Form 10-Q
period 2021-10-31
Rent the Runway, Inc.
filed 2021-12-10
CIK 1468327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________
Commission file number 001-40958
____________________________
RENT THE RUNWAY, INC.
____________________________
(Exact name of registrant as specified in its charter)

Delaware	80-0376379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Jay Street Brooklyn, New York 11201	11201
(Address of Principal Executive Offices)	(Zip Code)
(212) 524-6860
(Registrant's telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
____________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	RENT	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
1

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No ☒
The registrant had outstanding 60,096,327 shares of Class A common stock and 2,939,928 shares of Class B common stock as of December 7, 2021.

2

Unless the context otherwise requires, we use the terms the “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q, or Quarterly Report, to refer to Rent the Runway, Inc. and, where appropriate, our consolidated subsidiaries.
1

Risk Factor Summary
Investing in our Class A common stock involves numerous risks, including the risks described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks before making an investment. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.
•We have grown rapidly in recent years and have limited experience at our current scale of operations. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer.
•The COVID-19 pandemic has had, and may in the future continue to have, a material adverse impact on our business.
•The global fashion industry is highly competitive and rapidly changing, and we may not be able to compete effectively.
•Our continued growth depends on our ability to attract new, and retain existing, customers, which may require significant investment in paid marketing channels. If we are unable to cost-effectively grow our customer base, our business, financial condition and results of operations would be harmed.
•If we fail to retain customers, our business, financial condition, and results of operations would be harmed.
•If we are unable to accurately forecast customer demand, manage our products effectively and plan for future expenses, our operating results could be adversely affected.
•Shipping and logistics are a critical part of our business and our supply chain and any changes or interruptions in shipping or logistics operations could adversely affect our operating results.
•We rely heavily on the effective operation of our proprietary technology systems and software, as well as those of our third-party vendors and service providers, for our business to effectively operate and to safeguard confidential information.
•We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses in a timely manner, identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our condensed consolidated financial statements or cause us to fail to meet our periodic reporting obligations, our ability to comply with applicable laws and regulations and our access to the capital markets to be impaired.
•Our business is subject to a large number of U.S. and non-U.S. laws and regulations, many of which are evolving.
•We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anticorruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets, and we could face criminal liability and other serious consequences for violations, which could harm our business.
•Failure to adequately maintain and protect our intellectual property and proprietary rights could harm our brand, devalue our proprietary content, and adversely affect our ability to compete effectively.
•We are subject to rapidly changing and increasingly stringent laws and industry standards relating to data privacy, data security, data protection, and consumer protection. The restrictions and costs imposed by these laws, or our actual or perceived failure to comply with them, could subject us to liabilities that adversely affect our business, operations, and financial performance.
•We face risks associated with brand partners from whom our products are sourced or co-manufactured.
•We rely on third parties for elements of the payment processing infrastructure underlying our business. If these third-party elements become unavailable or unavailable on favorable terms, our business could be adversely affected.
•We depend on search engines, social media platforms, mobile application stores, content-based online advertising and other online sources to attract consumers to and promote our website and our mobile application, which may be affected by third-party interference beyond our control and as we grow our customer acquisition costs will continue to rise.

•Any failure by us, our brand partners, or our third-party manufacturers to comply with our vendor code of conduct, product safety, labor, or other laws, or to provide safe factory conditions for their workers, may damage our reputation and brand, and harm our business.
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on Nasdaq, including our Co-Founders, and their affiliates, which will limit your ability to influence the outcome of important transactions, including a change of control.
•Our share price may be volatile, and investors may be unable to sell their shares at or above the price they purchased them.
If we are unable to adequately address these and other risks we face, our business may be harmed.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, stock compensation, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report for the quarter ended October 31, 2021. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report and have filed as exhibits to this Quarterly Report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of any new information, future events or otherwise.

Part I- Financial Information
Item 1. Financial Statements

RENT THE RUNWAY, INC. Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts, unaudited)

	October 31,	January 31,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$278.7	$95.3
Restricted cash, current	5.6	3.4
Prepaid expenses and other current assets	5.4	4.7
Total current assets	289.7	103.4
Restricted cash	7.7	10.5
Rental product, net	79.9	97.6
Fixed assets, net	57.5	64.7
Intangible assets, net	6.8	7.8
Operating lease right-of-use assets	32.4	34.9
Other assets	4.4	1.8
Total assets	$478.4	$320.7
Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$22.0	$7.2
Accrued expenses and other current liabilities	23.7	14.1
Deferred revenue	11.0	5.6
Customer credit liabilities	6.7	7.0
Operating lease liabilities	6.0	6.7
Total current liabilities	69.4	40.6
Long-term debt, net	256.4	355.1
Operating lease liabilities	47.3	51.5
Warrant liability	—	11.8
Other liabilities	0.4	0.3
Total liabilities	373.5	459.3
Commitments and Contingencies (Note 13)
Redeemable preferred stock, $0.001 par value; 0 and 35,236,646 shares authorized as of October 31, 2021 and January 31, 2021, respectively; 0 and 31,137,921 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively; liquidation preference of $0.0 million and $393.7 million as of October 31, 2021 and January 31, 2021, respectively	—	388.1
Stockholders’ equity (deficit)
Common stock, $0.001 par value; 0 and 60,000,000 shares authorized as of October 31, 2021 and January 31, 2021, respectively; 0 and 10,456,521 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively	—	—
Class A common stock, $0.001 par value; 300,000,000 and 0 shares authorized as of October 31, 2021 and January 31, 2021, respectively; 60,049,399 and 0 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively	0.1	—
Class B common stock, $0.001 par value; 50,000,000 and 0 shares authorized as of October 31, 2021 and January 31, 2021, respectively; 2,939,928 and 0 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively	—	—
Preferred stock, $0.001 par value; 10,000,000 and 0 shares authorized as of October 31, 2021 and January 31, 2021, respectively; 0 and 0 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively	—	—
Additional paid-in capital	866.7	62.7
Accumulated deficit	(761.9)	(589.4)
Total stockholders’ equity (deficit)	104.9	(526.7)
Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$478.4	$320.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Operations
(In millions, except share and per share amounts, unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue:
Subscription and Reserve rental revenue	$54.3	$30.5	$127.0	$106.8
Other revenue	4.7	5.0	12.2	17.2
Total revenue, net	59.0	35.5	139.2	124.0
Costs and expenses:
Fulfillment	19.2	11.0	41.5	43.8
Technology	12.8	9.4	33.0	28.0
Marketing	10.8	1.4	18.2	6.5
General and administrative	35.8	17.9	76.4	59.9
Rental product depreciation and revenue share	19.9	22.1	51.5	69.1
Other depreciation and amortization	4.7	5.7	14.6	17.4
Total costs and expenses	103.2	67.5	235.2	224.7
Operating loss	(44.2)	(32.0)	(96.0)	(100.7)
Interest income / (expense), net	(14.3)	(11.8)	(43.7)	(32.2)
Gain / (loss) on warrant liability revaluation, net	(17.4)	—	(24.9)	—
Gain / (loss) on debt extinguishment, net	(12.2)	(0.6)	(12.2)	(0.6)
Other income / (expense), net	—	0.1	3.9	1.2
Net loss before benefit from income taxes	(88.1)	(44.3)	(172.9)	(132.3)
Income tax benefit / (expense)	0.3	—	0.4	—
Net loss	$(87.8)	$(44.3)	$(172.5)	$(132.3)
Net loss per share attributable to common stockholders, basic and diluted	$(6.72)	$(3.98)	$(14.35)	$(11.89)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	13,063,034	11,115,005	12,018,879	11,130,102
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of July 31, 2021	32,575,462	409.3	10,791,253	—	68.9	(674.1)	(605.2)
Conversion of redeemable preferred stock	(32,575,462)	(409.3)	32,575,462	0.1	409.3	—	409.4
Stock issued under stock incentive plan	—	—	201,237	—	1.2	—	1.2
Stock issued as part of IPO, net of offering costs	—	—	17,000,000	—	327.1	—	327.1
Issuance of warrants	—	—	—	—	6.4	—	6.4
Exercise of warrants	—	—	2,421,375	—	35.5	—	35.5
Reclassification of warrants	—	—	—	—	1.2	—	1.2
Share-based compensation expense	—	—	—	—	17.1	—	17.1
Net loss	—	—	—	—	—	(87.8)	(87.8)
Balances as of October 31, 2021	—	$—	62,989,327	$0.1	$866.7	$(761.9)	$104.9

Balances as of July 31, 2020	29,387,695	365.8	10,407,911	—	58.1	(506.3)	(448.2)
Issuance of redeemable preferred stock	1,750,226	22.3	—	—	—	—	—
Stock issued under stock incentive plan	—	—	14,282	—	0.1	—	0.1
Share-based compensation expense	—	—	—	—	2.5	—	2.5
Net loss	—	—	—	—	—	(44.3)	(44.3)
Balances as of October 31, 2020	31,137,921	$388.1	10,422,193	$—	$60.7	$(550.6)	$(489.9)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2021	31,137,921	388.1	10,456,521	—	62.7	(589.4)	(526.7)
Issuance of redeemable preferred stock	1,437,541	21.2	—	—	—	—	—
Conversion of redeemable preferred stock	(32,575,462)	(409.3)	32,575,462	0.1	409.3	—	409.4
Stock issued under stock incentive plan	—	—	535,969	—	3.1	—	3.1
Stock issued as part of IPO, net of offering costs	—	—	17,000,000	—	327.1	—	327.1
Issuance of warrants	—	—	—	—	6.4	—	6.4
Exercise of warrants	—	—	2,421,375	—	35.5	—	35.5
Reclassification of warrants	—	—	—	—	1.2	—	1.2
Share-based compensation expense	—	—	—	—	21.4	—	21.4
Net loss	—	—	—	—	—	(172.5)	(172.5)
Balances as of October 31, 2021	—	$—	62,989,327	$0.1	$866.7	$(761.9)	$104.9

Balances as of January 31, 2020	26,992,271	330.5	10,371,636	—	54.0	(418.3)	(364.3)
Issuance of redeemable preferred stock	4,145,650	57.6	—	—	—	—	—
Stock issued under stock incentive plan	—	—	50,557	—	0.4	—	0.4
Share-based compensation expense	—	—	—	—	6.3	—	6.3
Net loss	—	—	—	—	—	(132.3)	(132.3)
Balances as of October 31, 2020	31,137,921	$388.1	10,422,193	$—	$60.7	$(550.6)	$(489.9)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Nine Months Ended October 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(172.5)	$(132.3)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Rental product depreciation and write-offs	33.9	43.0
Write-off of rental product sold	3.7	11.8
Other depreciation and amortization	14.6	18.0
Proceeds from rental product sold	(9.0)	(14.4)
(Gain) / loss from liquidation of rental product	(0.8)	0.6
Accrual of paid-in-kind interest	35.4	25.7
Settlement of paid-in-kind interest	(6.3)	—
Amortization of debt discount	4.9	3.0
Loss on debt extinguishment	12.2	0.6
Share-based compensation expense	21.4	6.3
Remeasurement of warrant liability	24.9	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(0.7)	(0.8)
Operating lease right-of-use assets	2.5	(2.1)
Other assets	(2.6)	1.6
Accounts payable, accrued expenses and other current liabilities	13.9	0.3
Deferred revenue and customer credit liabilities	5.1	(6.3)
Operating lease liabilities	(4.9)	11.5
Other liabilities	0.8	(0.4)
Net cash (used in) provided by operating activities	(23.5)	(33.9)
INVESTING ACTIVITIES
Purchases of rental product	(17.0)	(48.7)
Proceeds from liquidation of rental product	4.8	0.9
Proceeds from sale of rental product	9.0	14.4
Purchases of fixed and intangible assets	(6.2)	(19.9)
Net cash (used in) provided by investing activities	(9.4)	(53.3)
FINANCING ACTIVITIES
Proceeds from issuance of common stock upon IPO, net of offering costs	331.5	—
Proceeds from issuance of redeemable preferred stock	21.2	60.4
Proceeds from exercise of stock options under stock incentive plan	3.1	0.4
Proceeds from line of credit	—	15.0
Principal repayments on line of credit	—	(59.0)
Proceeds from long-term debt	—	155.0
Principal repayments on long-term debt	(135.0)	—
Deferred financing costs paid	(0.2)	(3.4)
Debt extinguishment costs	(4.7)	—
Principal payments on financing lease obligations	(0.2)	(0.1)
Net cash (used in) provided by financing activities	215.7	168.3

Net increase in cash and cash equivalents and restricted cash	182.8	81.1
Cash and cash equivalents and restricted cash at beginning of period	109.2	41.9
Cash and cash equivalents and restricted cash at end of period	$292.0	$123.0
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$278.7	$109.0
Restricted cash, current	5.6	3.5
Restricted cash, noncurrent	7.7	10.5
Total cash and cash equivalents and restricted cash	$292.0	$123.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Information

(In millions, unaudited)

	Nine Months Ended October 31,
	2021	2020
Cash payments (receipts) for:
Fixed operating leases payments (reimbursements), net	$12.0	$(0.7)
Fixed assets received in the prior period	0.5	2.1
Rental product received in the prior period	3.6	3.7
Non-cash financing and investing activities:
Financing leases right-of-use asset amortization	$0.2	$0.1
ROU assets obtained in exchange for lease liabilities	0.7	—
Adjustments to ROU assets or lease liabilities due to modification or other reassessment events	0.1	5.2
Purchases of fixed assets not yet settled	0.7	0.5
Purchases of rental product not yet settled	10.4	6.8
IPO offering costs not yet settled	4.4	—

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
1.Business
Description of Business
Rent the Runway, Inc.’s (the “Company”) mission is to power women to feel their best every day. Launched in November 2009, the Company has built the world’s first and largest shared designer closet with approximately 19,000 styles by over 780 brand partners. The Company gives customers access to its “unlimited closet” through its subscription offering or the ability to rent a-la-carte through its reserve offering (“Reserve”). The Company’s corporate headquarters is located in Brooklyn, New York and the operational facilities are located in Secaucus, New Jersey, and Arlington, Texas. Its wholly-owned subsidiary, Rent the Runway Limited (the “Subsidiary”), is located in Galway, Ireland, and is focused on software development and support activities.
All revenue is currently generated in the United States. Substantially all revenue is derived from rental subscription fees and a-la-carte rental fees, with a portion derived from the sale of apparel and accessories and other fees.
2.Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its Subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain amounts in the financial statements have been reclassified to conform to the current presentation.
The unaudited interim condensed consolidated financial statements and related disclosures have been prepared by management on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary for a fair statement of the results for the interim periods presented.
The results for the three months and nine months ended October 31, 2021 are not necessarily indicative of the operating results expected for the year ended January 31, 2022 or any future period. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, the unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended January 31, 2021, which can be found in the Company’s final prospectus dated October 27, 2021 filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”).
Fiscal Year
The Company operates on a fiscal calendar ending January 31. All references to fiscal year 2020 reflect the results of the 12-month period ending January 31, 2021. All references to fiscal year 2021 reflect the results of the 12-month period ending January 31, 2022.
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The Company has one operating and reportable segment as the CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
resources, and evaluating financial performance. All revenue is attributed to customers based in the United States and substantially all the Company’s long-lived assets are located in the United States.
Initial Public Offering
On October 27, 2021, the Company completed its initial public offering (“IPO”) and the Company’s Class A common stock began public trading on the Nasdaq Stock Market LLC under the symbol “RENT”. In connection with the IPO, the Company issued and sold 17,000,000 shares of its Class A common stock at a public offering price of $21.00 per share. The Company received proceeds of $327.1 million from the IPO which are net of underwriting discounts of $24.1 million and offering costs payable by the Company of $5.8 million (of which $1.4 million were paid as of October 31, 2021). Offering costs, including legal, accounting, printing and other costs directly related to the IPO have been recorded in Additional paid-in capital against the proceeds from the IPO on the Company’s condensed consolidated balance sheet.

At the closing of the IPO, the Company’s then outstanding redeemable preferred stock converted into 32,575,462 shares of the Company’s Class A common stock. The carrying value of the redeemable preferred stock of $409.3 million was reclassified to common stock and additional paid-in-capital.

In connection with the effectiveness of the Company’s IPO registration statement on Form S-1 (the “registration statement”), the Company recognized $14.4 million in stock-based compensation expense for (i) certain RSUs that contain both service-based and liquidity based vesting conditions satisfied upon the effectiveness of the registration statement and (ii) the fully vested portion of certain RSU awards that were granted upon the effectiveness of the IPO.

In connection with the IPO, the Company adopted an amended charter and adopted amended bylaws. The amended charter authorized capital stock consisting of:
•300,000,000 shares of Class A common stock, par value $0.001 per share;
•50,000,000 shares of Class B common stock, par value $0.001 per share; and
•10,000,000 shares of preferred stock, par value $0.001 per share.
Holders of the Class A are entitled to one vote per share, and the holders of Class B common stock are entitled to twenty votes per share. Immediately after the effectiveness of the amended charter, 2,939,928 shares of Class A common stock held by the Company’s co-founders were exchanged for an equivalent number of shares of Class B common stock. In addition, the terms of certain outstanding equity awards held by the Company’s cofounders were modified to provide that such awards are exercisable or settle into shares of Class B common stock.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience, market conditions, and on various other assumptions that are believed to be reasonable. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful life and salvage value of rental product, incremental borrowing rate to determine lease liabilities, and the valuation of share-based compensation and warrants.
As of October 31, 2021, the effects of the ongoing COVID-19 pandemic on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Concentrations of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash investments with high credit quality financial institutions. The Company believes no significant credit risk exists with respect to these financial instruments.
No single customer accounted for more than 5% of the Company’s revenue during the three or nine months ended October 31, 2021 and 2020.
Fair Value Measurements and Financial Instruments
Fair value accounting is applied for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis, at least annually. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity, associated with the inputs to the valuation of these assets or liabilities, are as follows:
Level 1:    Observable inputs, such as quoted prices in active markets for identical assets and liabilities.
Level 2:    Inputs other than the quoted prices in active markets that are observable either directly or indirectly.
Level 3:    Unobservable inputs, in which there is little or no market data which require the Company to develop its own assumptions.
The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The carrying amounts of financial instruments, including cash, cash equivalents and restricted cash approximate fair value as of October 31, 2021 and January 31, 2021, due to the relatively short duration of these instruments. The carrying value of the Company’s long-term debt instruments approximate their fair values as of October 31, 2021 and January 31, 2021.
Rental Product, Net
The Company considers rental product to be a long-term productive asset and, as such, classifies it as a noncurrent asset on the condensed consolidated balance sheets.
Rental product is stated at cost, less accumulated depreciation. The Company depreciates rental product, less an estimated salvage value, over the estimated useful lives of the assets using the straight-line method. The useful life is determined based on historical trends and an assessment of any future changes. The salvage value considers the historical trends and projected liquidation proceeds for the assets. The estimated useful lives and salvage values are described below:

	Useful Life	Salvage Value
Apparel	3 years	20%
Accessories	2 years	30%

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
In accordance with its policy, the Company reviews the estimated useful lives and salvage values of rental product on an ongoing basis.
Rental product is classified as held for sale and written down to salvage value at the time it is no longer considered rentable. The value of rental product held for sale as of October 31, 2021 and January 31, 2021 was $2.7 million and $6.4 million, net, respectively. The accelerated depreciation related to rental product held for sale was $0.9 million and $1.6 million for the three months ended October 31, 2021 and October 31, 2020, respectively, and $3.2 million and $6.6 million, for the nine months ended October 31, 2021 and October 31, 2020, respectively. The accelerated depreciation is presented on the condensed consolidated statements of operations within rental product depreciation and revenue share.
The Company records write-offs for the remaining net book value of rental product sold, and separately records write-offs for losses on lost, damaged, and unreturned apparel and accessories. These write-offs are presented on the condensed consolidated statements of operations within rental product depreciation and revenue share.
The Company offers its customers an opportunity to purchase items prior to the end of their estimated useful life. In such instances, the Company considers the disposal of such rental product to be a sale and, as such, records the proceeds as other revenue and the net book value of the items at the time of sale as rental product depreciation in the condensed consolidated statements of operations. The cash proceeds and the cost of rental product are classified as cash flows from investing activities on the condensed consolidated statements of cash flows, because the predominant activity of the rental product purchased is to generate subscription and a-la-carte rental revenue. The cash proceeds associated with these sales were $9.0 million and $14.4 million for the nine months ended October 31, 2021 and 2020, respectively.
Revenue Recognition
Subscription and a-la-carte rental fees (“Subscription and Reserve rental revenue”) are recognized in accordance with Accounting Standard Update (“ASU”) 2016-02, Leases, Topic 842 (“ASC 842”). Other revenue, primarily related to the sale of rental product, is recognized under ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”) at the date of delivery of the product to the customer. Other revenue represented 8.0% and 14.1% of total revenue for the three months ended October 31, 2021 and 2020, respectively, and 8.8% and 13.9% of total revenue for the nine months ended October 31, 2021 and 2020, respectively.
Revenue is presented net of promotional discounts. Promotional discounts are recognized in accordance with either ASC 842 or ASC 606, based on the guidance applied to the rental fees or product sales to which the promotional discounts are related. Revenue is presented net of taxes that are collected from customers and remitted to governmental authorities.

Revenue is also presented net of customer credits and refunds. A liability is recognized at the time a customer credit or a gift card is issued, and revenue is recognized upon redemption of the credit or gift card. The Company’s customer credit liability is presented on the condensed consolidated balance sheets. During the three months ended October 31, 2021 and October 31, 2020, $0.7 million and $0.8 million of credits included in the customer credit liability as of July 31, 2021 and July 31, 2020, respectively, were redeemed. During the nine months ended October 31, 2021 and October 31, 2020, $1.6 million and $1.0 million of credits included in the customer credit liability as of January 31, 2021 and January 31, 2020, respectively, were redeemed. Customer credits and gift cards do not have expiration dates. Over time, a portion of these instruments is not redeemed. The Company continues to maintain the full liability for the unredeemed portion of the credits and gift cards when the Company has any legal obligation to remit such credits to government authorities in relevant jurisdictions.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Subscription and Reserve Rental Revenue
The Company recognizes rental revenue from subscription and a-la-carte rental fees in accordance with ASC 842. Subscription fees are recognized ratably over the subscription period, commencing on the date the subscriber enrolls in the rental program. The fees are collected upon enrollment. The subscription automatically renews on a monthly basis until cancelled by the customer. Subscribers can pause or cancel their subscriptions at any time.
The Company recognizes fees for a-la-carte rentals ratably over the rental period, which starts with the date of delivery of rental product to the customer. A-la-carte rental orders can be placed up to 4 months prior to the rental start date and the customer’s payment form is charged upon order confirmation. The Company defers recognizing the fees and any related promotions for a-la-carte rentals until the date of delivery, and then recognizes those fees ratably over the 4-or 8-day rental period.
The Company accrues for credits and refunds issued subsequent to the balance sheet date that relate to rentals prior to the balance sheet date. These amounts were not material as of October 31, 2021 and January 31, 2021.

Other Revenue
Other revenue consists primarily of revenue from the sale of rental product. The Company recognizes revenue from the sale of rental product in accordance with ASC 606. Sale of rental product occurs in two forms: (i) liquidation at the end of the useful life and; (ii) customer purchase of rental product at a discounted price, calculated as a percentage of retail value. Payment is due upon order confirmation and there is no financing component. The single performance obligation associated with rental product sales is generally satisfied upon delivery of the rental product to the customer. The Company does not have any material contractual receivables, assets, or liabilities with respect to other revenue as of October 31, 2021 and January 31, 2021.
Share-Based Compensation
The Company recognizes all employee share-based compensation as an expense in the condensed consolidated financial statements. Equity classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service period of the award. Determining the fair value of options at the grant date requires judgment, including the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividend yield. The fair value of common stock post-IPO is based on the closing price of the common stock on the date of grant as reported on the Nasdaq Global Select Market. Upon grant of awards, the Company also estimates an amount of forfeitures that will occur prior to vesting.
The Company has granted restricted stock units (“RSUs”) which vest only upon satisfaction of both time-based service and liquidity-based conditions. The liquidity-based vesting condition was satisfied upon the effectiveness of the Company’s IPO. Share-based compensation related to any remaining time-based service after the qualifying event is recorded over the remaining requisite service period. The Company records share-based compensation expense for RSUs on an accelerated attribution method over the requisite service period, which is generally 4 years, and only if liquidity-based conditions are considered probable to be satisfied. See Note 11 for a description of the accounting for share-based awards.
Insurance Proceeds
During the nine months ended October 31, 2021, the Company recorded an insurance recovery of $4.0 million, related to a network issue during the year ended January 31, 2020. This amount is recorded in other income / (expense), net in the condensed consolidated statements of operations.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Recently Issued and Adopted Accounting Pronouncements
Recently Adopted Accounting Pronouncements Internal-Use Software
In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The ASU allows implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement. The ASU also requires amortization expense be recognized in the same line item as the related fees associated with the arrangement and related capitalized implementation costs be presented in the same line as the prepayment for the hosting fee. This standard is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those years, and early adoption is permitted. The Company adopted this standard on February 1, 2021, and the adoption of this standard did not have a material impact on the unaudited condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improves the consistency in application of other areas by clarifying and amending existing guidance. This standard is effective for annual reporting periods beginning after December 15, 2021, and interim periods within those years, and early adoption is permitted. Certain amendments of this standard may be adopted on a retrospective basis, modified retrospective basis or prospective basis. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
Financial Instruments – Credit Losses
In June 2016, the FASB issued ASU No 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. This standard is effective for annual reporting periods beginning after December 15, 2022, and interim periods within those years, and early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
3.Liquidity and Impact of COVID-19 Pandemic
The Company has incurred a net loss from operations since inception and has historically relied upon debt and equity financing to fund its operations. In addition, the COVID-19 pandemic has had a significant adverse impact on the Company’s business. As a result, the Company experienced a significant decline in active subscribers, subscription revenue and a-la-carte rental revenue and a significant increase in net loss in fiscal year 2020. While the Company has experienced active subscriber revenue growth during the nine months ended October 31, 2021, it is uncertain when subscription revenue and a-la-carte rental revenue will return to pre-COVID-19 levels. To the extent that the strength or pace of the Company’s COVID-19 recovery lags from what is currently anticipated, the Company has established plans to preserve existing cash liquidity, which could include reducing labor, operating expenses and/or capital expenditures.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
In April and May 2021, the Company sold additional shares of Series G redeemable preferred stock in exchange for $20.1 million.
In October 2021, the Company completed its IPO and issued 17,000,000 shares of its Class A common stock at $21.00 per share. The Company received proceeds of $327.1 million which are net of the underwriting discounts of $24.1 million and direct offering costs payable by the Company of $5.8 million.
As of October 31, 2021 and January 31, 2021, the Company held cash and cash equivalents of $278.7 million and $95.3 million, respectively. The Company believes that its existing cash resources will be sufficient to meet the costs of the business, debt service obligations, and working capital requirements for the twelve months from the issuance date of these condensed consolidated financial statements. As such, the Company believes that it will have sufficient liquidity from cash on-hand and future operations to satisfy its obligations and to comply with its amended debt covenants for at least the next twelve months from the date these financial statements are available to be issued.
4.Rental Product, Net
Rental product consisted of the following:

	October 31,	January 31,
	2021	2021

Apparel	$166.1	$183.8
Accessories	7.3	8.9
	173.4	192.7
Less accumulated depreciation	(93.5)	(95.1)
Rental product, net	$79.9	$97.6
Depreciation and write-offs related to rental product, including write-offs of rental products sold, was $13.7 million and $16.8 million for the three months ended October 31, 2021 and 2020, respectively, and $37.6 million and $54.8 million for the nine months ended October 31, 2021 and 2020, respectively.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
5.Long-Term Debt
Summary
The following table summarizes the Company’s line of credit and long-term debt outstanding as of October 31, 2021 and January 31, 2021:

	October 31,	January 31,
	2021	2021

Bank of America Line of Credit	$—	$—
Temasek Facility principal outstanding	271.6	230.0
Add: payment-in-kind interest	0.1	62.2
Less: unamortized debt discount	(15.3)	(1.9)
Temasek Facility, net	256.4	290.3

Ares Facility principal outstanding	—	75.0
Add: payment-in-kind interest	—	1.6
Less: unamortized debt discount	—	(10.9)
Ares Facility, net	—	65.7
Total net carrying value	256.4	356.0
Less: current portion of long-term debt	—	(0.9)
Total noncurrent line of credit and long-term debt	$256.4	$355.1
Bank of America Line of Credit
In April 2019, the Company entered into a Credit Agreement with Bank of America and an asset-backed revolving credit facility (the “Line of Credit”) was put in place with Bank of America as agent and a lender, and Barclays Bank PLC and Goldman Sachs Bank USA as additional lenders. The Line of Credit provided for revolving advances up to an aggregate amount of $100.0 million, with an incremental uncommitted accordion of $50.0 million.
The Line of Credit contained various events of default, the occurrence of which could have resulted in termination of the lenders’ commitments to lend and the acceleration of all obligations under the Line of Credit. In October 2020, the Company entered into a new secured term loan senior credit agreement with Ares Corporate Opportunities Fund V, L.P. (the “Ares Facility” described below) and repaid all outstanding principal on the Line of Credit, and terminated the credit commitments. During the three months ended October 31, 2020, the Company recognized a $0.6 million loss on debt extinguishment related to this transaction.
Temasek Facility
In July 2018, the Company entered into a subordinated, junior lien term loan agreement with Double Helix Pte Ltd. as administrative agent for Temasek Holdings (the “Temasek Facility”). The Company drew $100.0 million under the Temasek Facility at closing with the ability to draw an additional $100.0 million in multiple drawings at any time prior to July 23, 2020 (the “Initial Temasek Commitments”) based on meeting certain performance and financial tests at each draw.
In November 2019, the Company drew an additional $50.0 million of the Initial Temasek Commitments and amended the Temasek Facility to include an additional $30.0 million of committed availability (the “Subsequent Temasek Commitments”). In March 2020, the Company drew the remaining $50.0 million of the Initial Temasek Commitments and the $30.0 million of the Subsequent Temasek Commitments.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)

Prior to the termination of the Ares Facility, Temasek Facility was both lien-subordinated and payment-subordinated to the Ares Facility (described below) pursuant to a Subordination Agreement entered into in October 2020 that functions as both a secured lender intercreditor agreement and a subordination agreement (for payment subordination); the Ares Facility was senior debt, and the Temasek facility was subordinated debt with respect to the Ares Facility.
The Initial Temasek Commitments had an interest rate of 15% per annum that accrued as noncash interest. The Subsequent Temasek Commitments had a cash interest rate of 13% per annum, payable quarterly. The Temasek Facility required mandatory prepayment upon certain defined triggering events as well as optional prepayments, but such mandatory prepayments were not required to be made while the Ares Facility was outstanding.

In October 2021, the Company used proceeds from the IPO to pay down the Subsequent Temasek Commitments of $30.0 million outstanding principal and interest in full. Concurrently, the Company entered into an amendment to the Temasek Facility (the “Temasek Facility Amendment”). The Temasek Facility as amended by the Temasek Facility Amendment is referred to as the “Amended Temasek Facility”. This transaction was accounted for as a debt modification. The terms of the Temasek Facility Amendment provides for, among other things, (i) an extension of the maturity to October 2024, (ii) an outstanding principal under the Amended Temasek Facility of $271.6 million (with no additional debt proceeds having been funded and after giving effect to the repayment described below), and (iii) amended interest rate of 12% with up to 5% payable in kind. On the effective date of the Temasek Facility Amendment, the Company paid down an additional $30.0 million of the outstanding principal of the Amended Temasek Facility, for a total of $60.0 million principal paydown on the Temasek Facility and Amended Temasek Facility.
The Amended Temasek Facility requires the Company to comply with specified nonfinancial covenants including, but not limited to, restrictions on the incurrence of debt, payment of dividends, making of investments, sale of assets, mergers and acquisitions, modifications of certain agreements and its fiscal year, and granting of liens. Additionally, the Amended Temasek Facility includes a minimum liquidity maintenance covenant of $50.0 million and amends the call protection applicable to the loans outstanding thereunder including the ability to refinance at a lower penalty within 12 months from the date of the amendment. The Amended Temasek Facility contains various events of default, the occurrence of which could result in the acceleration of obligations under each respective facility.
In July 2018, in connection with the Initial Temasek Commitments, the Company recorded a debt discount of $11.7 million, of which $1.4 million related to closing fees paid and $10.3 million related to the allocation of proceeds to the warrants issued. Please refer to Note 10 for the details of the warrants outstanding in relation to the Temasek Facility. These amounts were accreted to the principal amount of the Temasek Facility through the recognition of noncash interest expense. The effective interest rate for the Temasek Facility for the period from the date of issuance through the date of the Temasek Facility Amendment was 15.95%. As of October 31, 2021 the debt discount associated with the Initial Temasek Commitments was fully accreted.

In October 2021, in connection with the Amended Temasek Facility, the Company recorded a debt discount of $15.3 million, of which $0.2 million related to lender fees, $5.3 million related to the allocation of proceeds to warrants issued in relation to the Amended Temasek Facility, $1.0 million related to the extension of the term of warrants issued in relation to the Temasek Facility, and $8.8 million related to fees incurred to amend the Amended Temasek Facility. These amounts are being accreted to the principal amount of the Amended Temasek Facility through the recognition of noncash interest expense. The effective interest rate for the Amended Temasek Facility for the period from the date of issuance through October 31, 2021 was 14.29%.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The Company determined that all of the embedded features of the Temasek Facility and Amended Temasek Facility were clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s condensed consolidated financial statements.
Ares Facility
In October 2020, the Company entered into the Ares Facility with Alter Domus (US) LLC as administrative agent for Ares Corporate Opportunities Fund V, L.P. (“Ares”). The Company received gross proceeds equal to $75.0 million (the “Ares Original Principal”). In conjunction with the incurrence of the Ares Facility, the Company received proceeds from Ares of $25.0 million for the issuance of 1,695,955 shares of Series G redeemable preferred stock. The total transaction resulted in the receipt of $100.0 million in exchange for the Ares Facility, Series G redeemable preferred stock and issuance of common stock warrants (the “Ares Financing Transaction”).
The Ares Facility had an interest rate of 8% per annum accrued as noncash interest. The Ares Facility required quarterly principal payments of 0.25% of the original principal amount. The remaining principal balance would have become due in 2023. The Ares Facility required an exit payment of $1.5 million which was to be paid once the Ares Facility matured or the Ares Original Principal was paid in full.
The Ares Facility was secured by a first priority lien over substantially all assets of the Company. The Ares Facility required the Company to comply with substantially the same specified nonfinancial covenants as the Temasek Facility, including but not limited to, restrictions on the incurrence of debt, making of investments, the payment of dividends, sale of assets, mergers and acquisitions, modifications of certain agreements and its fiscal year, and granting of liens. The Ares Facility also required the Company to meet specified financial covenants that are measured based on pre-defined consolidated EBITDA thresholds. The Ares Facility required mandatory prepayment upon defined triggering events as well as permitting optional prepayments and certain of the mandatory prepayment triggering items are subject to a prepayment premium. The Ares Facility contained various events of default, the occurrence of which could result in the acceleration of obligations under the Ares Facility.
The Company allocated the debt discount and debt issuance costs amongst the various instruments issued in the Ares Financing Transaction. The amount allocated as a debt discount was $10.4 million, of which $1.7 million related to fees paid to the lender and $8.7 million related to the allocation of proceeds to the warrants issued. The Company also recorded debt issuance costs of $1.6 million related to other third-party costs incurred in obtaining the Ares Facility. Please refer to Note 10 for the details of the warrants issued in relation to the Ares Financing Transaction. These amounts were being accreted to the principal amount of the Ares Facility through the recognition of noncash interest expense. The effective interest rate for the period from the date of issuance through the date of repayment was 13.35%.
The Company determined that all of the embedded features of the Ares Facility were either clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s condensed consolidated financial statements.

In October 2021, the Company paid down the Ares Facility outstanding principal and accrued interest in full and terminated the Ares Facility. The Company recognized a $12.2 million loss on debt extinguishment related to this transaction.
Covenants
The Company was in compliance with all applicable financial and nonfinancial covenants as of October 31, 2021.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
6.Income Taxes

The Company’s provision or benefit from income taxes in interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment. The estimate of the annual effective income tax rate for the full year is applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year.

The Company continues to maintain a full valuation allowance on all United States net deferred tax assets for all periods presented.

The amount of unrecognized tax benefits as of October 31, 2021 and January 31, 2021 was $0.7 million and $0.6 million, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized benefits relating to the Company’s tax position is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain and a reasonable estimate of the range of gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months cannot be made at this time.

7.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	October 31,	January 31,
	2021	2021
Revenue share payable	7.1	$4.3
Accrued operating and general expenses	9.5	3.8
Accrued payroll related expenses	4.6	3.4
Sales and other taxes	1.9	1.0
Current portion of long-term debt	—	0.9
Gift card liability	0.6	0.7
Accrued expenses and other current liabilities	$23.7	$14.1
8.Fair Value Measurements
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.
Observable inputs are based on market data obtained from independent sources. Unobservable inputs reflect the Company’s assessment of the assumptions market participants would use to value certain financial instruments. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

		October 31,	January 31,
Description	Level	2021	2021

Liabilities:
Warrant liability – Common stock warrants	3	$—	$11.2
Warrant liability – Preferred stock warrants	3	—	0.6
Total liabilities		$—	$11.8
The warrant liabilities are valued using a Black-Scholes option pricing model. The assumptions used in preparing the model include estimates such as volatility, contractual terms, dividend yield, expiration dates and risk-free interest rates. Prior to the Company’s IPO, this valuation model used unobservable market share price input on a recurring basis, and therefore was considered a Level 3 liability.
The following table presents a roll forward of the fair value of the level 3 liabilities for the nine months ended October 31, 2021 and October 31, 2020:

Warrant Liability
Balance as of January 31, 2020	$0.6
Issuance of warrants	$11.6
Balance as of October 31, 2020	$12.2

Balance as of January 31, 2021	$11.8
Issuance of warrants	0.5
Changes in estimated fair value	24.4
Exercise of warrants	(35.5)
Reclassification to equity-classified warrants	(1.2)
Balance as of October 31, 2021	$—

The Company issued a warrant for 1,651,701 shares of common stock related to the Ares Financing Transaction with a fair value at issuance of $11.6 million and there were no changes in the estimated fair value, exercise or reclassification of the liability-classified warrants during the nine months ended October 31, 2020.

The Company issued a warrant for 40,828 shares of common stock with a fair value at issuance of $0.5 million, included in the loss on warrant liability revaluation, net on the condensed consolidated statement of operations for the nine months ended October 31, 2021.

The warrants for 1,651,701 and 40,828 shares of common stock were automatically exercised and converted to an aggregate of 1,691,723 shares of Class A Common Stock through cashless exercise upon completion of the Company’s IPO. These warrants were adjusted to a fair value of $35.5 million immediately prior to exercise.

The warrants for an aggregate of 88,037 shares of Series D redeemable preferred stock were converted to warrants for shares of Class A common stock as of the IPO date. These warrants were reclassified to stockholders’ equity as of the effective date of the IPO, as the redemption provision from the shares

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
underlying these warrants was eliminated. These warrants were adjusted to fair value of $1.2 million immediately prior to reclassification.
The following table presents the key assumptions used in the Black-Scholes option pricing model for the valuation of the liability-classified warrants as of January 31, 2021. There were no outstanding liability-classified warrants as of October 31, 2021.

January 31,
2021
Valuation assumptions:
Expected dividend yield	—%
Expected volatility	87.68%
Expected term (in years)	6.75
Risk-free interest rate	0.79%
9.Redeemable Preferred Stock
During the nine months ended October 31, 2020, the Company sold 4,145,650 shares of Series G redeemable preferred stock in exchange for $57.6 million. During the nine months ended October 31, 2021, the Company sold an additional 1,437,541 shares of Series G redeemable preferred stock for $21.2 million. Upon consummation of the IPO, the Company accreted the carrying value of $409.3 million of the redeemable preferred stock to the liquidation value of $414.9 million and the Company’s 32,575,462 outstanding shares of redeemable preferred stock were converted into 32,575,462 shares of the Company’s Class A common stock. The accretion to liquidation value did not have a net impact on the Company’s additional paid-in capital.
10.Stockholders’ Equity
Common Stock
Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to twenty votes per share, as well as dividends if and when declared by the Board of Directors and, upon liquidation, dissolution, winding up or other liquidation event of the Company, all assets available for distribution to common stockholders. There are no redemption provisions with respect to common stock.

Preferred Stock
Upon the IPO, the Company authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. No shares were issued or outstanding as of October 31, 2021.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Warrants
As of October 31, 2021 and January 31, 2021, the Company had the following outstanding warrants:

	October 31, 2021
Outstanding Warrants	Date Issued	Number of Shares	Class of Shares	Exercise Price ($)	Fair Value at Issuance
Equity classified:
TriplePoint	Nov-16	82,891	Common	7.54	$0.3
TriplePoint	Jun-17	18,236	Common	7.54	0.1
TriplePoint	Sep-17	14,920	Common	7.54	0.1
TriplePoint	Jan-18	16,578	Common	7.54	0.1
TriplePoint	Apr-18	16,578	Common	7.54	0.1
TriplePoint	Nov-15	35,215	Common	17.04	0.2
TriplePoint	Jun-16	28,172	Common	17.04	0.2
TriplePoint	Sep-16	24,650	Common	17.04	0.1
Double Helix (Temasek)	Jul-18	730,000	Common	27.40	1.3
Double Helix (Temasek)	Oct-21	394,343	Common	21.00	5.3
		1,361,583			7.8
There were no outstanding liability-classified warrants as of October 31, 2021.

	January 31, 2021
Outstanding Warrants	Date Issued	Number of Shares	Class of Shares	Exercise Price ($)	Fair Value at Issuance
Equity classified:
TriplePoint	Nov-16	82,891	Common	7.54	$0.3
TriplePoint	Jun-17	18,236	Common	7.54	0.1
TriplePoint	Sep-17	14,920	Common	7.54	0.1
TriplePoint	Jan-18	16,578	Common	7.54	0.1
TriplePoint	Apr-18	16,578	Common	7.54	0.1
Double Helix (Temasek)	Jul-18	730,000	Common	0.01	9.0
Double Helix (Temasek)	Jul-18	730,000	Common	27.40	1.3
		1,609,203			$11.0
Liability classified:
TriplePoint	Nov-15	35,215	Series D	17.04	$0.2
TriplePoint	Jun-16	28,172	Series D	17.04	0.2
TriplePoint	Sep-16	24,650	Series D	17.04	0.1
10 Jay	Oct-20	76,627	Series G	14.74	—
Ares	Oct-20	1,651,701	Common	0.01	11.6
		1,816,365			$12.1
The fair value is estimated using the Black-Scholes option pricing model. The fair value is subjective and is affected by changes in inputs to the valuation model including the fair value per share of the underlying stock, the expected term of each warrant, volatility of the Company’s stock and peer company stock, and risk-free rates based on U.S. Treasury yield curves.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The Company issued preferred and common stock warrants in conjunction with the issuance of long-term debt. The preferred stock warrants were accounted for as liabilities primarily because the shares underlying the warrants contained contingent redemption features outside the control of the Company. The liability classified warrants were subject to remeasurement at each balance sheet date. With each such re-measurement, the liability classified warrants were adjusted to current fair value recognized as a gain or loss in the condensed consolidated statements of operations. The Company reassessed the classification of the warrants at each balance sheet date. If the classification changed as a result of events during the period, the warrants were reclassified as of the date of the event that caused the reclassification.
As of October 31, 2021, all outstanding warrants were equity-classified and recorded as additional paid-in capital. As of January 31, 2021, all outstanding common stock warrants, with the exception of Ares Facility common stock warrants, were recorded as additional paid-in capital and all preferred stock warrants were recorded as liabilities. Equity-classified contracts are not subsequently remeasured unless reclassification is required from equity to liability classification.
11.Stock Incentive Plan

2009 Stock Incentive Plan and 2019 Stock Incentive Plan

In 2009, the Company adopted its stock incentive plan (the “2009 Plan”) to grant equity to employees and service providers. In 2019, the Company adopted a new stock incentive plan (the “2019 Plan”) which replaced the 2009 Plan. The Company has granted RSUs and stock options, each of which is settleable in shares. Stock options could be granted with an exercise price less than, equal to or greater than the stock’s fair value at the date of grant. Options are generally granted for a 10-year term, and vest and become fully exercisable after 4 years of service from the date of grant. RSU awards have a 10-year term and have two vesting requirements in order to vest – a time based requirement and a liquidity based requirement, inclusive of an IPO event. RSUs typically have a 4-year time-based vesting requirement. While no shares are available for future issuance under the 2009 Plan or the 2019 Plan, they continue to govern outstanding equity awards granted thereunder.

2021 Incentive Award Plan

The Company's 2021 Incentive Award Plan (the "2021 Plan") was adopted by its Board of Directors and approved by stockholders in October 2021 and became effective upon the effective date of the IPO. The 2021 Plan replaced the 2019 Plan, and no further grants will be made under the 2019 Stock Plan. The terms of equity awards granted under the 2021 Plan to date are consistent with those granted under the 2019 Plan, as described above. As of October 31, 2021, there were 5,260,697 shares of common stock available for issuance under the 2021 Plan. There will not be any further equity grants of Class B common stock.

The grant date fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The option pricing model considers several variables and assumptions in estimating the fair value of stock-based awards. Because the Company’s shares are only recently publicly traded and there is a lack of historical company-specific data available, expected term is estimated under the simplified method using the vesting and contractual terms, and expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. The weighted-average assumptions for grants made during the nine months ended October 31, 2021, were as follows:

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)

Nine Months Ended October 31,
2021
Valuation assumptions:
Expected dividend yield	—%
Expected volatility	68.28%
Expected term (in years)	6.00
Risk-free interest rate	1.01%
Stock Options
Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balances as of January 31, 2021	6,060,107	$6.76	6.45	$3.7
Granted	4,448,184	7.93
Exercised	(485,086)	6.35
Forfeited	(445,515)	7.37
Balances as of October 31, 2021	9,577,690	$7.28	7.40	$96.1
Exercisable as of October 31, 2021	4,179,977	$6.65	5.32	$44.3

The weighted average grant date fair values of stock options granted for the nine months ended October 31, 2021 was $5.10. The total intrinsic value of stock options exercised for the nine months ended October 31, 2021 was $1.2 million.
As of October 31, 2021, there was $18.1 million of unrecognized compensation cost related to stock options granted that is expected to be recognized over a weighted average period of 3.3 years.
The Company currently uses authorized and unissued shares to satisfy exercising of stock option awards.
On October 26, 2020, the Company’s Board approved a one-time stock option repricing, which repriced certain outstanding stock options held by current employees and directors with an option exercise price of $12.43 and above. There were 2,565,149 outstanding eligible stock options that were amended to reduce such exercise price to $7.01 per share, the current fair market value of the Company’s common stock on the date of the approval of the repricing. Except for the modified exercise price, all other terms and conditions of each of the eligible stock options remained in full force and effect. The repricing was recorded as a stock option modification whereby the incremental fair value of each option was determined using the Black-Scholes option pricing model at the date of the modification, and $1.2 million was recognized related to vested options as incremental compensation expense during the three months ended October 31, 2020. The Company will recognize the remaining $1.1 million of incremental compensation costs on a straight-line basis over the remaining requisite service period.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
RSUs
RSUs activity during the periods indicated is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of January 31, 2021	1,509,601	$12.17
Granted	1,102,713	9.89
Exercised	(50,883)	17.25
Forfeited	(193,032)	8.48
Unvested and outstanding as of October 31, 2021	2,368,399	$11.38
As of January 31, 2021, the total unrecorded share based compensation expense relating to RSUs for which the time-based service vesting condition had been satisfied or partially satisfied was $7.6 million, which represented the amount of cumulative compensation expense that would have been recognized in the financial statements had the initial public offering been determined to be probable. The total unrecorded share-based compensation expense related to these awards as of January 31, 2021 was $12.7 million.

As of October 31, 2021, there was $7.4 million of unrecognized compensation cost related to RSUs granted that is expected to be recognized over a weighted average period of 1.5 years. The Company recognized $14.4 million of compensation cost upon effectiveness of the Company’s IPO, related to (i) certain RSUs that contain both service-based and liquidity-based vesting conditions satisfied upon the effectiveness of the registration statement and (ii) the fully vested portion of certain RSU awards that were granted upon the effectiveness of the IPO.
Share-Based Compensation Summary
The classification of share-based compensation by line item within the condensed consolidated statements of operations is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2021	2020	2021	2020
Technology	$2.4	$0.5	$3.3	$1.5
Marketing	0.7	0.1	0.9	0.3
General and administrative	14.0	1.9	17.2	4.5
Total share-based compensation	$17.1	$2.5	$21.4	$6.3

12.Net Loss per Share Attributable to Common Stockholders
The Company computes net loss per share attributable to common stockholders under the two-class method required for multiple classes of common stock and participating securities. The rights of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the net loss per share attributable to common stockholders will be the same for Class A and Class B common stock on an individual or combined basis.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(87.8)	$(44.3)	$(172.5)	$(132.3)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	13,063,034	11,115,005	12,018,879	11,130,102
Net loss per share attributable to common stockholders, basic and diluted	$(6.72)	$(3.98)	$(14.35)	$(11.89)
The following potentially dilutive outstanding securities based on amounts outstanding at each period end were excluded from the computation of diluted loss per share attributable to common stockholders because including them would have been anti-dilutive:

	Three and Nine Months Ended October 31,
	2021	2020

Redeemable preferred stock	—	31,137,921
Stock options	9,577,690	6,547,008
Common stock warrants	1,361,583	2,530,904
Preferred stock warrants	—	103,791
RSUs	2,368,399	—
Total	13,307,672	40,319,624
As of October 31, 2020, RSUs to be settled in 1,355,639 shares of common stock were excluded from     the table above because they were subject to liquidity based vesting conditions that were not satisfied.
13.Commitments and Contingencies
The Company had restricted cash balances for cash collateralized standby letters of credit as of October 31, 2021 and January 31, 2021 of $13.3 million and $13.9 million, primarily to satisfy security deposit requirements on its leases.

As of October 31, 2021 the Company committed to purchasing additional insurance coverage with a premium of approximately $5.0 million.

Legal Proceedings
From time to time in the normal course of business, various claims and litigation have been asserted or commenced against the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability for damages. Any claims or litigation could have an adverse effect on the Company’s results of operations, cash flows, or business and financial condition in the period the claims or litigation

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
are resolved. Accruals for loss contingencies are recorded when a loss is probable, and the amount of such loss can be reasonably estimated. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business.
As of October 31, 2021, there was no litigation or contingency with at least a reasonable possibility of a material loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended January 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our final prospectus (the “Prospectus”) dated October 27, 2021 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), for our initial public offering (the “IPO”). Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in January and the associated quarters, months and periods of those fiscal years.
Overview
We built the world’s first and largest shared designer closet — that we call the Closet in the Cloud — with approximately 19,000 styles by over 780 designer brands. We give customers ongoing access to our “Unlimited Closet” through our Subscription offering or the ability to rent a-la-carte through our Reserve offering. We also give our subscribers and customers the ability to buy our products through our Resale offering. These offerings allow us to engage and serve our subscribers and customers across diverse use cases from everyday life to special occasions. We have served over 2.5 million lifetime customers across all of our offerings and we had 150,075 ending total subscribers1 (active and paused) as of October 31, 2021. For the nine months ended October 31, 2021 and 2020, respectively, 83% and 88% of our total revenue (including Reserve and Resale revenue) was generated by subscribers while they were active or paused.
The variety, breadth and quantity of products we carry is important to our business, and we strategically manage the cost-effective acquisition of a high volume of items every year. We have successfully disproved the myth that fashion apparel items and accessories only last one season as we are able to rent or “turn” our products multiple times over many years, and over 40% of our styles turn for three or more years. We price our items at a fraction of their retail value, creating an attractive price and value proposition for our subscribers and customers.
We launched our Reserve offering in 2009 and focused on normalizing shared closet behavior with consumers and designer brands by giving customers the ability to rent a-la-carte for special occasions. In 2016, we launched our Subscription offering. Today, we source all of our products, which includes apparel, accessories and home goods, directly from designer brands. Prior to 2018, we purchased nearly all of our products from our brand partners typically at a discount to wholesale cost, which we refer to as “Wholesale” items. In late 2018, we began to procure products through Share by RTR and Exclusive Designs. See “—Our Product Acquisition Strategy” below for a description of the three ways in which we procure products.
Recent Business Developments

Initial Public Offering.     On October 29, 2021, we closed our IPO, in which we issued and sold 17,000,000 shares at the public offering price of $21.00 per share. We received net proceeds of $327.1 million after deducting underwriting discounts and commissions and offering expenses.

Debt Paydown and Amendment. Concurrent with our initial public offering, we paid down our senior secured term loan with Ares Corporate Opportunities Fund V, L.P. (the “Ares Facility”) of $80.7 million in full and $60.0 million of our subordinated, junior lien term loan with Double Helix Pte Ltd. as administrative agent for Temasek Holdings (the “Temasek Facility”), resulting in a total debt repayment of $140.7 million. We also refinanced the remaining Temasek Facility (the “Amended Temasek Facility”).

Key Operating and Financial Results. We have achieved the following operating and financial results for the three months ended and as of October 31, 2021 and 2020, respectively:

1 Ending total subscribers represents the number of subscribers with an active or paused membership as of the last day of the period and excludes subscribers who had an active or paused subscription during the period, but ended their subscription prior to the last day of the fiscal period.

•We had 116,833 and 65,545 Ending Active Subscribers2 (excluding paused subscribers), respectively, representing 78% growth year-over-year. We had 150,075 and 103,708 Ending Total Subscribers (including paused subscribers), respectively, representing 45% growth year-over-year
•Revenue was $59.0 million and $35.5 million, respectively, representing 66.2% growth year-over-year
•Gross Profit was $19.9 million and $2.4 million, respectively, representing a gross margin of 33.7% and 6.8%, respectively
•Net Loss was $(87.8) million and $(44.3) million, respectively
•Adjusted EBITDA was $(5.6) million and $(5.4) million, respectively
•Cash and Cash Equivalents was $278.7 million and $109.0 million, respectively

We have achieved the following operating and financial results for the nine months ended October 31, 2021 and 2020, respectively:
•Revenue was $139.2 million, and $124.0 million, respectively, representing 12.3% growth year-over-year
•Gross Profit was $46.2 million and $11.1 million, respectively, representing a gross margin of 33.2%, and 9.0%, respectively
•Net Loss was $(172.5) million and $(132.3) million, respectively
•Adjusted EBITDA was $(13.7) million, and $(16.0) million, respectively
•Net cash used in operating activities plus net cash used in investing activities was $(32.9) million and $(87.2) million, respectively; and
•Net cash used in operating activities plus net cash used in investing activities as a percentage of revenue was (23.6)% and (70.3)%, respectively.

Third Quarter Business Highlights.
•Strong subscriber engagement: 24% of subscribers added one or more paid additional items into their subscription program.
•All major U.S. metros back to approximately 90% of pre-COVID subscriber count except New York, Washington, D.C., and San Francisco; Markets in South Atlantic, South and Mountain regions significantly higher than pre-COVID.
•Continued to diversify geographic distribution of subscriber base with subscribers outside Top 20 markets now comprising 29% of base, up from 23% in fiscal year 2019, with subscriber use cases at 50% casual occasions up from 32% in fiscal year 2019.
•Onboarded 30 new brands including Altuzarra, LaQuan Smith, Rachel Antonoff and Rotate.
•Launched fit algorithm enhancement, driving meaningful improvement in fit rate, which increases customer loyalty.
•Conducted a brand awareness campaign that drove a more than 10% lift in traffic during the campaign.
•Launched at-home pickup in five major metros resulting in lower shipping costs and an easier way for customers to return orders; over one-third of customers in initial markets have adopted the offering.
Our Product Acquisition Strategy
We acquire and monetize products in three ways: Wholesale, Share by RTR and Exclusive Designs. Wholesale items are acquired directly from brand partners, typically at a discount to wholesale price. Share by RTR items are acquired directly from brand partners on consignment, at zero to low upfront cost with performance-based revenue share payments to our brand partners over time. Exclusive Designs items are
2 Ending Active Subscribers is defined as ending total subscribers as of period end, excluding paused subscribers.

designed using our data in collaboration with our brand partners. These units are manufactured through third-party partners with a low upfront fee and minimal revenue share payments to our brand partners over time.
Our product acquisition methods, Wholesale, Share by RTR and Exclusive Designs, are strategic levers to manage our capital efficiency, profitability and product risk. Our Exclusive Designs channel uses data insights to acquire items at a lower cost, which are designed to generate higher profitability over time. Share by RTR meaningfully reduces our upfront spend and de-risks our investment since we pay brands primarily based on item performance. Our Share by RTR arrangements with brands target delivering 85 to 100% of comparable wholesale cost to the brand in the first year; however there is no minimum commitment other than the upfront payment if applicable. Nearly all Share by RTR deals consummated after September 2020 include a cap on total potential payments to the brand partner.
In fiscal year 2020, 46% of new items were acquired through wholesale, 36% through Share by RTR and 18% through Exclusive Designs, compared to 74% wholesale, 15% Share by RTR and 11% Exclusive Designs in fiscal year 2019. Therefore, approximately 54% of new items were acquired through the more cost-effective channels of Share by RTR and Exclusive Designs in fiscal year 2020, compared to approximately 26% in fiscal year 2019. While we expect fiscal year 2021 acquisition to remain substantially similar to fiscal year 2020, we expect to moderately grow the percentage of units acquired through Exclusive Designs and slightly decrease the percentage of units acquired through Wholesale and Share by RTR. We may strategically adjust our mix of product acquisition channels in the future. Both our purchasing power and the diversification into Share by RTR and Exclusive Designs have led to a decrease in average upfront cost per item.
For additional details about our business model and our product acquisition strategy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our Business Model and Our Product Acquisition Strategy” in our Prospectus.
Key Factors Affecting Our Performance
We believe that our performance and future success depend on a variety of factors that present significant opportunities for our business, but also present risks and challenges that could adversely impact our growth and profitability. There have been no material changes to such factors from those described in the Prospectus in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Factors Affecting Our Performance.” For additional details see the section titled “Risk Factors” of this Quarterly Report.

Seasonality

We experience seasonality in our business, which may change due to the effects of the COVID-19 pandemic. For our Subscription offering, we typically acquire the highest number of subscribers in the third and fourth fiscal quarters, with net subscriber acquisition in the third quarter generally higher than the fourth quarter. We generally see a greater number of paused subscribers relative to total subscribers in the winter and summer months. We typically realize a higher portion of revenue from Reserve rentals during our third and fourth fiscal quarters as a result of increased wedding and holiday events.

The third fiscal quarter of 2021 has demonstrated subscriber seasonality patterns that are generally consistent with our historical trends. In addition, our seasonality trends are seeing effects from COVID-19 as Reserve orders and revenue are impacted by fewer large-scale holiday and special events compared to pre-COVID-19, especially those typically occurring in the third and fourth quarters. Subscriber acquisition will likely also be impacted by COVID-19 in the fourth quarter due to fewer large-scale holiday and special events.

For more detail on the Impact of COVID, see section “Impact of COVID-19 on Our Business”.
Impact of COVID-19 on Our Business

The COVID-19 pandemic materially adversely affected our fiscal year 2020 operating and financial results. In March 2020, we instituted numerous health and safety measures and took immediate financial actions to withstand COVID-19 including pausing of paid advertising and marketing activities and other cost-saving measures to reduce operating and capital expenditures in the short term, including salary reductions, closing of brick and mortar stores and right sizing of labor in our fulfillment centers. These actions significantly reduced these costs as a percentage of revenue throughout fiscal year 2020. Rental product depreciation and revenue share as a percentage of revenue increased throughout fiscal year 2020 due to the levels of rental product on hand relative to the reduced subscriber levels.
Since March 2021, we have seen indications of COVID-19 recovery, with a significant number of paused subscribers resuming their subscriptions and new subscribers joining our platform. While Reserve orders are still not back to pre-COVID-19 levels given fewer large events being planned, we have seen higher Reserve order values in 2021 compared to 2019. In addition, we believe that the backlog of special events and leisure travel that have been pushed to 2022 and 2023 will contribute to additional COVID-19 recovery in those periods. In response to the growth in demand, we have resumed marketing activities and have increased hiring and other investments to support future subscriber growth and operational efficiencies.
We expect the effects of the COVID-19 pandemic and related macro-economic trends, including the spread of any new strains, to have a continued impact on our business, results of operations, growth rates, and financial condition through the end of fiscal 2021 and into fiscal 2022. We continue to take actions to adjust to the changing COVID-19 business environment and related inflationary pressure. For example, we have increased wage rates over the last two quarters to attract and retain talent at our fulfillment centers and we expect to continue to be impacted by rising labor costs in the fourth quarter of fiscal year 2021 and fiscal year 2022. We also expect transportation costs to continue to increase in the fourth quarter of fiscal 2021 and fiscal year 2022, and we are focused on diversifying our transportation network to mitigate these rising costs and service delays. Examples of these mitigation efforts include increasing volumes with regional carriers and increasing the number of shipments being consolidated which includes the launch of an at-home pickup service in certain markets. Although we continue to face a challenging environment due to the COVID-19 pandemic, rising wages, a decreased level of workforce participation and nationwide shipping carrier delays, we have been able to and plan to continue hiring and diversifying our transportation network in order to support increasing and/or fluctuating demand for our offerings.
The full extent to which the COVID-19 pandemic, including the spread of any new strains, will directly or indirectly impact our business, results of operations, growth rates, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. Given the uncertainty, we cannot estimate the financial impact of the pandemic on our future results of operations, cash flows, or financial condition. For additional details, see Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
Key Business and Financial Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key business and financial metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. The calculation of the key business and financial metrics discussed below may differ from similarly titled metrics used by other companies, securities analysts or investors, limiting the usefulness of those measures for comparative purposes. These key business and financial metrics are not meant to be considered as indicators of our financial performance in isolation from or as a substitute for our financial information prepared in accordance with GAAP and should be considered in conjunction with other metrics and components of our results of operations, such as each of the other key business and financial metrics, and our revenue and net loss.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	($ in millions)
Active subscribers (at the end of period)	116,833	65,545	116,833	65,545
Gross profit	$19.9	$2.4	$46.2	$11.1
Adjusted EBITDA (1)	$(5.6)	$(5.4)	$(13.7)	$(16.0)
__________
(1)Adjusted EBITDA is a non-GAAP financial measure; for a reconciliation to the most directly comparable GAAP financial measure, net loss, and why we consider Adjusted EBITDA to be a useful metric, see “—Non-GAAP Financial Metrics” below.
Active Subscribers: Active Subscribers represents the number of subscribers with an active membership as of the last day of any given period and excludes paused subscribers. In fiscal year 2020, we saw our active subscriber count decrease due to the COVID-19 pandemic. However, a significant number of our subscribers put their membership on pause rather than canceling. As of October 31, 2021, we had 116,833 Ending Active Subscribers, up 78% year-over-year.

Gross Profit and Gross Margin: We define Gross Profit as total revenue less fulfillment expense, rental product depreciation and revenue share. We depreciate owned apparel assets over three years and owned accessory assets over two years net of 20% and 30% salvage values, respectively, and recognize the depreciation and remaining cost of items when sold or retired on our statement of operations. Rental product depreciation expense is time-based and reflects all items we own. We use Gross Profit and Gross Profit as a percentage of revenue, or Gross Margin, to measure the continued efficiency of our business after the total cost of our products are included.  For the three months ended October 31, 2021, Gross Profit was $19.9 million compared to $2.4 million in the three months ended October 31, 2020 representing Gross Margins of 33.7% and 6.8%, respectively. Gross Profit was $46.2 million for the nine months ended October 31, 2021 compared to $11.1 million for the nine months ended October 31, 2020 representing Gross Margins of 33.2% and 9.0%, respectively. The increase in Gross Profit and Gross Margin in the three and nine months ended October 31, 2021 was driven by the improvement in some areas of fulfillment costs and lower rental product depreciation and revenue share, which represented a lower percentage of total revenue than in the prior periods and was partially offset by higher operations wage rates and transportation costs. We expect to have the opportunity to improve Gross Profit by driving growth in total revenue, fulfillment and operational efficiency gains, and strategically evolving our mix of product acquisition.
Adjusted EBITDA and Adjusted EBITDA Margin: We define Adjusted EBITDA as net loss, adjusted to exclude interest expense, rental product depreciation, other depreciation and amortization, stock-based compensation expense, write-off of liquidated assets, certain non-recurring or one-time costs (see below footnotes to the reconciliation table), income taxes, other income and expense, and other gains / losses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue, net for a period. For the three months ended October 31, 2021, Adjusted EBITDA was $(5.6) million compared to $(5.4) million in the three months ended October 31, 2020, representing margins of (9.5)% and (15.2)%, respectively. Adjusted EBITDA was $(13.7) million for the nine months ended October 31, 2021 compared to $(16.0) million for the nine months ended October 31, 2020, representing margins of (9.8)% and (12.9)%, respectively. Adjusted EBITDA and Adjusted EBITDA Margin have increased in the three and nine months ended October 31, 2021 due to the improvement in gross profit and gross margin, and improved operating leverage across technology and general and administrative expenses excluding one-time costs and expenses. We have the opportunity to improve Adjusted EBITDA as we drive fulfillment and operational efficiency gains as well as operating expense leverage.
Components of Results of Operations
Total Revenue, Net
Our total revenue, net consists of Subscription and Reserve rental revenue and Other revenue. Total revenue is presented net of promotional discounts, credits and refunds, and taxes.
Subscription and Reserve Rental Revenue.    We generate Subscription and Reserve rental revenue from subscription and a-la-carte (through our Reserve offering) rental fees. We recognize subscription fees ratably over the subscription period, commencing on the date the subscriber enrolls in a subscription program. These fees are collected upon enrollment and any revenue from an unrecognized portion of the subscription period is deferred to the following fiscal period. We recognize a-la-carte rental fees over the rental period, which starts on the date of delivery of the product to the customer. A-la-carte rental orders can be placed up to four months prior to the rental start date and the customer’s payment form is charged upon order confirmation. We defer recognizing the rental fees and any related promotions for a-la-carte rentals until the date of delivery, and then recognize those fees evenly over the four- or eight-day rental period.
Other Revenue.    We generate Other revenue primarily from the sale of products while they are in rental condition. We offer the ability for subscribers and customers to purchase products at a discount to retail price. Payment for the sale of products occurs upon order confirmation while the associated revenue is recognized either at the time the sold product is delivered to the customer or when purchased, if the item is already at home with the customer.

Costs and Expenses
Fulfillment.    Fulfillment expenses consist of all variable costs to receive, process and fulfill customer orders. This primarily includes shipping costs to/from customers and personnel and related costs, which includes salaries and bonuses, and employee benefit costs. Personnel and related costs are related to processing inbound and outbound customer orders, cleaning, restoring and repairing items received from customers, tracking and managing items within our fulfillment center network and ingesting new items received from brands. Fulfillment expenses also include costs of packing materials, cleaning supplies, and other fulfillment-related expenses. We expect fulfillment expense to increase in future periods to support our growth, especially due to competitive pressures in the labor market which could lead to continued higher wage rates. We have increased warehouse wage rates over the last two quarters and believe we will continue to be impacted by rising wage rates. We also expect fulfillment costs to increase in the future as costs to ship and process orders to/from customers are expected to increase due to increasing prices in the transportation market which we started to see in the three months ended October 31, 2021 and as order volume increases. We expect to continue to invest in automation and other process improvements to support and drive efficiencies in our operations. To the extent we are successful in becoming more efficient in fulfilling orders, and at a magnitude that is able to offset increasing shipping costs, wage rates and cleaning/packing supply price increases, we would expect these expenses to decrease as a percentage of total revenue over the longer term.
Technology.    Technology expenses consist of personnel and related costs for employees engaged in software development and engineering, quality assurance, product, user experience, data science, analytics and information technology-related efforts, net of personnel costs associated with capitalized software. Technology expenses also include professional services, third-party hosting expenses, site monitoring costs, and software and license fees. We expect to increase technology expenses as we continue to invest in our technology stack and grow our infrastructure to support overall growth in our business and distribution network. While these expenses may vary from period to period as a percentage of total revenue, we expect them to decrease as a percentage of total revenue over the longer term.
Marketing.    Marketing expenses include online and mobile marketing, search engine optimization and email costs, marketing personnel and related costs, agency fees, brand marketing, printed collateral, consumer research, and other related costs. We expect marketing expenses to increase as we intend to increase marketing spend to drive the growth of our business and increase our brand awareness. The trend and timing of our brand marketing expenses will depend in part on the timing of marketing campaigns.
General and Administrative.    General and administrative expenses consist of all other personnel and related costs, including customer service, finance, tax, legal, human resources, fashion and photography and fixed operations costs. General and administrative expenses also include occupancy costs (including warehouse-related), photography costs, professional services, credit card fees, general corporate and warehouse expenses, other administrative costs, gains and losses associated with consolidating our foreign subsidiary at each period end, and gains and losses associated with asset disposals and operating lease terminations. We expect to increase general and administrative expenses as we grow our infrastructure to support operating as a public company and the overall growth of the business. We also expect rent expense and other facilities-related costs to increase in the future as we expand our distribution network to support overall business growth and fulfillment cost-reduction initiatives. While these expenses may vary from period to period as a percentage of total revenue, we expect them to decrease as a percentage of total revenue over the longer term.
Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share expenses consist of depreciation and write-offs of rental products, and payments under revenue share arrangements with brand partners. We depreciate the cost, less an estimated salvage value, of our owned products (Wholesale and Exclusive Designs items), over the estimated useful lives of these items and, if applicable, accelerate depreciation of the items when they are no longer in rental condition. We recognize the cost of items acquired under Share by RTR, as incurred, through upfront payments and performance-based revenue share payments. We expect rental product depreciation and revenue share expenses to increase in absolute dollars as we continue to support subscriber and customer growth. The amount and proportion of rental product depreciation and revenue share will vary from period to period based on how we acquire items.
Other Depreciation and Amortization.    Other depreciation and amortization expenses consist of depreciation and amortization amounts for fixed assets, intangible assets including capitalized software, and financing right-of-use assets.

Interest Income / (Expense). Interest income / (expense) consists primarily of accrued paid-in-kind interest, cash interest and debt issuance cost amortization associated with our Temasek Facility going forward.

Gain / (Loss) on Warrant Liability Revaluation, Net. Gain / (loss) on warrant liability revaluation is associated with revaluing liability classified warrants to the respective fair value at period end or prior to conversion. As of October 31, 2021, all outstanding warrants are equity classified and therefore do not require remeasurement going forward.

Gain / (Loss) on Debt Extinguishment, Net. Gain / (loss) on debt extinguishment is associated with debt extinguishment including the write off of the unamortized debt issuance costs. These are primarily non-cash and are associated with debt paydown transactions which are non-recurring.
Other Income / (Expense). Other income / (expense) consists primarily of proceeds from previous insurance claims and proceeds from monetizing tax credits associated with growth.
Benefit from Income Taxes. Income taxes consist primarily of state minimum taxes and Irish refundable tax credits. We have established a valuation allowance for our deferred tax assets, including federal and state NOLs. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized by way of expected future taxable income in the United States.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in millions)
Revenue:
Subscription and Reserve rental revenue	$54.3	$30.5	$127.0	$106.8
Other revenue	4.7	5.0	12.2	17.2
Total revenue, net	59.0	35.5	139.2	124.0
Costs and expenses:
Fulfillment	19.2	11.0	41.5	43.8
Technology	12.8	9.4	33.0	28.0
Marketing	10.8	1.4	18.2	6.5
General and administrative	35.8	17.9	76.4	59.9
Rental product depreciation and revenue share	19.9	22.1	51.5	69.1
Other depreciation and amortization	4.7	5.7	14.6	17.4
Total costs and expenses	103.2	67.5	235.2	224.7
Operating loss	(44.2)	(32.0)	(96.0)	(100.7)
Interest income / (expense), net	(14.3)	(11.8)	(43.7)	(32.2)
Gain / (loss) on warrant liability revaluation, net	(17.4)	—	(24.9)	—
Gain / (loss) on debt extinguishment, net	(12.2)	(0.6)	(12.2)	(0.6)
Other income / (expense), net	—	0.1	3.9	1.2
Net loss before benefit from income taxes	(88.1)	(44.3)	(172.9)	(132.3)
Income tax benefit / (expense)	0.3	—	0.4	—
Net loss	$(87.8)	$(44.3)	$(172.5)	$(132.3)
Comparison of the three months ended October 31, 2021 and 2020
Total Revenue, Net.    Total revenue, net was $59.0 million for the three months ended October 31, 2021, an increase of $23.5 million, or 66.2%, compared to $35.5 million for the three months ended October 31, 2020. This increase was primarily driven by the increase in overall demand, primarily active subscriber count, directly attributable to the COVID-19 recovery compared to the same period last year.
Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $54.3 million for the three months ended October 31, 2021, an increase of $23.8 million, or 78.0%, compared to $30.5 million for the three months ended October 31, 2020. This increase was primarily driven by the 78% year-over-year increase in active subscriber count and the increase in Reserve rental revenue as a result of the COVID-19 pandemic recovery as compared to the same period last year.
Other Revenue.    Other revenue was $4.7 million for the three months ended October 31, 2021, a decrease of $0.3 million, or 6.0%, compared to $5.0 million for the three months ended October 31, 2020. This slight decrease was primarily driven by the intentional reduction of resale initiatives and promotional activity in the three months ended October 31, 2021 as compared to the same period last year. Throughout fiscal year 2020, we launched additional resale initiatives and increased promotional activities for resale items in order to increase revenue from subscribers, which did not persist in fiscal year 2021, resulting in Other revenue representing 8.0% of our total revenue in the three months ended October 31, 2021, down from 14.1% in the same period last year.

Costs and Expenses.    Total costs and expenses were $103.2 million for the three months ended October 31, 2021, an increase of $35.7 million, or 52.9%, compared to $67.5 million for the three months ended October 31, 2020. This increase was primarily driven by $17.1 million of stock compensation, $14.4 million of which was related to the one-time satisfaction of the liquidity based vesting conditions for certain RSUs previously outstanding and certain RSUs which were granted upon the effectiveness of our IPO in October 2021. The increase was also driven, to a lesser extent, by the increased total shipments to be fulfilled as a result of the higher level of average active subscribers compared with the same period of last year, as well as an increase in marketing initiatives and hiring to support our increased growth and transition to a public company.
Fulfillment.    Fulfillment expenses were $19.2 million for the three months ended October 31, 2021, an increase of $8.2 million, or 74.5%, representing 32.5% of revenue, compared to $11.0 million for the three months ended October 31, 2020, representing 31.0% of revenue. The increase in fulfillment expenses was primarily driven by the increase in total shipments to be fulfilled as a result of the higher level of average active subscribers compared to the same period last year which was more heavily impacted by the COVID-19 pandemic. The increase in fulfillment expenses was also driven, in part, by an increase in wage rates and transportation costs which we expect will continue in the fourth quarter of 2021 and fiscal year 2022.
Technology.    Technology expenses were $12.8 million for the three months ended October 31, 2021, an increase of $3.4 million, or 36.2%, compared to $9.4 million for the three months ended October 31, 2020. This increase was primarily driven by $2.4 million of stock based compensation for technology personnel, of which $1.9 million is related to the one-time satisfaction of the liquidity based vesting conditions for certain RSUs upon the effectiveness of our IPO in October 2021. The increase was also attributable to the increase in hiring to support future growth initiatives as compared to the same period last year which was more heavily impacted by the hiring reductions and cost saving initiatives put in place as a result of the impact of the COVID-19 pandemic. While technology expenses increased to $12.8 million, the percentage of revenue decreased to 21.7%. The current period also included the $1.9 million of one-time stock based compensation costs, which represented 3.2% of revenue. Technology expenses as a percentage of revenue for the same period last year were 26.5%.
Marketing.    Marketing expenses were $10.8 million for the three months ended October 31, 2021, an increase of $9.4 million, or 671.4%, compared to $1.4 million for the three months ended October 31, 2020. This increase was driven by the increased marketing initiatives as compared to the same period last year which had reduced paid and brand marketing spend during the COVID-19 pandemic, in addition to marketing personnel cost reductions put in place as a result of the impact of the COVID-19 pandemic. The current period also includes $0.7 million of stock based compensation for marketing personnel, of which $0.3 million is related to the one-time satisfaction of the liquidity based vesting conditions for certain RSUs upon the effectiveness of our IPO in October 2021, which represented 0.5% of revenue. Marketing expenses unrelated to personnel costs were $8.8 million, in the three months ended October 31, 2021, and 14.9% of revenue, of which 4.2% was related to a brand awareness campaign. Marketing expenses unrelated to personnel costs were $0.5 million for the same period last year and 1.4% of total revenue.
General and Administrative.    General and administrative expenses were $35.8 million for the three months ended October 31, 2021, an increase of $17.9 million, or 100.0%, compared to $17.9 million for the three months ended October 31, 2020. This increase was primarily driven by $14.0 million of stock compensation for G&A personnel, $12.2 million of which was related to the one-time satisfaction of the liquidity based vesting conditions for certain RSUs previously outstanding and certain RSUs which were granted upon the effectiveness of our IPO in October 2021. The increase was also driven, to a lesser extent, by the increase in personnel costs required to support our growth and transition to a public company and increased legal and consulting fees required to support our public company transition. G&A expenses as a percentage of revenue were 60.7%. The current period also included $12.2 million of one-time stock based compensation costs, which represented 20.7% of revenue. G&A expenses as a percentage of revenue for the same period last year were 50.4%.
Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $19.9 million for the three months ended October 31, 2021, a decrease of $2.2 million, or 10.0%, compared to $22.1 million for the three months ended October 31, 2020. This decrease was primarily driven by fewer units sold and fewer units on hand requiring depreciation, as product depreciation is time based. This decrease was partially offset by increased performance based and upfront revenue share payments related to a higher penetration of items acquired through Share by RTR compared to the same period last year. Rental product depreciation and revenue share as a percentage of revenue decreased to 33.7% of total revenue in the three months ended October 31, 2021, compared to 62.3% in the same period last year. This decrease was primarily driven by the increase in active subscriber and revenue levels relative to the level of product on hand, compared to the same period last year.
Other Depreciation and Amortization.    Other depreciation and amortization was $4.7 million for the three months ended October 31, 2021, a decrease of $1.0 million, or 17.5%, compared to $5.7 million for the three months ended October 31, 2020. This decrease was primarily driven by the decrease in capitalized software amortization and lower depreciation associated with our reusable garment bags. Reusable bag depreciation is time based and fewer bags were purchased and depreciated, as a result of the reduction in shipment volume in fiscal year 2020 which was more heavily impacted by COVID-19.
Interest Income / (Expense), Net.    Interest expense, net was $(14.3) million for the three months ended October 31, 2021, an increase of $2.5 million, or 21.2%, compared to $(11.8) million for the three months ended October 31, 2020. This increase was driven by the incremental accrued payment-in-kind interest (“PIK interest”) related to the additional Ares debt entered in October 2020 and paid down in full in October 2021. Of the $(14.3) million total interest expense in the three months ended October 31, 2021, $(12.2) million was PIK interest, $(1.1) million was cash, financing lease interest and other interest, and $(1.0) million was debt discount amortization, compared to $(9.5) million of PIK interest, $(1.3) million of cash, financing lease interest and other interest and $(1.0) million of debt discount amortization for the same period last year.

Gain / (Loss) on Warrant Liability Revaluation, Net. Gain / (loss) on warrant liability revaluation, net was $(17.4) million for the three months ended October 31, 2021, an increase of $17.4 million compared to $0.0 million for the three months ended October 31, 2020. This increase was driven by the non-recurring and non-cash revaluation of liability classified warrants associated with prior lender facilities to their fair value in the current period or prior to conversion, which did not occur in the prior year. As of October 31, 2021, all outstanding warrants are equity classified and therefore subsequent remeasurement is not required.

Gain / (Loss) on Debt Extinguishment, Net. Gain / (loss) on debt extinguishment, net was $(12.2) million for the three months ended October 31, 2021, an increase of $11.6 million, or 1933.3%, compared to $(0.6) million for the three months ended October 31, 2020. The costs this year were associated with the fees and unamortized debt issuance costs related to the Ares debt paydown upon the IPO, compared to the prior lender debt extinguishment in the prior period. These charges were primarily non-cash and are associated with debt paydown transactions which are non-recurring.
Other Income / (Expense), Net.    Other income / (expense), net was $0.0 million for the three months ended October 31, 2021, a decrease of $0.1 million, compared to $0.1 million for the three months ended October 31, 2020.
Comparison of the nine months ended October 31, 2021 and 2020

Total Revenue, Net.    Total revenue, net was $139.2 million for the nine months ended October 31, 2021, an increase of $15.2 million, or 12.3%, compared to $124.0 million for the nine months ended October 31, 2020. This increase was primarily driven by the increase in overall demand, including subscriber count, directly attributable to the COVID-19 recovery compared to the same period last year.

Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $127.0 million for the nine months ended October 31, 2021, an increase of $20.2 million, or 18.9%, compared to $106.8 million for the nine months ended October 31, 2020. This increase was primarily driven by the 78% year-over-year increase in active subscriber count and the increase in Reserve rental revenue as a result of the COVID-19 pandemic recovery as compared to the same period last year.

Other Revenue.    Other revenue was $12.2 million for the nine months ended October 31, 2021, a decrease of $5.0 million, or 29.1%, compared to $17.2 million for the nine months ended October 31, 2020. This decrease in the current period was primarily driven by an intentional mix shift of revenue during the first nine months of fiscal year 2020 (at the peak of the COVID-19 pandemic) from Subscription and Reserve rental revenue to Other revenue which was not the Company’s strategy in the first nine months of fiscal year 2021. In the prior period, we launched additional resale initiatives and increased promotional activities for resale items in order to increase revenue from subscribers. These promotional activities were reduced in the first nine months of fiscal year 2021 which resulted in Other revenue representing 8.8% of total revenue, down from 13.9% in the same period of fiscal year 2020.
Costs and Expenses.    Total costs and expenses were $235.2 million for the nine months ended October 31, 2021, an increase of $10.5 million, or 4.7%, compared to $224.7 million for the nine months ended October 31, 2020. This increase to the prior period was primarily driven by $21.4 million of stock based compensation, of which $14.4 million was due to the one-time satisfaction of the liquidity based vesting conditions for certain RSUs previously outstanding and certain RSUs which were granted upon the effectiveness of our IPO in October 2021. The increase was also driven, to a lesser extent, by an increase in marketing initiatives and hiring to support our increased growth and transition to a public company. The increase compared to the prior period was partially offset by lower rental product depreciation driven by lower levels of product sold and fewer units on hand requiring depreciation, as product depreciation is time based.

Fulfillment.    Fulfillment expenses were $41.5 million for the nine months ended October 31, 2021, a decrease of $2.3 million, or 5.3%, representing 29.8% of revenue, compared to $43.8 million for the nine months ended October 31, 2020, representing 35.3% of revenue. The decrease in fulfillment dollars and as a percentage of revenue was primarily driven by fulfillment process efficiencies compared to the prior period, partially offset by an increase in wage rates and transportation costs which we expect to continue in the fourth fiscal quarter of 2021 and fiscal year 2022.

Technology.    Technology expenses were $33.0 million for the nine months ended October 31, 2021, an increase of $5.0 million, or 17.9%, compared to $28.0 million for the nine months ended October 31, 2020. This increase was primarily driven by an increase in personnel costs for the first nine months of fiscal year 2021 to support future growth initiatives, compared to the prior period which was impacted by COVID-19 related personnel cost reductions. This increase was also driven by $3.3 million of stock based compensation for technology personnel, of which $1.9 million is related to the one-time satisfaction of the liquidity based vesting conditions for certain RSUs upon the effectiveness of our IPO in October 2021. Technology expenses were 23.7% of revenue for the nine months ended October 31, 2021 and included the one time stock based compensation charge representing 1.4% of revenue. Technology expenses as a percentage of revenue were 22.6% in the same period last year.

Marketing.    Marketing expenses were $18.2 million for the nine months ended October 31, 2021, an increase of $11.7 million, or 180.0%, compared to $6.5 million for the nine months ended October 31, 2020. This increase was driven by the increased marketing initiatives as compared to the same period last year which had reduced paid and brand marketing spend during the COVID-19 pandemic, in addition to marketing personnel cost reductions. The current period also includes $0.9 million of stock based compensation for marketing personnel, of which $0.3 million is related to the one-time satisfaction of the liquidity based vesting conditions for certain RSUs upon the effectiveness of our IPO in October 2021, which represented 0.2% of revenue. Marketing expenses unrelated to personnel costs were $14.1 million in the nine months ended October 31, 2021 and 10.1% of revenue, of which 1.8% was related to a small brand campaign. Marketing expenses unrelated to personnel costs were $3.5 million in the same period last year and 2.8% of total revenue.

General and Administrative.    General and administrative expenses were $76.4 million for the nine months ended October 31, 2021, an increase of $16.5 million, or 27.5%, compared to $59.9 million in the nine months ended October 31, 2020. This increase was driven by $17.2 million of stock based compensation for G&A personnel, of which $12.2 million was related to the one-time satisfaction of the liquidity based vesting conditions for certain RSUs previously outstanding and certain RSUs which were granted upon the effectiveness of our IPO in October 2021. The increase was also driven, to a lesser extent, by the increase in personnel costs required to support our growth and transition to a public company and increased legal and consulting fees required to support our public company transition. The prior period was also more impacted by cost saving initiatives at the onset of COVID-19 including personnel cost reductions. The increase was partially offset by lower customer experience personnel costs due to fewer subscribers requiring support during the nine months ended October 31, 2021, compared to the support required at the onset of COVID-19 in the same period last year and a $(1.4) million increase in the (gain)/loss from liquidated rental product sales. G&A expenses as a percentage of revenue were 54.9% and included $12.2 million of costs associated with the one-time stock based compensation charge representing 8.8% of revenue. G&A expenses as a percentage of revenue were 48.3% in the same period last year.

Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $51.5 million for the nine months ended October 31, 2021, a decrease of $17.6 million, or 25.5%, compared to $69.1 million in the nine months ended October 31, 2020. Rental product depreciation and revenue share was 37.0% of revenue in the nine months ended October 31, 2021, down from 55.7% in the prior period as a result of fewer units sold and fewer units on hand requiring depreciation, as product depreciation is time based.

Other Depreciation and Amortization.    Other depreciation and amortization was $14.6 million for the nine months ended October 31, 2021, a decrease of $2.8 million, or 16.1%, compared to $17.4 million in the nine months ended October 31, 2020. This decrease was primarily driven by the decrease in capitalized software amortization and lower depreciation associated with our reusable garment bags. Reusable bag depreciation is time based and fewer bags were purchased and depreciated, as a result of the reduction in shipment volume in fiscal year 2020 which was more heavily impacted by COVID-19.

Interest Income / (Expense), Net.    Interest expense, net was $(43.7) million for the nine months ended October 31, 2021, an increase of $11.5 million, or 35.7%, compared to $(32.2) million for the nine months ended October 31, 2020. This increase was driven by the incremental accrued payment-in-kind interest related to the additional Ares debt entered in October 2020 and paid down in full in October 2021. Of the $(43.7) million total interest expense in the nine months ended October 31, 2021, $(35.4) million was the accrual of PIK interest, $(3.4) million was cash, financing lease and other interest and $(4.9) million was debt discount amortization, compared with $(25.7) million of PIK interest, $(3.5) million of cash and financing lease interest and $(3.0) million of debt discount amortization in the nine months ended October 31, 2020.

Gain / (Loss) on Warrant Liability Revaluation, Net. Gain / (loss) on warrant liability revaluation, net was $(24.9) million for the nine months ended October 31, 2021, an increase of $24.9 million compared to $0.0 million for the nine months ended October 31, 2020. This increase was driven by the non-recurring and non-cash revaluation of liability classified warrants associated with prior lender facilities to their fair value in the current period or prior to conversion, which did not occur in the prior year. As of October 31, 2021, all outstanding warrants are equity classified and therefore subsequent remeasurement is not required.

Gain / (Loss) on Debt Extinguishment, Net. Gain / (loss) on debt extinguishment, net was $(12.2) million for the nine months ended October 31, 2021, an increase of $11.6 million, or 1933.3%, compared to $(0.6) million for the nine months ended October 31, 2020. The costs in the current period were associated with the fees and unamortized debt issuance costs related to the Ares debt paydown upon the IPO, compared to the prior lender debt extinguishment in the prior period. These charges were primarily non-cash and are associated with debt paydown transactions which are non-recurring.

Other Income / (Expense), Net.    Other income / (expense), net was $3.9 million for the nine months ended October 31, 2021, an increase of $2.7 million, compared to $1.2 million for the nine months ended October 31, 2020. This increase was primarily driven by $4.0 million of insurance claim proceeds, which were settled during the nine months ended October 31, 2021.
Non-GAAP Financial Metrics
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP financial metrics are useful in evaluating our performance. These non-GAAP financial metrics are not meant to be considered as indicators of our financial performance in isolation from or as a substitute for our financial information prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. There are limitations to the use of the non-GAAP financial metrics presented in this Quarterly Report. For example, our non-GAAP financial metrics may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial metrics differently than we do, limiting the usefulness of those measures for comparative purposes.
Reconciliations of each of the below non-GAAP financial metrics to its most directly comparable GAAP financial measure are presented below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial metrics for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items, and may include other expenses, costs and non-recurring items.

Adjusted EBITDA and Adjusted EBITDA Margin.    Adjusted EBITDA and Adjusted EBITDA Margin are key performance measures used by management to assess our operating performance and the operating leverage of our business prior to capital expenditures. Our Adjusted EBITDA margin increased from (15.2)% in the three months ended October 31, 2020 to (9.5)% in the three months ended October 31, 2021. Adjusted EBITDA margins have also improved in the nine months ended October 31, 2020, from (12.9)% in the nine months ended October 31, 2020 to (9.8)% in the nine months ended October 31, 2021.
The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in millions)
Net loss	$(87.8)	$(44.3)	$(172.5)	$(132.3)
Interest (income) / expense, net (1)	14.3	11.8	43.7	32.2
Rental product depreciation	13.7	16.8	37.6	54.8
Other depreciation and amortization (2)	4.7	5.7	14.6	17.4
Stock compensation (3)	17.1	2.5	21.4	6.3
Write-off of liquidated assets (4)	1.2	0.7	4.0	1.6
Non-recurring adjustments (5)	1.8	0.7	4.6	3.9
Benefit from income taxes	(0.3)	—	(0.4)	—
(Gain) / loss on warrant liability revaluation, net (6)	17.4	—	24.9	—
(Gain) / loss on debt extinguishment, net (7)	12.2	0.6	12.2	0.6
Other (income) / expense, net (8)	—	(0.1)	(3.9)	(1.2)
Other (gains) / losses (9)	0.1	0.2	0.1	0.7
Adjusted EBITDA	$(5.6)	$(5.4)	$(13.7)	$(16.0)
Adjusted EBITDA Margin (10)	(9.5)%	(15.2)%	(9.8)%	(12.9)%
__________
(1)Includes debt discount amortization of $1.0 million in the three months ended October 31, 2021 and $1.0 million in the three months ended October 31, 2020 and $4.9 million in the nine months ended October 31, 2021 and $3.0 million in the nine months ended October 31, 2020.
(2)Includes non-rental product depreciation and capitalized software amortization.
(3)Reflects the non-cash expense for stock-based compensation. The three and nine months ended October 31, 2021 includes $14.4 million related to the one-time satisfaction of the liquidity based vesting conditions for certain RSUs previously outstanding and certain RSUs which were granted upon the effectiveness of our IPO in October 2021.
(4)Reflects the write-off of the remaining book value of liquidated products that had previously been held for sale.
(5)Non-recurring adjustments for the three months ended October 31, 2021 includes $1.8 million of costs related to public readiness preparation costs and for the three months ended October 31, 2020 includes $0.5 million of shipping carrier transition costs and $0.2 million of COVID related matters. Non-recurring adjustments for the nine months ended October 31, 2021 includes $4.5 million of public readiness preparation costs and for the nine months ended October 31, 2020 includes $3.2 million of costs related to COVID-19 related matters including severance, furlough benefits, one-time bonuses, and related legal fees and $0.5 million of shipping carrier transition costs.
(6)Includes the expense associated with revaluing liability classified prior lender warrants to the respective fair value at period end, or prior to conversion. As of October 31, 2021 all outstanding warrants are equity classified and therefore do not require remeasurement going forward.
(7)Includes debt extinguishment costs related to debt paydown in the periods presented.
(8)Primarily includes $(4.0) million of insurance claim proceeds for the nine months ended October 31, 2021 and $(1.3) million of proceeds from monetizing tax credits for the nine months ended October 31, 2020.
(9)Includes costs associated with the write-off of asset disposals, operating lease termination and foreign exchange.
(10)Adjusted EBITDA Margin calculated as Adjusted EBITDA as a percentage of revenue.

Liquidity and Capital Resources
Since our founding, we have financed our operations primarily from net proceeds from the sale of redeemable preferred stock, common stock and debt financings. As of October 31, 2021, we had cash and cash equivalents of $278.7 million and restricted cash of $13.3 million ($5.6 million current and $7.7 million noncurrent), and an accumulated deficit of $(761.9) million.

As disclosed above, on October 29, 2021, we closed our IPO, in which we issued and sold 17,000,000 shares at a public offering price of $21.00 per share. We received net proceeds of $327.1 million after deducting underwriting discounts and commissions and offering expenses.

Concurrent with our IPO, we paid down the Ares Facility in full and $60 million of our Temasek Facility and refinanced the remaining Temasek Facility, resulting in a total debt repayment of $140.7 million. Our total indebtedness as of October 31, 2021 was $256.4 million. For a description of the terms of our current and prior credit agreements, see “Note 5 – Long-Term Debt” in the Notes to our Condensed Consolidated Financial Statements.
We expect that operating losses and negative cash flows from operations could continue in the foreseeable future as we continue to acquire products and increase other investments in our business. We believe our existing cash and cash equivalents and available access to equity and debt financing will be sufficient to meet our working capital and capital expenditures needs and allow us to comply with our debt covenants for at least the next 12 months from the date of this Quarterly Report.
Our future capital requirements will depend on many factors, including, but not limited to, growth in the number of customers and active subscribers and the timing of investments in technology and personnel to support the overall growth in our business. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. In particular, the recent COVID-19 pandemic has caused disruption in the global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2021	2020

Net cash used in operating activities	(23.5)	(33.9)
Net cash used in investing activities	(9.4)	(53.3)
Net cash provided by financing activities	215.7	168.3
Net increase in cash and cash equivalents and restricted cash	182.8	81.1
Cash and cash equivalents and restricted cash at beginning of year	109.2	41.9
Cash and cash equivalents and restricted cash at end of year	$292.0	$123.0
We also measure the cash consumption of the business including capital expenditures, by assessing net cash used in operating activities and net cash used in investing activities on a combined basis, which improved from $(87.2) million in the nine months ended October 31, 2020 to $(32.9) million in the nine months ended October 31, 2021.

The sum of net cash used in operating activities and net cash used in investing activities, as a percentage of revenue, improved from (70.3)% in the nine months ended October 31, 2020 to (23.6)% in nine months ended October 31, 2021.

Cash Flows (Used In) Provided By Operating Activities.    For the nine months ended October 31, 2021, net cash used in operating activities was $(23.5) million, which consisted of a net loss of $(172.5) million, partially offset by non-cash charges of $143.9 million, proceeds from sale of rental product of $(9.0) million and a net change of $14.1 million in our operating assets and liabilities. The non-cash charges were primarily comprised of $36.8 million of rental product depreciation and write-off expenses, $35.4 million of payment-in-kind interest, $24.9 million loss on remeasurement of warrant liability, $21.4 million of stock-based compensation, $4.9 million of debt discount amortization, $12.2 million loss on debt extinguishment (primarily non-cash), $14.6 million of other fixed and intangible asset depreciation and amortization, and $(6.3) million of previously accrued PIK interest was settled in the period in connection with the Ares debt extinguishment.
For the nine months ended October 31, 2020, net cash used in operating activities was $(33.9) million, which consisted of a net loss of $(132.3) million, partially offset by non-cash charges of $109.0 million, proceeds of sale of rental product of $(14.4) million and a net change of $3.8 million in our operating assets and liabilities. The non-cash charges were primarily comprised of $55.4 million of rental product depreciation and write-off expenses, $25.7 million of payment-in-kind interest, $6.3 million of stock-based compensation, $3.0 million of debt discount amortization, $0.6 million loss on debt extinguishment and $18.0 million of other property and equipment and software depreciation and amortization.
Cash Flows (Used In) Provided By Investing Activities.    For the nine months ended October 31, 2021, net cash used in investing activities was $(9.4) million, primarily consisting of $(17.0) million of purchases of rental product incurred in the period and $(6.2) million of purchases of property and equipment. The investment in rental product does not include an additional $10.4 million of cost for units received in the current period but not yet paid for, but does include $(3.6) million of cost for units paid for in the current period but received in the prior period (see the Supplemental Cash Flow Information table in Item 1. Financial Statements). The investment in rental product was to support our growth in customer demand as a result of the COVID-19 recovery. The majority of the investment in property and equipment was related to investments in automation assets, additional processing machinery and equipment for our Secaucus and Arlington warehouses, reusable bags and capitalized technology labor for warehouse operation automation, internal systems evolution and security and compliance. The cash used in investing activities was partially offset by $9.0 million of proceeds from sale of owned rental products and $4.8 million of proceeds from sales of liquidated rental products.
For the nine months ended October 31, 2020, net cash used in investing activities was $(53.3) million, primarily consisting of $(48.7) million of purchases of rental product and $(19.9) million of purchases of property and equipment. The investment in rental product did not include the additional $6.8 million of cost for units received in the current period but not yet paid for, but did include $(3.7) million of cost for units paid for in the current period but received in the prior period (see Supplemental Cash Flow Information Table in Item 1. Financial Statements). The investment in rental product was to support growth in planned customer demand prior to the onset of COVID-19. The majority of the investment in property and equipment was related to the buildout of our new headquarters in Brooklyn, NY, the investment in automation assets and additional processing machinery and equipment for our warehouses in addition to capitalized technology labor for multi-warehouse operations processing, site reliability and the build-out of new subscription programs. The cash used in investing activities was partially offset by $14.4 million of proceeds from sales of owned rental products and $0.9 million of proceeds from sales of liquidated rental products.
Cash Flows (Used In) Provided By Financing Activities.    During the nine months ended October 31, 2021, net cash provided by financing activities was $215.7 million, consisting primarily of $331.5 million from the sale of Class A common stock in our IPO which is net of the underwriting discounts of $(24.1) million and deferred equity issuance costs of $(1.4) million, $21.2 million from the issuance of redeemable preferred stock and $3.1 million from the exercise of options. The cash from financing activities was partially offset by $(139.9) million in debt payments including deferred financing costs and extinguishment costs.
During the nine months ended October 31, 2020, net cash provided by financing activities was $168.3 million, consisting primarily of net proceeds from issuance of debt of $107.6 million and proceeds from the issuance of redeemable preferred stock of $60.4 million.

Contractual Obligations and Commitments
In October 2021, we paid down outstanding principal and accrued interest of our Ares Facility in full and a portion of our Temasek Facility. Additionally, we entered into the Amended Temasek Facility. See “Note 5 — Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information.
As of October 31, 2021 the Company committed to purchasing additional insurance coverage with a premium of approximately $5.0 million. See also “Note 13 — Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements.
Other than the foregoing, as of October 31, 2021, there were no other material changes in commitments under contractual obligations, compared to the contractual obligations disclosed in our Prospectus.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
Critical Accounting Policies and Estimates
Our critical remaining accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus. In the three months ended October 31, 2021, there were no material changes to our critical accounting policies from those discussed in our Prospectus.
Recent Accounting Pronouncements
See “Note 2 — Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
JOBS Act
We currently qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Accordingly, we are provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We have elected to adopt new or revised accounting guidance within the same time period as private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period. Accordingly, our utilization of these transition periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the transition periods afforded under the JOBS Act.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position because of adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure resulting from potential changes in inflation.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. For a discussion of recent wage increases and transportation costs related, in part, to inflationary pressures, see “Impact of COVID-19 on Our Business” in Item I, Part II. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenue. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of October 31, 2021 because of the material weaknesses in our internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
As described in our Prospectus, in connection with the audit of our financial statements as of and for the year ended January 31, 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
•We did not maintain sufficient evidence of the operation of controls to achieve complete, accurate and timely financial accounting, reporting and disclosures nor were monitoring controls evidenced at a sufficient level to provide the appropriate level of oversight of activities related to our internal control over financial reporting. This material weakness contributed to the following additional material weaknesses:
•We did not design and maintain effective controls to ensure (i) the appropriate segregation of duties in the operation of manual controls and (ii) journal entries were reviewed at the appropriate level of precision.
•We did not design and maintain effective controls over information technology, or IT, general controls for information systems and applications that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to our financial applications, programs and data to appropriate personnel, (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

These IT control deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.

These material weaknesses did not result in a misstatement to our annual or interim consolidated financial statements. However, each of these material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.
Notwithstanding the above identified material weaknesses, management believes the condensed consolidated financial statements as included in Part I of this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States.
Remediation Efforts to Address Material Weaknesses
To address these material weaknesses, we have commenced actions to formalize the Company’s framework and policies with respect to maintaining evidence in the operation of control procedures and improve our IT general controls, segregation of duties controls, and journal entry controls. In particular, we are implementing comprehensive access control protocols for our enterprise resource planning environment in order to implement restrictions on user and privileged access to certain applications, establishing additional controls over the preparation and review of journal entries, implementing controls to review the activities for those users who have privileged access and program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately. The implementation of these remediation efforts is in the early stages, may require additional expenditures to implement, and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, and as a result, the timing of when we will be able to fully remediate the material weaknesses is uncertain and we may not fully remediate during 2021.
Changes in Internal Control over Financial Reporting
Other than in connection with the continued implementation of the remedial measures described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2021, to which this Report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. LEGAL MATTERS
The information contained in “Note 13 —Commitments and Contingencies—Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements” is incorporated by reference into this Item.
Item 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes appearing elsewhere in this filing, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In addition, the impacts of the COVID-19 pandemic may exacerbate the risks described below as well as risks and uncertainties not presently known to us.
Risks Related to Our Business and Industry
We have grown rapidly in recent years and have limited experience at our current scale of operations. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer.
We have grown rapidly over the last several years, due in large part to the growth in demand for our subscription offerings, and therefore, our recent growth rates and financial performance should not necessarily be considered indicative of our future performance. Although the COVID-19 pandemic materially adversely affected our fiscal year 2020 operating and financial results, resulting in our total revenue decreasing 38.7% from $256.9 million in fiscal year 2019 to $157.5 million. During fiscal year 2021, revenue as sequentially increased each quarter. To effectively manage and capitalize on our growth, we must continue to expand our brand awareness and marketing, enhance customer experience, iterate our subscription products, invest in digital consumer innovation, and upgrade our management information and reverse logistics systems and other processes. Our continued growth has in the past, and could in the future, strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diverse and growing employee base. Failure to scale and preserve our company culture as we grow could also harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
Our growth strategy is focused on continuing to grow, engage, and retain our subscriber and customer base, expanding our brand partner relationships and product assortment, increasing our brand awareness, advertising and other marketing spending, and continuing to invest in our offerings and technology. The majority of our revenue is generated by our subscribers. Our base subscription plans range from $89 to $199 per month and customers can customize their subscription monthly by purchasing additional slots and shipments. Our subscriptions renew automatically on a monthly basis and the subscribers may disable automatic renewal by canceling their subscription prior to the next month’s bill date. Customers may also pause their subscriptions for one to three months at a time. As a result, even though a significant number of subscribers have historically renewed their monthly subscription, there can be no assurance that we will be able to retain a significant portion of subscribers beyond the existing monthly subscription periods. In addition, any limitation or restriction imposed on our ability to bill our subscribers on a recurring basis, whether due to new regulations or otherwise, may significantly lower our subscription retention rate. We also offer our customers the option to rent items via our Reserve offering a-la-carte for four or eight days at individual rates and we provide resale offerings allowing customers to purchase pre-loved items. Our plans and offerings do not have demonstrably long track records of success and may not grow as much or as fast as we expect. If our growth rate declines, investors’ perception of our business, financial condition and results of operations may be adversely affected. To the extent our growth rate slows, our business performance will become increasingly dependent on our ability to retain revenue from existing subscribers and increased sales to existing customers.

The fashion industry is rapidly evolving and our business may not develop as we expect. Overall growth of our revenue will depend on a number of factors, including our ability to:
•change traditional consumer buying habits and normalize clothing rental and resale;
•price our subscription, a-la-carte and resale offerings so that we are able to attract new customers, and retain and expand our relationships with existing customers;
•accurately forecast our revenue and plan our fulfillment and operating expenses;
•ensure that we maintain an adequate depth and breadth of available products to meet evolving customer demands and respond swiftly and appropriately to new and changing styles, trends or desired consumer preferences;
•successfully transition from “unlimited” subscriptions to usage-based subscription plans at different price points;
•successfully maintain and grow our relationships with existing and new brand partners, including continuing to grow our Share by RTR and Exclusive Design offerings;
•avoid disruptions in acquiring and distributing our products and offerings;
•provide customers with a high-quality experience, including customer service and support that meets their needs;
•maintain and enhance our reputation and the value of our brand;
•hire, integrate and retain talented personnel across all levels of our organization;
•successfully compete with other companies that are currently in, or may in the future enter, the industry or the markets in which we operate, and respond to developments from these competitors such as pricing changes and the introduction of new offerings;
•comply with existing and new laws and regulations applicable to our business;
•successfully expand into new and penetrate existing geographic markets in the United States;
•successfully develop new offerings and innovate and enhance our existing offerings and their features, including in response to new trends, competitive dynamics or the needs of customers and subscribers;
•effectively manage growth of our business, personnel, and operations, including expanding our shipping and distribution network and fulfillment center operations, as well as our logistics footprint and the number of facilities we operate in the future;
•effectively manage our costs related to our business and operations;
•avoid or manage interruptions in our business from information technology downtime, cybersecurity incidents and other factors that could affect our physical and digital infrastructure; and
•successfully identify and acquire, partner or invest in products, technologies, or businesses that we believe could complement or expand our business.
Because we have a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly evolving nature of the market in which we sell our offerings, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. Failure to manage our future growth effectively could have an adverse effect on our business, financial condition, and results of operations.
We also expect to continue to expend substantial financial and other resources to grow our business, and we may fail to allocate our resources in a manner that results in increased revenue growth in our business. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our business, financial condition, and results of operations may be harmed, and we may not achieve or sustain profitability in the future.

The COVID-19 pandemic has had, and may in the future continue to have, a material adverse impact on our business.
The COVID-19 pandemic and the travel restrictions, quarantines, and related public health measures and actions taken by governments and the private sector have adversely affected global economies, financial markets and the overall environment for our business, and the extent to which it may continue to impact our future results of operations and overall financial performance remains uncertain. New variants of the virus, such as Delta and Omicron, continue to be identified and lead to evolving recommendations and restrictions by workforces and federal, state and local government officials.The global macroeconomic effects of the pandemic may persist for an indefinite period of time, even after the pandemic has subsided. In addition, we cannot predict the impact the COVID-19 pandemic has had and will have on our brand partners, third-party vendors and service providers, and we may continue to be materially adversely impacted as a result of the negative past, present and future impact upon our brand partners, third-party vendors and service providers.
The COVID-19 pandemic materially adversely affected our fiscal year 2020 operating and financial results due to the occurrence of the following events or circumstances, among others:
•the global shelter-in-place restrictions significantly reduced our number of active subscribers and engagement with all of our offerings because of the decrease in special events, social gatherings and interactions outside the home;
•a significant number of subscribers paused or canceled their subscriptions or downgraded to lower-priced plans, and we experienced significant decreased demand for our a-la-carte offering and customers canceled their existing orders for special events;
•subscribers engaged less, which impacted the success of our organic marketing and reduced the volume of our data and business insights;
•disruptions of the operations of our brand partners and delays in shipment and delivery of our products;
•pausing all of our paid marketing spend and eliminating or significantly reducing investments in growth initiatives;
•carrying more products relative to customer demand, negatively impacting gross margins;
•performance-based revenue share payments to brands were decreased due to lower total revenue, impacting our brand partner relationships and value proposition;
•implementing temporary salary cuts, employee layoffs and furloughs, and pausing recruiting efforts, which negatively impacted employee morale and resulted in an increase in regrettable employee attrition; and
•the closure of our brick-and-mortar retail stores, which was perceived negatively by some customers.
As the recovery period continues, particularly in the United States, and shelter-in-place orders and travel advisories are lifted, the effects of the COVID-19 pandemic, including the identification and spread of new variants of the virus, such as the Delta and Omicron variants, may continue to have a negative impact on our business operations and long-term financial results of operations due to the occurrence of the following events or circumstances, among others:
•the difficulty in accurately predicting the timing and pace of our business recovery, particularly increased demand, subscriber levels, and Reserve and Resale orders, leading to potentially over-spending and lower profitability if recovery is not as strong as or when we expected;
•our inability to meet increased demand and provide an optimal customer experience as a result of difficulty in hiring additional employees, particularly in our fulfillment, operations and customer experience functions;
•continuing disruptions of the operations of our brand partners, which could impact our ability to acquire an adequate depth and breadth of products at favorable prices in a timely manner to match demand;
•our ability to efficiently re-start our paid marketing efforts; and
•possible resurgences of the COVID-19 pandemic, including as a result of new variants of the virus, such as the Delta and Omicron variants, or otherwise, that lead to new or additional shelter-in-place orders, travel advisories, and/or reduced social activities and events, which may dampen future demand for our products and offering.
The continued scope and duration of the pandemic, whether additional actions may be taken to contain the virus, the impact on our customers and partners, the speed and extent to which markets fully recover from the disruptions caused by the pandemic, and the impact of these factors on our business, will depend on future developments that are highly uncertain and cannot be predicted with confidence. In addition, to the extent COVID-19 adversely affects our operations and global economic conditions more generally, it may also have the effect of heightening many of the other risks described in these Risk Factors.
Although we anticipate that our operating results in future fiscal years will begin to reflect a more normal operating environment, the current economic and public health climate has created a high degree of uncertainty and there is no assurance that our scale, number of customers and revenue will return to or surpass pre-pandemic levels for a sustained period of time. As such, we continue to closely monitor this global health crisis and will continue to reassess our strategy and operational structure on a regular, ongoing basis as the situation evolves. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Position and Results of Operations” for more details on the impact of the COVID-19 pandemic.
The global fashion industry is highly competitive and rapidly changing, and we may not be able to compete effectively.
We compete with other fashion rental companies and also with a range of traditional and online retail and resale fashion companies and we expect competition to continue to increase in the future. To be successful, we need to continue to attract and retain customers and brand partners.
We believe our ability to compete effectively depends on many factors within and beyond our control, including:
•our ability to normalize fashion rental and change traditional retail shopping habits and norms;
•how effectively differentiated our offerings and value proposition are from those of our competitors;
•how effectively we market and communicate how to use our Subscription and Reserve offerings;
•our ability to expand and maintain an appealing depth and breadth of our products to meet customer demand;
•our ability to attract new brand partners and retain existing brand partners in our Share by RTR and Exclusive Design programs and acquire products on favorable and efficient terms;
•the speed and cost at which we can deliver products to our customers and the ease with which they can return our products;
•the effectiveness of our customer service;
•further developing our data science capabilities for brand partners;
•maintaining favorable brand recognition and effectively marketing our services to customers;
•the amount, diversity, and quality of brands that we or our competitors offer;
•the price at which we are able to offer our Rental and Resale offerings;
•the success of our reverse-logistics processes in delivering products in good condition to customers; and
•anticipating and successfully responding to changing apparel trends and consumer shopping preferences.
Many competitors or potential competitors may have longer operating histories, greater brand recognition, existing consumer and supplier relationships and significantly greater financial, marketing and other resources. In addition, they may be able to innovate and provide products and services faster and with more selection than we can. They may be willing to price their products and services more aggressively in order to gain market share or generally employ a low-cost pricing model. In addition, brands set pricing for their own new retail items, which can include promotional discounts that may adversely affect the relative value of rental and/or resale items offered by us, and, in turn, our revenue, results of operations and financial condition.
Additional competitors are expanding and may continue to expand into the rental and resale space in which we operate and we remain vulnerable to the marketing power and high level of customer recognition of these larger competitors and to the risk that these competitors or other smaller entrants could attract our customer base. Some of our potential competitors are vertically integrated and are also engaged in the manufacture and distribution of clothing. These competitors may advantageously leverage this structure to gain market share and certain vertically-integrated organizations with significant market power could potentially utilize this power to make it more difficult for us to compete.
Furthermore, we are revolutionizing the fashion industry by changing the way women get dressed. Although we believe that there are numerous trends in our favor that support the continued growth and success of online fashion rental, changing traditional retail and e-commerce shopping habits is difficult, particularly the shift from an ownership to an access model. Our business model may not achieve acceptance as broadly and within the time frame that we expect by customers and brand partners. In addition, the trends in our favor may evolve and no longer provide compelling support for our business model. If online fashion rental does not achieve broad acceptance by consumers and our brand partners, our growth could be limited and our competitiveness hampered.
Our inability to respond effectively to competitive pressures, improved performance by our competitors, failure to achieve broad acceptance and changes in the fashion retail markets could result in lost market share and have a material adverse effect on our business, financial condition, and results of operations.
Our continued growth depends on our ability to attract new, and retain existing, customers, which may require significant investment in paid marketing channels. If we are unable to cost-effectively grow our customer base, our business, financial condition and results of operations would be harmed.
The growth of our business is dependent upon our ability to continue to grow by cost-effectively adding new customers. Historically, a substantial portion of new customer acquisition has originated from organic word-of-mouth and other non-paid referrals. Although we will continue to encourage customer engagement, loyalty, and word-of-mouth referrals, there is no guarantee that we will be successful and our organic growth may decline. Paid marketing is also a key part of our growth strategy and while we previously paused paid marketing during portions of the pandemic as a result of COVID-19, we have increased our spending and plan to significantly increase spending and run marketing campaigns to acquire additional subscribers and customers, all of which could impact our overall profitability. We may incur marketing expenses significantly in advance of the time we anticipate recognized revenue associated with such expenses, our paid marketing may not effectively reach potential customers, changes in regulations or third-party interference could limit the ability of search engines and social media platforms for marketing, they may decide not to rent through our platform or the spend of new customers may not yield the intended return on investment, any of which could negatively affect our results of operations. Moreover customer preferences may change and customers may not rent through our platform as frequently or spend as much with us. If we are not able to continue to expand our customer base through cost-effective methods, our revenue may grow slower than expected or decline. Relatedly, an inability to attract and retain customers could harm our ability to attract and retain brand partners, who may decide to partner with alternative platforms.
If we fail to retain customers, our business, financial condition, and results of operations would be harmed.
A high proportion of our revenue comes from highly engaged subscribers. A decrease in the number of existing customers or a reduction in the amount existing customers spend on our offerings could negatively affect our operating results.
Our number of customers and the amounts they spend on our offerings may decline materially or fluctuate as a result of many factors, including, among other things:
•the quality, consumer appeal, price, and reliability of our offerings;
•our ability to quality control the products delivered to our customers;

•ensuring on-time delivery of orders;
•a negative customer service experience;
•intense competition in the fashion industry;
•negative publicity that impacts our brand and reputation;
•changes in consumer preferences regarding the use of pre-loved apparel;
•lack of market acceptance of our business model;
•the unpredictable nature of the impact of the COVID-19 pandemic or a future outbreak of disease or similar public health concern;
•the failure (or perceived failure) to meet customer expectations regarding our environmental, social and governance (“ESG”), initiatives;
•changes in efficiency of our historic or current customer acquisition methods; or
•dissatisfaction with changes we make to our offerings and products.
If existing customers no longer find our offerings and products appealing or appropriately priced or if we are unable to provide high-quality support to customers to help them resolve issues in a timely and acceptable manner, they may stop using our offerings, negative publicity may be generated and word-of-mouth and other referrals may be hampered. Even if our existing customers continue to find our offerings and products appealing and our customer service satisfactory, they may decide to downgrade to a less frequent, lower cost subscription and rent fewer items over time as their demand for apparel and accessories declines. For example, as a result of changes to daily life due to the COVID-19 pandemic, including increased rates of working remotely from home, many customers’ demand for a variety of apparel was, and in the future may be, reduced or eliminated. If customers who rent most frequently and rent a significant amount of items from us were to make fewer or lower priced rentals or stop using our offerings, our financial results could be negatively affected.
If we fail to anticipate and respond successfully to new and changing fashion trends and consumer preferences, our business could be harmed.
Our success is, in large part, dependent upon our ability to identify fashion trends, predict and gauge the tastes of our customers, and provide availability of items and a service that satisfies customer demand in a timely manner. However, lead times for many of our purchasing decisions may make it difficult for us to respond rapidly to new or changing apparel trends or customer acceptance of products chosen by us. In addition, external events may disrupt or change customer preferences and behaviors in ways we are not able to anticipate. For example, the COVID-19 pandemic has resulted in significant changes to daily life, working arrangements, and social events, which has impacted the type of apparel our customers seek to rent. We generally enter into purchase contracts in advance of anticipated rentals and typically before apparel trends are confirmed by customer rentals. We have not always predicted our customers’ preferences and acceptance levels of our products with accuracy.
Additionally, our success is dependent on the ability of our brand partners to anticipate, identify and respond to the latest fashion trends and consumer demands and to translate such trends and demands into product options in a timely manner. The failure of our brand partners to anticipate, identify or respond swiftly and appropriately to new and changing styles, trends or desired consumer preferences, to accurately anticipate and forecast demand for certain product offerings or to provide relevant and timely product offerings to rent on our platform may lead to lower demand for our offerings, which could have a material adverse effect on our business and financial condition.
Further, although we use our data and business insights to predict our customers’ preferences and gauge demand for our products, there is no guarantee that our data and business insights will accurately anticipate demand. To the extent we misjudge the market for the service we offer or fail to execute on trends and deliver attractive products to customers, we may not attract and retain customers effectively and our operating results will be adversely affected.

We have a history of losses, and we may be unable to achieve or sustain profitability.
We had a net loss of $(171.1) million and $(172.5) million for the year ended January 31, 2021 and the nine months ended October 31, 2021, respectively, and have in the past had net losses. As of October 31, 2021, we had an accumulated deficit of $(761.9) million. Because we have a short operating history at scale, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to sustain or increase our profitability.
Our ability to generate profit depends on our ability to grow revenues and drive operational efficiencies in our business to generate better margins. We expect to incur increased operating costs and may continue to generate net losses in the near term in order to:
•acquire products;
•increase the engagement of customers;
•drive customer acquisition and brand awareness through marketing and promotional initiatives;
•enhance our website and mobile offerings and functionality; and
•invest in our operations, including our logistics fulfillment and capacity, to support the growth in our business.
We may discover that these initiatives are more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses or realize the benefits we anticipate. We will also face greater compliance costs associated with the increased scope of our business and being a public company. Any failure to adequately increase revenue or manage operating costs could prevent us from achieving or sustaining profitability. We may not realize the operating efficiencies we expect to achieve through our efforts to scale the business, reduce friction in the rental experience, and optimize costs. As such, due to these factors and others, we may not be able to achieve or sustain profitability in the near term or at all. If we are unable to achieve or sustain profitability, the value of our business and the trading price of our Class A common stock may be negatively impacted.
If we are unable to accurately forecast customer demand, manage our products effectively and plan for future expenses, our operating results could be adversely affected.
We are vulnerable to demand and pricing shifts and to suboptimal selection and timing of product purchases. We obtain substantially all of our products directly from over 780 brand partners through three key ways: 1) purchasing products from our brand partners typically at a discount to wholesale cost, or Wholesale, 2) acquiring products directly from brand partners on consignment at low upfront cost, with performance-based revenue share payments to our brand partners over time, or Share by RTR, and 3) designing items using our data in collaboration with our brand partners and manufacturing items through third-party partners, or Exclusive Designs. For our business to be successful, our brand partners must be willing and able to provide us with products in specific quantities and styles of sufficient quality, in compliance with regulatory requirements, at acceptable costs and on a timely basis. We typically do not enter into long-term contracts with our brand partners and, as such, we operate without significant contractual assurances of continued supply, pricing or access to products. Although we believe we have had limited attrition of brand partners to date, a brand partner could choose to no longer work with us or provide less favorable terms for a variety of reasons, including as a result of the COVID-19 pandemic and resulting impacts. In addition, some of our brand partners may not have the capacity to supply us with sufficient products to keep pace with our growth plans, especially if we plan to demand significantly greater amounts of products. In such cases, our ability to pursue our growth strategy will depend in part upon our ability to expand capacity with existing brand partners or develop new brand partners relationships.
Within fiscal year 2021, we expanded our relationships with brand partners and are increasing the proportion of our products procured under Exclusive Designs arrangements, which reduced our upfront cost of products. For Wholesale and Share by RTR items, entering into contracts in advance of a particular season requires brand partners to agree to incur costs related to manufacturing products before we have paid for it, which requires the brand partner and brands to continue to trust us. If we were viewed as less financially viable, we may receive less favorable terms and conditions from our brand partners, including requiring upfront payments or other demonstrations of credit. The cash flow benefits we currently experience from our brand partners’ willingness to revenue share could be adversely affected if revenue share terms change or if brand partners no longer wish to revenue share due to (1) lack of trust in us, (2) lack of revenue earned in comparison to the projections we provided, (3) their inability to continue to spread their earnings out over the time period that the products are earning revenue on our site, among other reasons. For our Exclusive Design arrangements, we must continue to increase the number of brand partners with whom we work, design an assortment of styles that meet customer demand, maintain and enhance our third-party manufacturing capabilities and partners and ensure the products manufactured meets brand partners’ and our quality standards. Our ability to obtain a sufficient selection or volume of Share by RTR products on a timely basis at competitive prices could suffer as a result of any deterioration or change in our brand partner relationships or events that adversely affect our partners.
We also source products directly from brand partners outside of the United States, including Europe, Asia and around the globe. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, limitations in factory capacity, the imposition of additional import or trade restrictions, including legal or economic restrictions on overseas brand partners’ ability to produce and deliver products, increased custom duties and tariffs, unforeseen delays in customs, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, foreign government regulations, political instability and economic uncertainties in the countries from which we or our brand partners source our products. As a result of the COVID-19 pandemic, most of our products sourcing in fiscal years 2020 and 2021 was handled remotely via video and teleconference instead of in-person. Future extended disruptions in travel and the ability to source products in-person may not be successful, and our partners may continue to face challenges in capital availability, which could lead to reduced or suboptimal products and harm our business. For the next several quarters, we anticipate facing, and having to address challenges relating to, inefficiencies in the global transportation network as a result of the COVID-19 pandemic that may impact our business operations. In addition, negative press or consumer sentiment about internationally sourced products may lead to reduced demand for our products. These and other issues affecting our international brand partners or internationally sourced products could have a material adverse effect on our business, financial condition, and results of operations.
In addition, we rely on our merchandising team to order styles that our customers will rent and we rely on our data science to inform the levels of and which products we purchase, including when to reorder items that are renting well and when to sell or write-off items that are not renting well. If our teams do not predict customer demand and tastes well or if our algorithms do not help us reorder the right products or write off the right products timely, we may not effectively manage our products and our operating results could be adversely affected.
Furthermore, we must execute our cleaning and repair protocols and reverse logistics operations efficiently and at a significant scale to maximize the utilization of units and reduce the number of units purchased, the failure of which may adversely affect our operating results. We cannot control products while they are out of our possession or prevent all damage while in our fulfillment centers, during shipping, or while with customers, third-party suppliers or partners. We may incur additional expenses and our reputation could be harmed if customers and potential customers believe that our products are not of high quality or may be damaged.
If we are not able to keep pace with technological changes and enhance our current offerings and develop new offerings to respond to the changing needs of partners and customers, our business, financial performance, and growth may be harmed.
Our industry is characterized by rapidly changing technology, new service and product introductions, and changing customer demands and preferences, and we are not able to predict the effect of these changes on our business. The technologies that we currently use to support our business platform may become inadequate or obsolete, and the cost of incorporating new technologies into our offerings and services may be substantial. Any failure by us to adequately integrate technological developments in our approach to data management could harm our ability to leverage data, including customer data, collected through our technology and our systems, which could have a negative effect on our business. If we are unable to adequately utilize our data in support of our operations due technical or other limitations, our ability to drive leverage in operational efficiencies and to attract new customers and retain existing customers could be impaired. In addition, if we are unable to successfully leverage new technology to automate and otherwise drive efficiencies in our operations, our business, results of operations and financial condition could be harmed.
Our partners and customers may not be satisfied with our technological or other platform enhancements or new offerings or may perceive that these offerings do not respond to their needs or create value for them. Our customers may also be dissatisfied with the product mix we currently or will offer in the future.
Additionally, as we invest in and experiment with new offerings or changes to our platform, our partners and customers may find these changes to be disruptive and may perceive them negatively. For example, we have recently phased out our “unlimited swaps” subscription plan and shifted to several subscription plans at different price points based on usage, which may introduce too much complexity for customers or be perceived as less value than the previously offered plans. We have increased our resale offerings of pre-loved products, which could introduce the uncertainty of merchandise returns and negatively impact our business. We also have expanded the categories of products we offer, such as kidswear and home accessories, and may further expand our categories in the future. These new plans and offerings do not have demonstrably long track records of success for us. In addition, developing new offerings and services is complex, and the timetable for their public launch is difficult to predict and may vary from our historical experience. As a result, the introduction of new offerings may occur after anticipated release dates, or they may be introduced as pilot programs, which may not be continued for various reasons. In addition, new offerings may not be successful due to defects or errors, negative publicity, or our failure to market them effectively. New offerings may not drive revenue growth, customer acquisition or retention, may require substantial investment and planning, and may bring us more directly into competition with companies that are better established or have greater resources than we do. If we do not continue to cost-effectively develop new offerings that satisfy our brand partners and customers, then our competitive position and growth prospects may be harmed. In addition, new offerings may have lower margins than we anticipate or than existing offerings, and our revenue from the new offerings may not be enough to offset the cost of developing and maintaining them, which could adversely affect our business, financial performance, and growth.
If we fail to maintain and enhance our brand, our ability to attract and retain customers will be impaired and our business, financial condition, and results of operations may suffer.
Maintaining and enhancing our appeal and reputation as a stylish, revolutionary and trusted brand is critical to attracting and retaining customers and brand partners. The successful promotion of our brand and awareness of our offerings and products will depend on a number of factors, including our marketing efforts, ability to continue to develop our offerings and products, the quality and appeal of our products, and ability to successfully differentiate our offerings from competitive offerings. We expect to invest substantial resources to promote and maintain our brand, but there is no guarantee that our brand development strategies will enhance the recognition of our brand or lead to increased customer acquisition and sales. The strength of our brand will depend largely on our ability to provide a compelling customer value proposition for our rental and resale offerings and continued customer engagement and word of mouth organic marketing. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in promoting and maintaining our brand and reputation.
Furthermore, whether accurate or not, negative publicity about our business, operations, or employees, and customer complaints could harm our reputation, customer trust and referrals of our services, brand partner confidence, employee morale and culture, and our ability to recruit new employees effectively. In addition, negative publicity related to our brand partners, influencers and other vendors that we have partnered with may damage our reputation, even if the publicity is not directly related to us. Negative commentary concerning us or our brand partners may also be posted on social media platforms at any time and may have an adverse impact on our brand, reputation and business. The harm of negative publicity, particularly on social media platforms, may be immediate, without affording us an opportunity for redress or correction.
If we fail to maintain, protect, and enhance our brand successfully or to maintain loyalty among customers, or if we incur substantial expenses in unsuccessful attempts to maintain, protect, and enhance our brand, we may fail to attract or increase the engagement of customers, and our business, financial condition, and operating results may suffer.

We rely heavily on the effective operation of our proprietary technology systems and software, as well as those of our third-party vendors and service providers, for our business to effectively operate and to safeguard confidential information.
We rely heavily on in-house proprietary technology, third-party software, and customized off-the-shelf technology solutions across our business. Our ability to effectively manage all areas of our business, particularly our product management and fulfillment operations, depends significantly on the reliability and capacity of these systems. We are critically dependent on the integrity, connectivity, security and consistent operations of these systems, which are highly dependent on coordination of our internal business, operations, product and engineering teams. For example, in September 2019, we experienced a software outage at our Secaucus, New Jersey facility, during which we were unable to fulfill thousands of Reserve and Subscription orders on a timely basis and made the decision to stop taking new orders until the issue was adequately resolved. We also experienced significant negative customer reviews and negative press as a result of the outage, which we believe damaged our customer relationships, reputation and brand. The outage also resulted in substantial financial losses and increased costs largely due to: lost revenues, customer refunds, credits, promotions and/or related payments, and incremental labor and shipping costs. Our insurance policy covered a substantial portion of these losses but not all of them. While we have taken remediation measures in response to the outage, similar outages or other disruptions may occur in the future, which could harm our ability to meet customer expectations, fulfill orders, manage our products, and achieve our objectives for operating efficiencies and profitability.
The technology underlying our platform is highly interconnected and complex and may contain undetected errors or vulnerabilities. Due to the interconnected nature of the software underlying our platform, updates to parts of our code, third-party code, and APIs, on which we rely and that maintain the functionality of our systems, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platform that negatively impact the customer experience and functionality of our offerings. In some cases, such as our mobile application, errors may only be correctable through updates distributed through slower, third-party mechanisms, such as app stores, and may need to comply with third-party policies and procedures to be made available, which may add additional delays due to app review and customer delay in updating their mobile apps. In addition, our systems are increasingly reliant on machine learning systems, which are complex and may have errors or inadequacies that are not easily detectable. These systems may inadvertently reduce the efficiency of our systems, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies, or otherwise are inconsistent with our brand, guiding principles and mission. Any errors or vulnerabilities discovered in our code could also result in damage to our reputation, loss of our customers, unauthorized disclosure of personal and confidential information, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business.
Any significant technology disruption or failure or data security incident could adversely affect our business, financial condition and operation.
Our ability to effectively manage our business, particularly our products management and fulfillment operations, depends significantly on the reliability and capacity of our in-house proprietary technology, third-party software and infrastructure, and customized off-the-shelf solutions. We also collect, process and store sensitive and confidential information, including our proprietary business information and information regarding our customers, employees, suppliers and business partners. The secure processing, maintenance and transmission of this information is critical to our operations. Our systems or those of our service providers and business partners may be subject to damage or interruption from power outages or damages, telecommunications problems, data corruption, software errors, network failures, acts of war or terrorist attacks, fire, flood and natural disasters. Our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. In addition, we may have to upgrade our existing information technology systems or choose to incorporate new technology systems from time to time in order for such systems to support the increasing needs of our expanding business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations.
Our systems and those of our third-party service providers and business partners may be vulnerable to security incidents, attacks by hackers, acts of vandalism, malware, social engineering, denial or degradation of service attacks, computer viruses, supply chain attacks, phishing attacks, ransomware attacks, misplaced or lost data, human errors or other similar events. If unauthorized parties gain access to our networks or databases, or those of our third-party service providers or business partners, they may be able to steal, publish, sell, delete, use inappropriately or modify private and sensitive information including credit card information and personally identifiable information, any or all of which could harm our business, financial condition and results of operations. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack it may be necessary to make extortion payments, but we may be unable to do so if applicable laws or governmental pressure prohibit or prevents such payments. In addition, employees may intentionally or inadvertently cause data or security incidents that result in unauthorized release of personal or confidential information. Because the techniques used to circumvent security systems can be highly sophisticated, change frequently, are increasingly designed to evade detection, are often not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to address all possible techniques or implement adequate preventive measures for all situations.
Certain of the aforementioned types of security incidents have occurred in the past, and may occur in the future, resulting in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of sensitive, proprietary and confidential information. For example, although no sensitive information was affected, our platform has been the subject of credential stuffing attacks (i.e., email addresses and passwords involved in security incidents reported by other companies have been used to attempt to gain unauthorized access to our platform) and brute force attacks (i.e., attempts to try different username and password credentials to gain access to our platform). The security measures we employ to prevent, detect, and mitigate potential harm to our users from the theft of or misuse of user credentials on our network may not be effective in every instance.
Moreover, while we maintain cyber insurance that may help provide coverage for these types of events, we cannot assure you that our insurance will be adequate to cover costs and liabilities related to these incidents. Any such incident, attack, virus or other event could result in costly investigations and litigation exceeding applicable insurance coverage or contractual rights available to us, in particular because certain data privacy laws, including the California Consumer Privacy Act (the “CCPA”), grant individuals a private right of action arising from certain data security incidents, civil or criminal penalties, operational changes or other response measures, loss of consumer confidence in our security measures, and negative publicity that could adversely affect our business, financial condition, and results of operations.
We also rely on a number of third-party service providers to operate our critical business systems and process confidential and personal information, such as our shipping partners, Human Resources Information System and payment processor. These service providers may not have adequate security measures and could experience a security incident that compromises the confidentiality, integrity, or availability of the systems they operate for us or the information they process on our behalf and may not react or notify us in a timely manner. Moreover, we or our third-party service providers may be more vulnerable to such attacks in remote work environments, which have increased in response to the COVID-19 pandemic. Any cyberattack, security incident, or material disruption or slowdown affecting our systems or those of our third-party service providers and business partners, could have a material adverse effect on our business, financial condition, and results of operations.
Our e-commerce business faces distinct risks, such as fulfillment of orders, and our failure to successfully manage these risks could have a negative impact on our profitability.
As an e-commerce business, we encounter risks and difficulties frequently experienced by businesses with significant internet operations. The successful operation of our business as well as our ability to provide a positive customer experience that will generate subscription and rental and resale orders depends on efficient and uninterrupted e-commerce order-taking and fulfillment operations. If we are unable to allow real-time and accurate visibility to products availability when customers are ready to order, quickly and efficiently fulfill our customers’ orders using the fulfillment and payment methods they demand, provide a convenient and consistent experience for our customers regardless of the ultimate channel or effectively manage our online sales, our ability to compete and our results of operations could be adversely affected.

Risks associated with our e-commerce business include:
•uncertainties associated with our website and mobile application including changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as we upgrade our systems software, inadequate system capacity, computer viruses, human error, security incidents, legal claims related to our systems operations and fulfillment;
•disruptions in internet service or power outages;
•reliance on third parties for computer hardware and software, as well as delivery of products to our customers;
•rapid technology changes;
•credit or debit card fraud and other payment processing related issues;
•changes in applicable federal, state and international regulations;
•liability for online content;
•cybersecurity and consumer privacy concerns and regulation; and
•natural disasters or adverse weather conditions.
Our online offerings also expose us to broader applicability of regulations, as well as additional regulations, such as the rules relating to registration of internet sellers, certain anti-money laundering, trade sanction, anti-corruption, anti-bribery and international trade laws. Problems in any of these areas could result in a reduction in sales, increased costs, sanctions or penalties and damage to our reputation and brands.
In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, creative user interfaces, virtual and augmented reality and other e-commerce marketing tools such as paid search and mobile applications, among others, which may increase our costs and which may not increase sales or attract customers. Our competitors, some of whom have greater resources than we do, may also be able to benefit from changes in e-commerce technologies or adapt better than us, which could harm our competitive position.
Shipping and logistics are a critical part of our business and our supply chain and any changes or interruptions in shipping or logistics operations could adversely affect our operating results.
We currently rely on several third-party national and regional shipping vendors for our outbound and inbound logistics. A substantial majority of our inbound shipments from customers are currently returned through a single vendor—we have from time to time transitioned, and are currently in the process of transitioning, inbound shipments from this vendor to multiple other vendors, and we cannot predict how this transition may impact our costs and our customer sentiment and satisfaction.
Additionally, our business relies on the successful management of reverse logistics needed to ingest, clean, and restock returned items quickly and efficiently in order to offer them for rental or resale to other customers. If we are not able to negotiate acceptable pricing and other terms with these vendors or they experience performance problems or other difficulties, our operating results and customers’ experience could be negatively impacted.
Our ability to receive inbound products efficiently and ship products to and from customers may be negatively affected by many events outside of our control including, inclement weather, public health crises such as the COVID-19 pandemic, governmental regulations, labor disputes and other factors. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our customers do not receive their orders in good condition on time, they could become dissatisfied and cease using our services, which would adversely affect our business and operating results. Our shipping vendors have faced and may continue to face increased volumes which, in turn, could cause a decrease in their service levels, including shipping delays, or result in an increase of their prices. Increases in shipping costs or other significant shipping difficulties or disruptions or any failure by our brand partners or third-party carriers to deliver high-quality products to us or to our customers, as applicable, in a timely manner or to otherwise adequately serve our customers could damage our reputation and brand and may substantially harm our business.

In addition to offering the ability to return products through our third-party shipping vendors, we offer multiple physical drop-off points for customers located in certain cities, including, for example, New York City, Boston, Nashville, Houston, and San Francisco to return their orders. In the event that we do not successfully manage these logistics, it will make it more difficult for us to maintain our products, and satisfy our customers which will negatively affect our brand, financial condition and results of operations.
Our quarterly and annual results of operations may fluctuate, which may make it difficult to predict our future performance.
Our results of operations could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. Even if our revenue increases, our revenue growth rates may decline in the future as a result of a variety of factors, including macroeconomic factors, increased competition, and the maturation of our business. As a result, comparing our results of operations on a period-to-period basis or our revenue growth rate for any prior period may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:
•our success in attracting and retaining customers and subscribers;
•maintaining successful relationships with brand partners and our ability to acquire products at acceptable prices and offer a compelling mix of products that are available for subscription, a-la-carte rental or purchase at any given time;
•the amount and timing of our fulfillment costs and operating expenses;
•the timing and success of product launches, including new services and features we may introduce;
•the success of our marketing and promotional efforts;
•adverse economic and market conditions, such as those related to the COVID-19 pandemic, and other adverse global events that negatively impact commerce and consumer behavior;
•disruptions or defects in our software or operations, such as privacy or data security incidents, outages, or other incidents that impact the availability, reliability, or performance of our business;
•the impact of competitive developments and our response to those developments;
•our ability to manage our business and future growth;
•our ability to recruit and retain employees including fulfillment center labor to process, itemize, list, pack and ship our products; and
•changes to financial accounting standards and the interpretation of those standards, which may affect the way we recognize and report our financial results.
The impact of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, quarter-to-quarter and year-over-year comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance.
Fluctuations in our quarterly operating results and key metrics may be particularly pronounced in the current economic environment due to the uncertainty caused by, and the unprecedented nature of, the COVID-19 pandemic, consumer spending patterns, and the impacts of the gradual reopening of the offline economy and lessening of restrictions on movement. Fluctuations in our quarterly operating results and key metrics may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our Class A common stock to decline.
Fluctuations in our results could also cause a number of other problems. For example, analysts or investors might change their models for valuing our Class A common stock, we could experience liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise. We believe that our quarterly operating results and key metrics may vary in the future and that period-to-period comparisons of our operating results may not be meaningful. For example, our overall historical growth rate and the impacts of the COVID-19 pandemic may have overshadowed the effect of seasonal variations on our historical operating results. These seasonal effects may become more pronounced over time, which could also cause our operating results and key metrics to fluctuate.

Environmental, social and governance matters may impact our business and reputation.
There has been increased focus, including by consumers, investors, employees and other stakeholders, as well as by governmental and non-governmental organizations, on environmental, social and governance matters generally and with regard to the fashion industry specifically.
We have and plan to continue undertaking ESG initiatives. Any failure by us to meet our commitments or loss of confidence on the part of customers, investors, employees, brand partners, and other stakeholders as it relates to our ESG initiatives could negatively impact our brand, the demand for our offerings, our financial condition, results of operations and prospects. These impacts could be difficult and costly to overcome, even if such concerns were based on inaccurate or misleading information.
In addition, achieving our ESG initiatives may result in increased costs in our supply chain, fulfillment, and/or corporate business operations, and could deviate from our initial estimates and have a material adverse effect on our business and financial condition. In addition, standards and research regarding environmental, social, and governance initiatives could change and become more onerous for both for us and our third-party suppliers and vendors to meet successfully. Evolving data and research could undermine or refute our current claims and beliefs that we have made in reliance on current research, which could also result in costs, a decrease in revenue, and negative market perception that could have a material adverse effect on our business and financial condition.
A variety of organizations measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, the company’s efforts and impacts on climate change and human rights, ethics and compliance with law and the role of the company’s board of directors in supervising various sustainability issues. In light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s ESG expectations or achieve our financial goals.
We rely on the experience and expertise of our Co-Founder and Chief Executive Officer, senior management team, key technical and strategic employees and hourly personnel.
Our success and future growth depend largely upon the continued services of our senior management team, including our Co-Founder, Chief Executive Officer and Chair, Jennifer Y. Hyman. From time to time, there may be changes in our executive management team resulting from the hiring or departure of these executives. Our executive officers are employed on an at-will basis, which means they may terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business. We do not maintain key man life insurance with respect to any member of management or other employee.
In addition, our future success will depend upon our ability to attract and retain employees for key roles, such as engineering, data science, analytics, buying and planning, and logistics, as well as hourly fulfillment workers and customer service agents. Such efforts will require significant time, expense, and attention as there is intense competition for such individuals, particularly in New York City, Galway, New Jersey and Texas, and new hires require significant training and time before they achieve full productivity. In addition to maintaining competitive wage and salary levels, which are likely to increase further due to inflation and the potential minimum wage increases, prospective and existing employees often consider the value of the equity awards they may receive in connection with their employment. If the perceived value of our equity awards declines or experiences significant volatility, it may adversely affect our ability to recruit and retain key employees.
Our corporate and customer service employees are currently almost fully remote. As COVID-19 restrictions are lifted and we contemplate reopening our offices, we plan to move to a hybrid model for New York City and Galway, and we anticipate that employees will be present in the office two to three days per week. If our needs are not aligned with our employees’ preferences, it may adversely affect our ability to recruit and retain employees. In addition, the hybrid model may negatively impact our company culture, collaboration and productivity.

We laid off 33% of all employees and furloughed 37% of employees in fiscal year 2020 due to the unprecedented impact of COVID-19 on our business and also experienced increased voluntary attrition. We may experience continued voluntary attrition at significant rates in the future for various reasons, including challenging labor market conditions such as rising wages and a decreased level of workforce participation. If we are unable to attract and retain qualified employees in a timely fashion, particularly in critical areas of operations such as engineering, data science and analytics, and our hourly fulfillment workers, our ability to achieve our strategic objectives will be adversely impacted, and our business and future growth prospects will be harmed.
Our company culture has contributed to our success and if we cannot maintain this culture as we grow, our business could be harmed.
We believe that our company culture has been critical to our success. Our company culture stands for being entrepreneurial, passionate, kind and positive. Our ability to continue to cultivate and maintain this culture is essential to our growth and continued success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:
•failure to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture, values, and mission;
•the increasing size, complexity and geographic diversity of our workforce, and our ability to promote a uniform and consistent culture across all our offices and employees;
•the employee and market perception of our ESG efforts, which may impact employee morale and recruiting efforts;
•competitive pressures to move in directions that may divert us from our mission, vision, and values;
•the continued challenges of a rapidly-evolving industry; and
•the increasing need to develop expertise in new areas of business that affect us.
In particular, Diversity, Equality and Inclusion is a strategic imperative for us. We are focused on driving inclusiveness, innovation and stronger business results by attracting a diverse talent pool and continuing to foster an inclusive work environment for all our employees across offices. Although we have adopted policies to promote compliance with laws and regulations as well as to foster a respectful workplace for all employees, our employees may fail to abide by these policies. In addition to damaging our reputation, actual or alleged misconduct could tarnish our culture, result in negative publicity, affect the confidence of our stockholders, regulators and other parties and could have a material adverse effect on our business, financial condition and operating results.
We rely on consumer discretionary spending and have been, and may in the future be, adversely affected by economic downturns and other macroeconomic conditions or trends.
We are subject to variable industry and global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors due to the COVID-19 pandemic and related responses and have seen negative impacts on customer demand at varying levels as a result. For example, we experienced a significant decrease in consumer demand during the COVID-19 pandemic due to shelter-at-home orders and more limited social events, increased unemployment and work-from-home trends, and general economic uncertainty.
Furthermore, any increases in consumer discretionary spending or immediately after times of crisis may be temporary, such as those related to government stimulus programs or the tail of the COVID-19 pandemic in the United States, and consumer spending may decrease again. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; and other major unforeseen events. Consumer purchases or rental of discretionary items, including the products that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.

Additionally, adverse economic changes could reduce consumer confidence, and could thereby negatively affect our operating results. In challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business. Any of these developments could harm our business, financial condition and results of operations.
Our business is affected by seasonality
Our business is subject to seasonal fluctuation. We typically realize a higher portion of revenue from our Reserve rentals during our third and fourth fiscal quarter as a result of increased wedding and holiday events. However, we are seeing fewer large-scale holiday and special events due to the COVID-19 pandemic. For our subscription rentals, we typically acquire the highest number of subscribers in the third and fourth fiscal quarters, with net subscriber acquisition in the third quarter generally higher than the fourth quarter. We generally see a greater number of paused subscribers relative to total subscribers in the winter and summer months. Adverse events, such as higher unemployment, deteriorating economic conditions, or fewer large-scale holiday and special events due to the COVID-19 pandemic, can deter consumers from shopping and renting. Any significant decrease in revenue during the third or fourth quarter could have a disproportionately large impact on our operating results and financial condition for that year. Any factors that harm our third or fourth quarter operating results, including disruptions in our brand partners’ supply chains or unfavorable economic conditions, including as a result of the COVID-19 pandemic, could have a disproportionate effect on our results of operations for our entire fiscal year.
In anticipation of increased rental activity during the third or fourth quarter, we may incur significant additional expenses, including additional marketing and additional staffing in our customer support operations. In addition, we may experience an increase in our net shipping costs due to ensuring timely delivery for peak seasons. In the future, our seasonal revenue patterns may become more pronounced or may change, may strain our personnel and operational activities, and may cause a shortfall in net sales as compared with expenses in a given period, which could substantially harm our business, financial condition and results of operations.
Furthermore, our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business, and the effects of the COVID-19 pandemic may alter our historical seasonality trends. Accordingly, yearly or quarterly comparisons of our operating results may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Seasonality in our business can also be affected by introductions of new or enhanced products and offerings, including the costs associated with such introductions.
Strategic investments, partnerships, alliances, or acquisitions could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.
Our success will depend, in part, on our ability to expand our services and grow our business in response to changing technologies, customer demands, and competitive pressures. We may choose to expand our services and grow our business by entering into partnerships or alliances with third parties rather than through internal development or through the acquisition of complementary businesses and technologies. The identification of suitable alliance partners or acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified transactions. In addition, if we pursue and complete an acquisition, we may not be able to successfully integrate the acquired business. The risks we face in connection with partnerships and acquisitions include:
•a partnership or acquisition may disrupt our ongoing business, divert resources, increase our expenses, and distract our management;
•an acquisition may negatively affect our financial results because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by stockholders and third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

•we may encounter difficulties or unforeseen expenditures in integrating the business, offerings, technologies, personnel, or operations of any company that we partner with or acquire; and
•if we incur debt or issue a significant amount of equity securities to fund such joint venture or acquisition, such debt may subject us to material restrictions on our ability to conduct our business, as well as financial maintenance covenants and such equity securities may cause dilution for our existing stockholders and earning per share may decrease.
The occurrence of any of these foregoing risks could adversely affect our business, financial condition, and results of operations and expose us to unknown risks or liabilities.
We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity and debt financings and revenue generated from our offerings. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to develop and grow our business. For example, we may need additional funding to obtain products, for marketing, and headcount or other operating expenses, to develop new features or enhance our offerings, to improve our operating infrastructure, and/or to acquire complementary businesses and technologies. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to support our business growth, and respond to business challenges could be significantly impaired, and our business may be adversely affected.
If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.
Material changes in the pricing practices of our brand partners could negatively impact our profitability.
Our brand partners may increase their pricing if their raw materials become more expensive or become subject to other pricing pressures. The inputs used to manufacture the products from our brand partners are subject to availability constraints and price volatility. Our brand partners may pass the increase in sourcing costs to us through price increases, thereby impacting our margins. The fabrics used by our brand partners are made of raw materials including petroleum-based products and cotton. Significant price fluctuations or shortages in petroleum, cotton, or other raw materials could significantly increase our cost of revenue. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used in the manufacture of the products we offer, our partners might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, disruptions in the supply chain as a result of the COVID-19 pandemic has increased raw material costs, impacting pricing with certain of our partners, and caused shipping delays for certain of our products.
Our level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfill our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs.
As of October 31, 2021, we had $256.4 million aggregate principal amount of borrowings under a credit facility with Double Helix Pte Ltd. as administrative agent for Temasek Holdings, which we refer to as our Amended Temasek Facility. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot assure you that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See “Note 5 —Long-Term Debt” in the Notes to Condensed Consolidated Financial Statements for more information on our indebtedness.
Our Amended Temasek Facility contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our business, financial condition and results of operations.
The terms of our Amended Temasek Facility include a number of covenants that limit our ability to (subject to negotiated exceptions), among other things, incur additional indebtedness, incur liens on assets, enter into agreements related to mergers and acquisitions, dispose of assets or pay dividends and make distributions. The terms of our Credit Agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies which are not subject to such restrictions.
A failure by us to comply with the covenants specified in the Credit Agreement could result in an event of default under the agreement, which would give the lender the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under the Credit Agreement were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could adversely affect our business, financial condition and results of operations.
We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses in a timely manner, identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our condensed consolidated financial statements or cause us to fail to meet our periodic reporting obligations, our ability to comply with applicable laws and regulations and our access to the capital markets to be impaired.
In connection with the preparation of our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting as of January 31, 2021, as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We did not maintain sufficient evidence of the operation of controls to achieve complete, accurate and timely financial accounting, reporting and disclosures nor were monitoring controls evidenced at a sufficient level to provide the appropriate level of oversight of activities related to our internal control over financial reporting. This material weakness contributed to the following additional material weaknesses:
We did not design and maintain effective controls to ensure (i) the appropriate segregation of duties in the operation of manual controls and (ii) journal entries were reviewed at the appropriate level of precision.
We did not design and maintain effective controls over information technology (“IT”) general controls for information systems and applications that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to our financial applications, programs and data to appropriate personnel, (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

These IT control deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.
The material weaknesses described above did not result in a misstatement to our annual or interim consolidated financial statements. However, each of these material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
To address these material weaknesses, we have commenced actions to formalize the company’s framework and policies with respect to maintaining evidence in the operation of control procedures and improve our IT general controls, segregation of duties controls, and journal entry controls. In particular, we are implementing comprehensive access control protocols for our enterprise resource planning environment in order to implement restrictions on user and privileged access to certain applications, establishing additional controls over the preparation and review of journal entries, implementing controls to review the activities for those users who have privileged access and program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately. The implementation of these remediation efforts is in the early stages, may require additional expenditures to implement, and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, and as a result, the timing of when we will be able to fully remediate the material weaknesses is uncertain and we may not fully remediate during 2021. We can give no assurance that our efforts will remediate these material weaknesses in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. If the steps we take do not remediate the material weaknesses in a timely manner, or if we fail to implement and maintain effective internal control over financial reporting, there could be errors in our annual or interim consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our Class A common stock.
Additionally, ineffective internal control over financial reporting could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions. If we are unable to remediate the material weakness in a timely manner, or if additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weakness, our reputation, results of operations and financial condition could suffer.
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the listing standards of Nasdaq, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, financial condition, and results of operations. Furthermore, several members of our management team do not have prior experience in running a public company. Although we have already hired additional employees to assist us in complying with these requirements, we intend to invest substantial resources in our compliance efforts, including hiring more employees or engaging outside consultants, which will increase our operating expenses. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

In addition, being a public company that is subject to these rules and regulations has made it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations may also make it more difficult for us to attract and retain qualified members of our board of directors, particularly members who can serve on our audit committee and compensation committee, and qualified executive officers.
As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.
We will not be required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting until the year following our first annual report required to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
In addition to the material weaknesses in internal control over financial reporting identified in connection with the audit of our financial statements as of and for the fiscal year ended January 31, 2021, subsequent testing by us or our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. During the evaluation and testing process of our internal controls, if we identify additional material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be additional material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if we or our independent registered public accounting firm determines we have additional material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including:
•the auditor attestation requirements of Section 404;
•reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•exemptions from the requirements of holding a non-binding advisory stockholder vote on executive compensation and non-binding advisory stockholder vote to approve any golden parachute payments not previously approved.
Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.
We will remain an emerging growth company until the earliest of:
•the last day of the fiscal year following the fifth anniversary of our IPO;
•the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more;
•the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and
•the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates.
We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
GAAP is subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. The accounting for our business is complicated, particularly in the area of revenue recognition, and is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations, and changes in SEC or other agency policies, rules, regulations, and interpretations of accounting regulations. Changes to our business model and accounting methods, principles, or interpretations could result in changes to our financial statements, including changes in revenue and expenses in any period, or in certain categories of revenue and expenses moving to different periods, may result in materially different financial results, and may require that we change how we process, analyze, and report financial information and our financial reporting controls.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments involve: revenue recognition, as well as treatment of rental products, including estimates of salvage value and useful life for rental products, share-based compensation, warrants and right of use asset. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
The estimates of market opportunity and forecasts of market growth included in our Prospectus and other public disclosures may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, or at all.
The estimates of market opportunity and forecasts of market growth included in our Prospectus and other public disclosures may prove to be inaccurate. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including as a result of any of the risks described in this Quarterly Report.

The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable customers and subscribers covered by our market opportunity estimates will become a customer or subscriber or generate any particular level of revenues for us. In addition, our ability to expand in any of our target markets depends on a number of factors, including the cost, performance and perceived value associated with our products and offerings. Even if the markets in which we compete meet the size estimates and growth forecasted in our Prospectus and other public disclosures, our business could fail to grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in our Prospectus and other public disclosures should not be taken as indicative of our future growth.
Expansion of our operations internationally requires management attention and resources, involves additional risks, and may be unsuccessful.
We do not currently offer our products and services internationally. In the event we decide to expand our geographic market internationally, we will need to adapt to different local cultures, standards, laws, and policies. The business model we employ may not appeal as strongly to customers in international markets. Our entry into new markets will also require us to become familiar with different trends and customer preferences in such markets. In addition, consumer shopping behavior may continue to evolve and we may need to adapt our service to such changes.
Furthermore, to succeed with customers in international locations, we will need to locate fulfillment centers in foreign markets, hire local employees and source products appealing to local preferences, and we will have to invest in these facilities, employees and products before proving we can successfully run foreign operations. We may not be successful in expanding into additional international markets or in generating revenue from foreign operations for a variety of reasons, including:
•lower acceptance of our offerings and the concept of renting apparel and accessories and the need to localize our products offerings;
•competition from local incumbents that understand the local market and may operate more effectively;
•regulatory requirements, taxes, trade laws, trade sanctions and economic embargoes, tariffs, export quotas, custom duties, or other trade restrictions, or any unexpected changes thereto; and
•risks resulting from changes in currency exchange rates.
If we invest substantial time and resources to establish and expand our operations internationally and are unable to do so successfully and in a timely manner, our operating results would suffer.
Risks Related to Our Legal and Regulatory Environment
Our business is subject to a large number of U.S. and non-U.S. laws and regulations, many of which are evolving.
We are subject to numerous evolving laws and regulations in the United States and around the world, including those relating to consumer protection, environmental protection, intellectual property, consumer product safety, privacy and information security, taxation, and immigration, labor, and other employment law matters, such as workplace safety, particularly in our fulfillment centers, and wage and hour regulations. There has been a recent focus on automatically renewing subscription offerings. For example, California’s Automatic Renewal Law, and the federal Restore Online Shoppers’ Confidence Act (the “ROSCA”), require companies to adhere to enhanced disclosure and cancellation requirements when entering into automatically renewing contracts with subscription customers. Regulators and private plaintiffs have brought enforcement and litigation actions against companies, challenging automatic renewal and subscription programs.
We strive to comply with all applicable laws; however, despite our efforts, we may not have fully complied in the past and may not in the future. If we fail to comply with existing or future laws or regulations, or if these laws or regulations are violated by our brand partners, suppliers or vendors, we may be subject to criminal and civil liabilities, fines, or sanctions and, while incurring substantial legal fees and costs and reputational harm. In addition, compliance and remediation efforts can be costly.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anticorruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets, and we could face criminal liability and other serious consequences for violations, which could harm our business.
We are subject to export control laws and regulations (including the U.S. Export Administration Regulations), U.S. Customs and import regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and generally prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, corrupt payments of anything of value to recipients in the public or private sector to obtain or retain business or an improper business advantage. As a public company, we also are subject to the FCPA’s accounting provisions, which require us to make and keep complete and accurate books and records, and to maintain a system of adequate internal accounting controls. We have brand partners, suppliers, and vendors operating outside the United States and may engage other third parties to sell our products and services or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals outside the United States. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize such activities. Although we have policies and controls in place to promote compliance with these laws and regulations, there are no assurances that these policies and controls will always prevent illegal or improper acts by employees, agents, third parties, or business partners. Violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, investigation costs, and other consequences, any of which could have a material adverse effect on our business, financial condition, and results of operations.
Failure to adequately obtain, maintain, protect and enforce our intellectual property and proprietary rights could harm our brand, devalue our proprietary content, and adversely affect our ability to compete effectively.
Our success depends in part on our ability to obtain, maintain, protect, and enforce our intellectual property rights, including those in our proprietary technologies, know-how, and brand. To protect our rights to our intellectual property, we rely on a combination of trademark, copyright patent, and trade secret laws, domain name registrations, confidentiality agreements, and other contractual arrangements with our employees, affiliates, customers, strategic partners, vendors, and others. However, the protective steps we have taken and plan to take may be inadequate to deter infringement, misappropriation or other violations of our intellectual property or proprietary rights and we may be unable to broadly enforce all of our intellectual property rights. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary technology and content, and adversely affect our ability to compete effectively.
If we fail to protect our intellectual property rights adequately, our competitors may gain access to our intellectual property and proprietary technology and develop and commercialize substantially identical offerings or technologies. We may not timely or successfully register our trademarks in all jurisdictions, which could enable third parties to use our brand name and create potential roadblocks to any expansion of the business outside of the U.S. The copyright registrations we have obtained for our website may not adequately protect all material contained on our website, and these registrations do not cover any material that is not part of our website. The patent prosecution process is expensive and time-consuming. We may not be able to prepare, file and prosecute all necessary or desirable patent applications at a commercially reasonable cost or in a timely manner or in all jurisdictions, creating an opportunity for third parties to patent the same technology while preventing us from continuing to use it. It is also possible that we may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Moreover, depending on the terms of any future in-licenses to which we may become a party, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology in-licensed from third parties. Therefore, these patents and patent applications containing in-licensed content may not be prosecuted and enforced in a manner consistent with the best interests of our business. Any patents, trademarks, copyrights, or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative proceedings, or litigation. There can be no assurance that our patent applications will result in issued patents, or that any such patents will be of sufficient scope to adequately protect our proprietary technology or provide us with any meaningful competitive advantage. Moreover, failure to comply with applicable procedural, documentary, maintenance, renewal, fee payment and other similar requirements with the United States Patent and Trademark Office or other similar governmental agencies or administrative bodies could result in abandonment or lapse of the affected intellectual property rights. Further, the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights in those countries may be inadequate. Accordingly, despite our efforts to obtain and protect our intellectual property, it may be possible for unauthorized third parties to copy our offerings and capabilities and use information that we regard as proprietary to create offerings that compete with ours.
We generally enter into confidentiality and invention assignment agreements with our employees and consultants, as well as agreements with other third parties, including suppliers and other partners, that contain confidentiality obligations and assignment provisions. However, we cannot guarantee that we have entered into such agreements with each party that has developed intellectual property for us or that may have had access to our proprietary information and technology, know-how, and trade secrets. Moreover, no assurance can be given that these agreements will be effective in controlling access to our proprietary information or preventing the unauthorized distribution, use, misappropriation, reverse engineering, or disclosure of our proprietary intellectual property and other proprietary rights, information, technology, know-how, and trade secrets. These agreements may be breached, and we may not have adequate remedies for any such breach. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed, possibly leaving us without an adequate remedy to make us whole.
We may be required to spend significant financial and managerial resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management. In the alternative, the failure to enforce our intellectual property rights could result in the impairment or loss of portions of our intellectual property rights. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights, and if such defenses, counterclaims, or countersuits are successful, it could result in the loss, impairment or narrowing of valuable intellectual property rights. In patent litigation in the United States, counterclaims alleging invalidity and/or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. In an infringement proceeding, a court may decide that the patent claims we are asserting are invalid and/or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover the technology in question. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions (for example, opposition proceedings). Such proceedings could result in revocation of our patents, or could result in narrowing the scope of the patent claims so that they no longer cover our technology. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we may lose some, and perhaps all, of the patent protection on our technology. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could have a material adverse impact on our business by making the technology at issue freely available for others to use. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our offerings and capabilities, impair the functionality of our offerings and capabilities, delay or prevent introductions of new offerings, result in our substituting inferior or more costly technologies into our offerings, allow our competitors to gain momentum or overtake us, or injure our brand and reputation. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our Class A common stock.
We may incur costs to defend against, face liability or be vulnerable to intellectual property infringement, misappropriation, and other claims and allegations brought against us by others, which could result in substantial damages and diversion of management’s efforts and attention.
Third parties may assert claims against us alleging that we infringe upon, misappropriate, dilute or otherwise violate their intellectual property rights, particularly as we expand our business. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. These claims, regardless of their merit, could be expensive and time consuming to defend and could divert management resources. We cannot predict the outcome of lawsuits or administrative proceedings, and we cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. These claims are resolved against us, they could result in significant monetary liability, or prevent us from renting or selling some of our products or using some of our technology. In addition, a finding of liability or other resolution of claims may require us to change our business model, redesign or rebrand our products, replace portions of our technology platform, license rights from third parties, cease using certain brand names or other intellectual property rights altogether, or make substantial payments for royalty or license fees, legal fees, disgorgement of profits, corrective advertising, settlement payments or other costs or damages. Further, licenses may not be available to us on reasonable terms, if at all. Any of these events could harm our business and cause our results of operations, liquidity and financial condition to suffer.
Our use of third-party open-source software could adversely affect our ability to offer our products and offerings and subjects us to possible litigation.
We use third-party open-source software in connection with the development and deployment of our software applications and will likely use third-party open source software in the future. Some open-source licenses require that source code that is developed using open source software be made available to the public at no cost and that any modifications or derivative works to certain open source software continue to be licensed under open source licenses, which in some circumstances could include valuable proprietary code. In some circumstances this could require valuable proprietary code to be made available as open-source software, and may also prohibit charging fees to licensees. While we employ practices designed to monitor our compliance with the licenses of open-source software and try to ensure that we do not use any of the open-source software in a manner that would require us to disclose our proprietary source code or preclude us from charging fees, we cannot guarantee that we will be successful. We cannot guarantee that all open-source software is reviewed prior to use in our platform, or that our developers have not incorporated (and will not in the future incorporate) open-source software into our products and offerings without our knowledge. Furthermore, there are an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. As a result, there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products and offerings. If we were to receive a claim of non-compliance with the terms of any of our open-source licenses, we may be required purchase a costly license, to publicly release certain portions of our proprietary source code, limit or prohibit our use of some or all of our software, or expend substantial time and resources to re-engineer some or all of our software. We could also be precluded from charging fees for third-party use of our proprietary code.
In addition, the use of third-party open-source software typically carries greater technical and legal risks than the use of third-party commercial software because open-source licensors generally do not provide support, warranties or controls on the functionality or origin of the software. To the extent that our platform depends upon the successful operation of open-source software, any undetected errors or defects could prevent the deployment or impair the functionality of our systems and injure our reputation. Use of open-source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to compromise our platform. Any of the foregoing could be harmful to our business, financial condition, or results of operations and could help our competitors develop offerings that are similar to or better than ours.

We are subject to rapidly changing and increasingly stringent laws and industry standards relating to data privacy, data security, data protection, and consumer protection. The restrictions and costs imposed by these laws, or our actual or perceived failure to comply with them, could subject us to liabilities that adversely affect our business, operations, and financial performance.
We collect, process, store, and use a wide variety of data from current and prospective customers, including personal information, such as home addresses, credit card numbers (through our payment processor) and geolocation. These activities are regulated by a variety of federal, state, local, and foreign data privacy, data security, data protection and consumer protection laws and regulations, as well as industry standards and guidelines, which have become increasingly stringent in recent years.
U.S. data privacy and data security laws are complex and changing rapidly, with the frequent imposition of new and changing requirements across our business. Many U.S. states have enacted laws regulating the online collection, use, and disclosure of personal information and are requiring that companies implement reasonable data security measures. Laws in all U.S. states and territories also require businesses to notify affected individuals, governmental entities, and/or credit reporting agencies of certain security incidents affecting personal information.
Further, the CCPA took effect on January 1, 2020. The CCPA gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive detailed information about how their personal information is used and shared. The CCPA also created restrictions on “sales” of personal information that allow California residents to opt-out of certain sharing of their personal information and may restrict the use of cookies and similar technologies for advertising purposes, and could cause us to incur additional CCPA compliance costs or create adverse effects as a result of its restrictions. The CCPA provides for civil penalties for violations, and creates a private right of action for data security incidents that is expected to increase data security-related litigation. Additionally, the California Privacy Rights Act (the “CPRA”), passed in California in November 2020. The CPRA will restrict use of certain categories of sensitive personal information that we handle; further restrict the use of cross-context behavioral advertising techniques on which our products and offerings may rely on in the future; expand requirements on businesses that “sell” personal information under the CCPA to businesses like ours that “share” it; require all businesses with any California employees to limit uses of employee data; establish restrictions on the retention of personal information; expand the types of data security incidents subject to the private right of action; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. The majority of the CPRA’s provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes will likely be required. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (the “CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. Some observers have noted that the CCPA, CPRA, and CDPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.
In addition, the Telephone Consumer Protection Act (the “TCPA”), imposes significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior consent of the person being contacted. We use text messages frequently to communicate service-related issues to our customers. Efforts to comply with the TCPA do not prevent third-party claims that we have violated the TCPA from being brought, and such claims could be costly to litigate, and if successful, expose us to substantial statutory damages. The Controlling the Assault of Non-Solicited Pornography and Marketing Act (the “CAN-SPAM”), imposes specific restrictions and requirements on our efforts to send marketing materials via email, including notice obligations that must be included in our marketing emails and the ability for recipients to unsubscribe from such emails. The Federal Trade Commission enforces CAN-SPAM, and our efforts to comply with CAN-SPAM may not prevent claims that we have violated the law, which could be costly to resolve, and if successful, expose us to substantial penalties and potential injunctive relief.
We are also subject to the European Union General Data Protection Regulation (the “GDPR”), due to certain of our employees being based in Ireland. The GDPR, which is wide-ranging in scope and applies extraterritorially, imposes several requirements relating to the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU, including to the U.S. In addition, GDPR compliance requirements are consistently and rapidly evolving. For example, in July 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield data transfer mechanism, and other data transfer mechanisms such as the Standard Contractual Clauses, have also faced challenged in European courts, potentially limiting how organizations can lawfully transfer personal data from EEA to the U.S. Notably, the GDPR imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant entity, whichever is greater.
In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards by which we are legally or contractually bound. If we fail to comply with these contractual obligations or standards, we may face substantial liability or fines. Consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanisms as a result of industry regulatory or legal developments, the adoption by consumers of browser settings or “ad-blocking” software, and the development and deployment of new technologies could materially impact our ability to collect data or reduce our ability to deliver relevant promotions or media, which could materially impair the results of our operations.
Further, we are subject to the PCI Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities. We rely on vendors to handle PCI matters for us and to ensure PCI compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI Data Security Standard, based on past, present, and future business practices, which could have an adverse impact on our business and reputation, and be costly for us to defend.
We may not be successful in achieving compliance with the rapidly evolving privacy, data security, and data protection requirements discussed above, as well as other data privacy, security and consumer protection frameworks that currently, or may in the future, apply to us, despite our efforts to comply, as all of these frameworks are constantly evolving and are not always consistent with each other, leading to uncertainty in interpretation. Any actual or perceived non-compliance could result in litigation and proceedings against us by governmental entities, customers or others, fines and civil or criminal penalties, limited ability or inability to operate our business, offer services, or market our business in certain jurisdictions, negative publicity and harm to our brand and reputation, and reduced overall demand for our products and offerings. Such occurrences could adversely affect our business, financial condition, and results of operations. Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruptions in or failure or security intrusion of our systems or third-party systems where information important to our business operations is stored. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance policies may not cover all claims made against us and could have high deductibles, and defending a suit, regardless of its merit, could be costly and divert management attention.
We could incur significant liabilities related to, and significant costs in complying with, environmental, health and safety laws and regulations.
Our operations are subject to a variety of federal, state, local and foreign laws and regulations relating to health, safety and the protection of the environment. These environmental, health and safety laws and regulations include those relating to, among other things, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the environment; and the health and safety of our employees. Failure to comply with such laws and regulations which tend to become more stringent over time can result in significant fines, penalties, costs, liabilities or restrictions on operations , injunctive relief, civil or criminal sanctions, and could expose us to costs of investigation or remediation, as well as tort claims for property damage or personal injury, and could negatively affect our business, financial condition or results of operations.
We manage our waste materials as non-hazardous waste, but we cannot guarantee that our supply chain or the products we use will not contain hazardous materials or result in the generation of hazardous waste. Further, liability for the improper release or disposal of waste can be joint and several and there can be no assurance that we will not have to expend material amounts to remediate the consequences of the generation or disposal of waste in the future, particularly with respect to our dry cleaning operations. Further, we may be responsible as a lessee operator for the costs of investigation, removal or remediation of hazardous substances or waste located on or in or emanating from leased property, as well as any property damage. There can be no assurance that our future uses or conditions will not result in the imposition of liability upon us under environmental laws or expose us to third-party actions such as tort suits. Furthermore, we rely on third-party suppliers to provide chemicals, cleaning supplies, and handling instructions that comply with applicable health, safety and environmental regulations. A failure of such suppliers to abide by applicable regulations may subject us to material liabilities.
From time to time, we may be subject to legal proceedings, regulatory disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.
From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. In recent years, we have seen a rise in the number and potential significance of these disputes and inquiries and evolving areas of focus for regulators and private plaintiffs. For example, there has been an increase in consumer class action lawsuits relating to subscription products. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products and offerings, all of which could negatively affect our revenue growth. The results of litigation, investigations, claims, and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition, and results of operations.
In addition, as a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, and results of operations would be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, would divert the resources of our management and harm our business, financial condition, and results of operations.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset taxable income or taxes may be limited.
As of January 31, 2021, we had federal net operating loss carryforwards of $459.3 million, $152.0 million of which will expire at various times through 2038. Furthermore, we had state net operating loss carryforwards of $26 million, which will expire at various times through 2041. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”), U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning on or after January 1, 2020 and before January 1, 2023.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. In 2021, we completed a Section 382 analysis covering the period beginning in March 2009 and ending in March 2021. From the study, we concluded we experienced an ownership change in 2010 (but not since then) and $1.3 million of NOLs were subject to the limitation. However, all of those NOLs were available by the year ended January 31, 2017. We may experience additional ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we undergo another ownership change, we may incur additional limitations on our ability to utilize our NOLs existing at the time of the ownership change. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our cash flows may be adversely affected. We have recorded a full valuation allowance against our U.S. deferred tax assets, which includes net operating loss carryforwards.
Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.
We are subject to income and other taxes in the United States and in various states within the United States. Our effective tax rate or tax liability could be adversely affected due to several factors, including:
•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changes in the United States or foreign tax laws, tax treaties, and regulations or the interpretation of them;
•changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
•the outcome of current and future tax audits, examinations, or administrative appeals; and
•limitations or adverse findings regarding our ability to do business in some jurisdictions.
In the event any tax audit or other proceeding is determined adversely to us, the resulting liabilities (including any penalties and interest) may have an adverse effect on our cash flows. If we expand the scale of our international business activities, any changes in the United States or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition, and results of operations.
In particular, new income or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified, or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the IRS and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, the recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers and suppliers. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers or our customers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.
Risks Related to Our Dependence on Third Parties
We face risks associated with brand partners from whom our products are sourced or co-manufactured.
We obtain substantially all of our products directly from over 780 brand partners through Wholesale, Share by RTR, and Exclusive Designs arrangements with designer or manufacturing partners. The benefits we currently experience from these brand partner relationships could be adversely affected if they:
•discontinue selling products to us;
•enter into arrangements with competitors that could impair our ability to source their products, including by giving our competitors exclusivity arrangements or limiting our access to certain products;
•raise the prices they charge us;

•are not satisfied with the value proposition we offer them;
•do not view our brand favorably;
•change pricing terms to require us to pay a significant portion of the cost of items on delivery or upfront;
•experience negative publicity or reputational issues;
•do not follow our vendor code of conduct and/or violate legal and regulatory requirements;
•experience supply chain disruptions that cause lead times to be lengthened; or
•fail to execute on the design we have provided for co-manufactured products.
Events that adversely impact our brand partners could impair our ability to obtain adequate and timely products. We also source products directly from brand partners outside of the United States and many of our brand partners use manufacturers in the same geographic region, and as a result we may be subject to magnified impact from such events including, among others, difficulties or problems associated with our brand partners’ business, the financial instability and labor problems of brand partners, product quality and safety issues, natural or man-made disasters, inclement weather conditions, war, acts of terrorism and other political instability, economic conditions, imposition of additional import or trade restrictions, including legal or economic restrictions on overseas partners’ ability to produce and deliver products, increased custom duties and tariffs, unforeseen delays in customs clearance of goods, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, port of entry issues, the availability of their raw materials and increased production costs. Our brand partners may be forced to reduce their production, shut down their operations or file for bankruptcy. Our ability to obtain products may also depend on our brand partners’ ability to obtain financing, including through factoring companies and other entities, which may also assess our creditworthiness and procurement ability. To the extent our brand partners are unable to secure sufficient credit, we may not be able to purchase merchandise from them. The occurrence of one or more of these events could impact our ability to acquire products, which may result in a less appealing assortment of styles for our customers and reduced availability of the styles we are able to obtain. Similarly, the occurrence of a contagious disease or illness could cause delays or increase costs in the manufacture of certain products. For example, the COVID-19 pandemic caused delays in some shipments from our brand partners.
We rely on third parties for elements of the payment processing infrastructure underlying our business. If these third-party elements become unavailable or unavailable on favorable terms, our business could be adversely affected.
The convenient customer payment mechanisms provided by our business are key factors contributing to the development of our business. We rely on third parties, including for our payment processing infrastructure, to accept payments from customers and in connection with our banking partners, to remit payments to suppliers. These third parties may refuse to renew our agreements with them on commercially reasonable terms or at all. Furthermore, we rely on a single payment processor, which may increase our risks of being unable to process payments and deliver our products in a timely and cost-effective manner. In the event of interruption, we may not be able to develop alternate or secondary processing without incurring material additional costs and substantial delays. If these companies become unwilling or unable to provide these services to us on acceptable terms or at all, our business may be disrupted. For certain payment methods, including credit and debit cards, we generally pay interchange fees and other processing and gateway fees, and such fees result in significant costs. In addition, online payment providers are under continued pressure to pay increased fees to banks to process funds, and there is no assurance that such online payment providers will not pass any increased costs on to us. If these fees increase over time, our operating costs will increase, which could adversely affect our business, financial condition, and results of operations.
Outages or other failures of the payment processing infrastructure underlying our business could harm our business and cause customers to lose trust in our payment operations and cause them to discontinue use of our products and services. If the quality or convenience of our payment processing infrastructure declines for any reason, the attractiveness of our business to customers could be adversely affected. If we are forced to migrate to other third-party payment service providers for any reason, the transition would require significant time and management resources, and may not be available on acceptable terms or as effective, efficient, or well-received by our customers.

Our business relies on third-party cloud infrastructures, and any disruption of, or interference with, our use of cloud infrastructures could adversely affect our business, financial condition or results of operations.
We are in the process of migrating a substantial portion of our primary production environment, core architecture, and data centers to a new third-party cloud provider, which provides a distributed computing infrastructure as a service platform for business operations. We also use another third-party cloud provider for portions of our business. Our third-party cloud providers will provide the cloud computing infrastructure we use to host our website and mobile application, serve our customers and support our operations and many of the internal tools we use to operate our business. Our website, mobile application and internal tools will use computing, storage, data transfer and other functions and services provided by our third-party cloud providers. We do not have control over the operations of the facilities of our third-party cloud providers. In addition, our third-party cloud providers’ facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures and other events beyond our control. In the event that any third-party provider’s systems or service abilities are hindered by any of the events discussed above, particularly in a region where our website is mainly hosted, our ability to operate our business may be impaired. A decision to close the facilities without adequate notice or other unanticipated problems or disruptions could result in lengthy interruptions to our business. Further, our agreements with our third-party cloud providers do not provide us with an adequate remedy for every scenario that could negatively affect our business. All of the aforementioned risks may be exacerbated if our business continuity and disaster recovery plans prove to be inadequate.
Additionally, data stored with our third-party cloud providers may experience threats or attacks from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks, employee theft or misuse and general hacking. Any of these security incidents could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our customers’ data or disrupt our ability to provide our products and offerings, including due to any failure by us to properly configure our cloud environment. Our business’ continuing and uninterrupted performance is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our merchandise and offerings to them. We may not be able to easily switch our third-party cloud operations to another cloud or other data center provider if there are disruptions or interference with cloud services and, even if we do switch our operations, other cloud and data center providers are subject to the same risks. Sustained or repeated system failures would reduce the attractiveness of our products and offerings, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our brand and reputation and may adversely impact our business.
Our third-party cloud providers do not have an obligation to renew their agreements with us on terms acceptable to us. Although alternative data center providers could host our business on a substantially similar basis to our current third-party cloud providers, transitioning our cloud infrastructure to alternative providers could potentially be disruptive, and we could incur significant one-time costs. If we are unable to renew our agreement for our cloud services on commercially acceptable terms, our agreements with our third-party cloud providers are prematurely terminated, or we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If our third-party cloud providers or other infrastructure providers increase the costs of their services, our business, financial condition or results of operations could be materially and adversely affected.
We depend on search engines, social media platforms, mobile application stores, content-based online advertising and other online sources to attract consumers to and promote our website and our mobile application, which may be affected by third-party interference beyond our control and as we grow our customer acquisition costs will continue to rise.
Our success depends on our ability to attract consumers to our website and mobile application and convert them into customers in a cost-effective manner. We depend, in large part, on search engines, social media platforms, mobile application stores, content-based online advertising and other online sources for traffic to our website and mobile application.
With respect to search engines, we are included in search results for both paid search listings, where we purchase specific search terms resulting in inclusion of our advertisements, and free search listings, which depend on algorithms used by search engines. For paid search listings, if one or more of the search engines or other online sources on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, we could lose consumers who access our advertisements and traffic to our website could decrease, any of which could have a material adverse effect on our business, financial condition, and results of operations. For free search listings, if search engines on which we rely for algorithmic listings modify their algorithms, our websites may appear less prominently or not at all in search results, which could result in reduced traffic to our websites.
Our ability to maintain and increase the number of consumers directed to our products from digital platforms is not entirely within our control. Search engines, social media platforms and other online sources often revise their algorithms and introduce new advertising products. If one or more of the search engines or other online sources on which we rely for traffic to our website and our mobile application were to modify its general methodology for how it displays our advertisements or keyword search results, resulting in fewer consumers clicking through to our website and our mobile application, our business and operating results are likely to suffer. For example, Apple recently moved to “opt-in” privacy models for mobile applications using its operating system such as ours, requiring consumers to voluntarily choose to receive targeted ads, which may reduce the efficacy of our marketing tracking. In addition, if our online display advertisements are no longer effective or are not able to reach certain customers due to their use of ad-blocking software, our business and operating results could suffer. Furthermore, changes in customer acceptance or usage of our online sources for traffic could adversely impact the effectiveness of our advertising.
Additionally, changes in regulations could limit the ability of search engines and social media platforms, including, but not limited to, Google and Facebook, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. For example, the proposed Designing Accounting Safeguards to Help Broaden Oversight and Regulations on Data (DASHBOARD) Act would mandate annual disclosure to the SEC of the type and “aggregate value” of user data used by harvesting companies, such as, but not limited to, Facebook, Google and Amazon, including how revenue is generated by user data and what measures are taken to protect the data. If the costs of advertising on search engines and social media platforms increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to other channels and our business and operating results could be adversely affected.
Furthermore, because many of our customers access our products through our mobile application, we depend on the Apple App Store to distribute our mobile application. Apple has broad discretion to change its respective terms and conditions, including those relating to the amount of (and requirement to pay) certain fees associated with our use of the Apple App Store, to interpret its respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our ability to distribute our mobile application through its stores, the features we provide and the manner in which we market in-application products. We cannot assure you that Apple will not limit, eliminate or otherwise interfere with the distribution of our mobile application, the features we provide and the manner in which we market our mobile application. To the extent it does so, our business, financial condition, and results of operations could be adversely affected.
As existing social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire consumers and our financial condition may suffer. Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have an adverse effect on our business, financial condition, results of operations and prospects.
Any failure by us, our brand partners, or our third-party manufacturers to comply with our vendor code of conduct, product safety, labor, or other laws, or to provide safe factory conditions for their workers, may damage our reputation and brand, and harm our business.
Our standard vendor terms and conditions, vendor code of conduct, and other policies require our brand partners to comply with applicable laws and certain business standards. The failure of these partners to comply with our vendor code of conduct or applicable laws and regulations could damage our reputation, lead to negative press and/or customer sentiment, or result in costly litigation against us.
The products we rent or sell to our customers is subject to regulation by the Federal Consumer Product Safety Commission, the Federal Trade Commission, and similar state and international regulatory authorities. As a result, such products could in the future be subject to mandatory recalls and other remedial actions. Product safety, labeling, and licensing concerns may also result in us voluntarily removing selected products from our assortment. Such recalls or voluntary removal of products can result in, among other things, lost revenue, diverted resources, potential harm to our reputation, and increased customer service costs and legal expenses, which could have a material adverse effect on our operating results.
It is possible that some of the products we rent or sell may expose us to product liability claims and litigation or regulatory action relating to personal injury. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms or at all. In addition, our partners may not have sufficient resources or insurance to satisfy their indemnity and defense obligations to us in connection with product liability claims or regulatory actions.
We may incur significant losses from fraud.
We have in the past incurred and may in the future incur losses from various types of fraud, including claims that a customer did not authorize a purchase, customers who have closed bank accounts or have insufficient funds to satisfy payments, customers who use stolen credit cards to make purchases, customers who fraudulently rented multiple products at once and customers who have failed to return rentals. In addition to the direct costs of such losses, if the fraud is related to credit card transactions and becomes excessive, it could result in us paying higher fees or losing the right to accept credit cards for payment. In addition, under current credit card practices, we are typically liable for fraudulent credit card transactions. We have implemented fraud prevention measures, such as detection tools to identify irregular or high risk customer order patterns, to reduce the risk of fraud. However, our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action, and lead to expenses that could substantially impact our operating results.
If our insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business.
We procure third-party insurance policies to cover various operations-related risks including employment practices liability, workers’ compensation, property and business interruptions, cybersecurity and data security incidents, crime, directors’ and officers’ liability, and general business liabilities. We cannot guarantee that we will continue to receive adequate insurance coverage on favorable terms. Insurance providers may discontinue their coverage or significantly increase the cost of coverage, and we cannot guarantee that we would be able to secure replacement coverage on reasonable terms or at all. In addition, if our insurance carriers change the terms of our policies in a manner not favorable to us, our insurance costs could increase. Further, if the insurance coverage we maintain is not adequate to cover losses that occur, or if we are required to purchase additional insurance for other aspects of our business, we could be liable for significant additional costs. Additionally, if any of our insurance providers becomes insolvent, it would be unable to pay any operations-related claims that we make.
Insurance providers have also raised premiums and deductibles for many businesses, including ours, and may do so in the future. As a result, our insurance and claims expense could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition, and results of operations could be adversely affected if the cost per claim, premiums, the severity of claims, or the number of claims significantly exceeds our historical experience and coverage limits; we experience a claim in excess of our coverage limits; our insurance providers fail to pay on our insurance claims; we experience a claim for which coverage is not provided; or the number of claims under our deductibles or self-insured retentions differs from historical averages.

Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock and stockholders’ agreement among us and certain stockholders has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on Nasdaq, including our Co-Founders, and their affiliates, which will limit your ability to influence the outcome of important transactions, including a change of control.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the date of automatic conversion described below, when all outstanding shares of Class B common stock and Class A common stock will convert automatically into shares of a single class of common stock. In addition, we and certain stockholders, including our CEO and Co-Founder Jennifer Y. Hyman, entered into a stockholders’ agreement in connection with our IPO with respect to the election of directors. This concentrated control may limit or preclude an investor’s ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that investors may believe are in their best interests.
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon the date that is the earlier of (i) the transfer of such share to a person that is not in the same Permitted Ownership Group (as defined in the Amended Charter) as such Permitted Class B Holder (as defined in the Amended Charter), (ii) November 1, 2028, or (iii) with respect to any shares held by any person in our Co-Founder’s Permitted Ownership Group, (A) such time as a Co-Founder is removed or resigns from the Board of Directors, or otherwise ceases to serve as a director on the Board of Directors, (B) such time as a Co-Founder ceases to be either an employee, officer or consultant, or (C) the date that is 12 months after the death or disability of a Co-Founder.
Our share price may be volatile, and our investors may be unable to sell shares at or above the price they paid for them.
The market price of our Class A common stock is likely to be volatile and could be subject to wide fluctuations in response to the risk factors described in this Quarterly Report, and others beyond our control, including:
•actual or anticipated fluctuations in our revenue or other operating metrics;
•our actual or anticipated operating performance and the operating performance of our competitors;
•changes in the financial projections we provide to the public or our failure to meet these projections;
•the perceived adequacy of our ESG efforts;
•positive or negative publicity;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;
•any major change in our board of directors, management, or key personnel;
•the economy as a whole and market conditions in our industry;
•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of significant innovations, new products, services, features, integrations, or capabilities, acquisitions, strategic investments, partnerships, joint ventures, or capital commitments;

•the legal and regulatory landscape and changes in the application of existing laws or adoption of new laws that impact our business, including changes in e-commerce and tax laws;
•legal and regulatory claims, litigation, or pre-litigation disputes and other proceedings;
•the pace of the COVID-19 pandemic recovery and its impact on our business or the fashion industry and sharing economy generally;
•sales or expected sales of our Class A common stock by us, our officers, directors, principal stockholders, and employees; and
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.
Our investors may not realize any return on their investment in us and may lose some or all of their investment. In addition, stock markets, and the trading of e-commerce companies’ and technology companies’ stocks in particular, have experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner often unrelated to the operating performance of those companies. These fluctuations may be even more pronounced in the trading market for our Class A common stock shortly following the listing of our Class A common stock on Nasdaq as a result of the supply and demand forces described above. In the past, stockholders have instituted securities class action litigation following periods of stock volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and materially adversely affect our business, financial condition and results of operations.
Company insiders have the ability to control or significantly influence all matters submitted to stockholders for approval.
Our executive officers, directors, and greater than 5% stockholders, in the aggregate, beneficially own approximately 63% of our outstanding common stock as of October 31, 2021. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
Our management has broad discretion in the use of our cash resources and may not use them effectively.

Our management has broad discretion in the application of our cash resources, including the proceeds from our IPO, which may include working capital, to fund growth and for other general corporate purposes. We may also use a portion of our cash resources to acquire or make investments in businesses, products, offerings, and technologies. We may also spend or invest these proceeds in a way with which our stockholders disagree. The failure by our management to apply these funds effectively could adversely affect our ability to pursue our growth strategies and expand our business. Pending their use, we may invest these funds in a way that does not produce income or that loses value.
We cannot predict the effect our dual class structure may have on the trading price of our Class A common stock.
We cannot predict whether our dual class structure will result in a lower or more volatile trading price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the dual class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Because of the dual class structure of our common stock, we will likely be excluded from certain indices, and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price of our Class A common stock could be adversely affected.
Our business and financial performance may differ from any projections that we disclose or any information that may be attributed to us by third parties.
From time to time, we may provide guidance regarding our projected business and/or financial performance. However, any such projections involve risks, assumptions, and uncertainties, and our actual results could differ materially from such projections. Factors that could cause or contribute to such differences include, but are not limited to, those identified in these Risk Factors, some or all of which are not predictable or within our control. Other unknown or unpredictable factors also could adversely impact our performance, and we undertake no obligation to update or revise any projections, whether as a result of new information, future events, or otherwise. In addition, various news sources, bloggers, and other publishers often make statements regarding our historical or projected business or financial performance, and you should not rely on any such information even if it is attributed directly or indirectly to us.
Our trading price and trading volume could decline if securities or industry analysts do not publish research about our business, or if they publish unfavorable research.
The trading market for our common stock depends in part on the research and reports that analysts publish about our business. We do not have any control over the content and opinions included in their reports. The trading price of our Class A common stock could decline if one or more equity research analysts downgrade our stock or publish other unfavorable commentary or research. If one or more equity research analysts cease coverage of our company, or fail to regularly publish reports on us, the demand for our Class A common stock could decrease, which in turn could cause our trading price or trading volume to decline.
Future sales of our common stock in the public market could cause our share price to fall.
The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
In the future, we may sell additional Class A common stock, other series of common stock, convertible securities, or other equity securities, including preferred securities, in one or more transactions at prices and in a manner we determine from time to time. We also expect to issue Class A common stock to employees, consultants, and directors pursuant to our equity incentive plans. If we sell Class A common stock, other series of common stock, convertible securities, or other equity securities in subsequent transactions, or Class A common stock or Class B common stock is issued pursuant to equity incentive plans, investors may be materially diluted. New investors in subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our Class A common stock.
In addition, we may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. Additional issuances of our stock will result in dilution to existing holders of our stock. Also, to the extent outstanding stock options to purchase our stock are exercised or RSUs settle, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuance or exercise. Any such issuances could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
Upon the expiration of our lock-up agreement and as restrictions on resale end, the market price of our shares of Class A common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.

We, our executive officers, directors and the holders of substantially all of our outstanding stock prior to our IPO signed lock-up agreements with the underwriters that, subject to certain customary exceptions, restrict the sale of the shares of our common stock and certain other securities held by them for 180 days following the date of our Prospectus. Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Barclays Capital Inc. may, in their sole discretion and at any time without notice, release all or any portion of the shares or securities subject to any such lock-up agreements.
We do not intend to pay dividends for the foreseeable future. Consequently, any gains from an investment in our Class A common stock will likely depend on whether the price of our Class A common stock increases.
We have never declared or paid any cash dividends on our Class A common stock, and we do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business and for general corporate purposes. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors. Furthermore, our ability to pay dividends may also be restricted by the terms of our Amended Temasek Facility or any future debt or preferred equity securities of us or our subsidiaries. Accordingly, you may need to sell your shares of our Class A common stock to realize a return on your investment, and you may not be able to sell your shares at or above the price you paid for them.
Certain provisions in our corporate charter documents and under Delaware law may prevent or hinder attempts by our stockholders to change our management or to acquire a controlling interest in us, and the trading price of our Class A common stock may be lower as a result.
There are provisions in our Amended Charter and Amended Bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control were considered favorable by our stockholders. These anti-takeover provisions include:
•authorization of the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•provide for a dual class common stock structure in which holders of our Class B common stock, which has 20 votes per share, have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class B and Class A common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
•a classified board of directors so that not all members of our board of directors are elected at one time;
•a requirement that our directors may only be removed for cause;
•the ability of our directors to fill all board vacancies, subject to the rights granted pursuant to the stockholders’ agreement;
•a prohibition on stockholder actions by written consent, thereby requiring that all stockholder actions be taken at a meeting of our stockholders;
•advance notice procedures for stockholder director nominees and annual meeting matters (other than the parties to our stockholders; agreement for nominations made pursuant to the terms of the stockholders’ agreement);
•an inability of our stockholders to call special meetings of stockholders;
•the ability of our directors to amend our Amended Bylaws without stockholder consent;

•the requirement of a super-majority to amend some provisions in our Amended Charter and Amended Bylaws; and
•a prohibition on cumulative voting for directors.
Although we have opted out of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), our Amended Charter contains provisions that are similar to Section 203. Specifically, our Amended Charter provides that, subject to certain exceptions, we will not be able to engage in a “business combination” with any “interested stockholder” for three years following the date that the person became an interested stockholder, unless certain requirements are met. A “business combination” includes, among other things, a merger or consolidation involving us and the “interested stockholder” or the sale of more than 10% of our assets or to an interested stockholder. In general, an “interested stockholder” is any entity or person beneficially owning 15% or more of our outstanding voting stock and any affiliates or associates of such entity or person.
Any provision in our Amended Charter, Amended Bylaws, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.
Our Amended Charter designates the Court of Chancery of the State of Delaware and the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our Amended Charter provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising under the Delaware General Corporation Law, our Amended Charter, or our Amended Bylaws (as either may be amended or restated), and any action asserting a claim against us that is governed by the internal affairs doctrine or as to which the Delaware General Corporation Law confers exclusive jurisdiction on the Court of Chancery of the State of Delaware. This provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our Amended Charter further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our Amended Charter. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our Amended Charter to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.
Our Amended Charter provides that the doctrine of “corporate opportunity” does not apply with respect to any directors (or their affiliates) who are not our employees.
Our Amended Charter provides that the doctrine of “corporate opportunity” does not apply with respect to any director (or their respective affiliates) who is not employed by us or our subsidiaries. The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources or information obtained in their corporate capacity for their personal advantage, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers, directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Pursuant to our Amended Charter, to the extent permitted by Delaware law, we renounce any present or expectancy interest that we have in, or right to be offered an opportunity to participate in, specified business opportunities that are from time to time presented to our directors, or their respective affiliates (other than those who are employed by us or our subsidiaries). Any directors, or their respective affiliates, other than those directors, or affiliates who are employed by us or our subsidiaries, have no duty to communicate or present corporate opportunities to us, and have the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any directors, or their respective affiliates (other than those who are employed by us or our subsidiaries). Notwithstanding the foregoing, pursuant to our Amended Charter, we do not renounce our present or expectancy interest in any business opportunity that is expressly offered to a director, executive officer or employee of us or our subsidiaries, solely in his/her capacity as a director, executive officer or employee.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
During the quarter ended October 31, 2021, we issued 150,354 unregistered shares of common stock upon exercise of stock options, for aggregate proceeds of $1.2 million. These shares were issued in reliance on Rule 701 promulgated under the Securities Act or pursuant to Section 4(a)(2) of the Securities Act. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Additionally, on October 29, 2021, we issued 2,421,375 shares of our Class A common stock upon the net exercise of an outstanding warrant to purchase 2,422,529 shares of Class A common stock at the initial public offering price of $21.00 per share. This transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(2) of the Securities Act.

In October 2021, we entered into the Amended Temasek Facility, pursuant to which we issued warrants on October 29, 2021, to the lenders under the Amended Temasek Facility to purchase 394,343 shares of the Company’s Class A common stock at an exercise price of $21 per share. This transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(2) of the Securities Act.
Use of Proceeds

On October 29, 2021, we closed our IPO, in which we issued and sold 17,000,000 shares of our Class A common stock at a public offering price of $21.00 per share, or an aggregate offering price of $357 million. We received net proceeds of $327.1 million after deducting underwriting discounts and commissions and offering expenses. We registered 19,550,000 shares of Class A common stock at a public offering price of $21.00 per share, or an aggregate offering price of $410.6 million, pursuant to a registration statement on Form S-1 (File No. 333-260027, as supplemented by File No. 333-260518), as amended (the “Registration Statement”) that was declared effective by the SEC on October 26, 2021. Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Barclays Capital Inc. acted as representatives of the underwriters for the offering. The offering terminated after the sale of 17,000,000 shares of Class A common stock and the expiration of the underwriters’ option to purchase an additional 2,550,000 shares of Class A common stock pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The Company used a portion of the net proceeds received by the Company in the IPO to repay all amounts outstanding under its Ares Facility and to repay $60.0 million of outstanding loans under the Temasek Facility. There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus.

Item 3. Defaults Upon Senior Securities Item
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
(a)Exhibits.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing date

3.1	Amended & Restated Certificate of Incorporation	8-K	001-40958	3.1	10/29/2021

3.2	Amended & Restated Bylaws	8-K	001-40958	3.2	10/29/2021

4.1	Specimen Class A common stock certificate	S-1	333-260027	4.1	10/04/2021
4.2	Eighth Amended and Restated Investors’ Rights Agreement, or the IRA, by and among the Registrant and certain of its stockholders, dated April 30, 2020, as amended by that amendment No. 1 to the IRA, dated October 26, 2020 and that amendment No. 2 to the IRA, dated April 30, 2021	S-1	333-260027	4.2	10/04/2021
10.1	2021 Incentive Award Plan	S-1/A	333-260027	10.9	10/18/2021

10.2	Form of Stock Option Agreement (2021 Plan)	S-1/A	333-260027	10.10	10/18/2021

10.3	Form of Restricted Stock Unit Agreement (2021 Plan)	S-1/A	333-260027	10.11	10/18/2021

10.4	Form of Restricted Stock Unit Agreement (2021 Plan) (Mandatory Sell-to-Cover Election)	S-1/A	333-260027	10.12	10/18/2021

10.5	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1/A	333-260027	10.1	10/18/2021

10.6	Non-Employee Director Compensation Program	S-1/A	333-260027	10.13	10/18/2021

10.7	2021 Employee Stock Purchase Plan	S-1/A	333-260027	10.14	10/18/2021

10.8	Executive Severance Plan	S-1/A	333-260027	10.19	10/18/2021
10.9	Amended and Restated Executive Severance Plan					*
10.1	Amended and Restated Employment Agreement, by and between the Registrant and Jennifer Y. Hyman, dated October 5, 2021	S-1/A	333-260027	10.15	10/18/2021
10.11	Seventh Amendment to the Credit Agreement dated as of July 23, 2018, dated as of October 18, 2021 (as previously amended on December 21, 2018, April 24, 2019, November 26, 2019, June 2, 2020, August 18, 2020, and October 26, 2020), and as may be further amended, restated, supplemented or otherwise modified in accordance with the terms thereof), by and among the Registrant, the lenders from time to time party thereto and Double Helix Pte Ltd, as administrative agent.	S-1/A	333-260027	10.20	10/18/2021
10.12	Stockholders Agreement, dated October 29, 2021, by and among the Registrant, Jennifer Y. Hyman, entities affiliated with Bain Capital Ventures and entities affiliated with Highland Capital Partners and certain related parties	8-K	001-40958	10.1	10/29/2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENT THE RUNWAY, INC.

Date:December 10, 2021	By:	/s/ Scarlett O’Sullivan
Scarlett O’Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)