Form 10-K
period 2022-01-31
Rent the Runway, Inc.
filed 2022-04-14
CIK 1468327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________
Commission file number 001-40958
____________________________
RENT THE RUNWAY, INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0376379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Jay Street Brooklyn, New York 11201	11201
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (212) 524-6860
____________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	RENT	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No  ☒

4

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No ☒
The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The registrant had outstanding 60,893,680 shares of Class A common stock and 3,035,822 shares of Class B common stock as of April 11, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended January 31, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K.

5

Unless the context otherwise requires, we use the terms the “Company,” “RTR,” “Rent the Runway,” “we,” “us” and “our” in this Annual Report on Form 10-K, or Annual Report, to refer to Rent the Runway, Inc. and, where appropriate, our consolidated subsidiaries.
1

Risk Factor Summary
Investing in our Class A common stock involves numerous risks, including the risks described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks before making an investment. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
•We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses in a timely manner, identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations, our ability to comply with applicable laws and regulations and our access to the capital markets to be impaired.
•Our business is subject to a large number of U.S. and non-U.S. laws and regulations, many of which are evolving.
•We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets, and we could face criminal liability and other serious consequences for violations, which could harm our business.
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
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on Nasdaq, including our Co-Founders, and their affiliates, which will limit the ability to influence the outcome of important transactions, including a change of control.
•Our share price may be volatile, and investors may be unable to sell their shares at or above the price they purchased them.
If we are unable to adequately address these and other risks we face, our business may be harmed.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, share-based compensation, business strategy and initiatives, plans, our Impact Strategy and related goals, market growth and our objectives for future operations.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report for the year ended January 31, 2022. The forward-looking statements in this Annual Report are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report and have filed as exhibits to this Annual Report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report, whether as a result of any new information, future events or otherwise.

FISCAL YEAR

In this Annual Report on Form 10-K, references to “fiscal year 2022” refer to the fiscal year ending January 31, 2023, references to “fiscal year 2021” refer to the fiscal year ended January 31, 2022, references to “fiscal year 2020” refer to the fiscal year ended January 31, 2021 and references to “fiscal year 2019” refer to the fiscal year ended January 31, 2020.

Part I
Item 1. Business
Overview
Our mission is to power women to feel their best every day.

Since our founding in November 2009, we have built the world’s first and largest shared designer closet with over 19,000 styles by over 780 brand partners. We give customers access to our “unlimited closet” through our Subscription offering or the ability to rent a-la-carte through our reserve offering (“Reserve”). We also give our subscribers and customers the ability to buy our products through our Resale offering. Our Closet in the Cloud offers a wide assortment of items for every occasion, from evening wear and accessories to ready-to-wear, workwear, denim, casual, maternity, outerwear, blouses, knitwear, loungewear, jewelry, handbags, activewear, ski wear, home goods and kidswear. We have served over 2.5 million lifetime customers across all of our offerings and we had 159,544 total subscribers (active and paused) as of January 31, 2022. In fiscal year 2021, 84% of our total revenue was generated by subscribers, compared to 89% in fiscal year 2020.

We have created a two-sided discovery engine: customers are finding new brands they love and brand partners are finding new customers they need. For customers, we unlock freedom of self-expression through access to our “Unlimited Closet” that has a constantly rotating supply of styles for all occasions, seasons, moods and price points. This leads to deep engagement with our platform as customers discover new brands they love. Brand partners are able to tap into our large, engaged community to discover new customers and get unparalleled data insights. All of this helps them grow their businesses and encourages them to partner more closely with us over time.

When our customers use Rent the Runway, they experience the magic of accessing an “Unlimited Closet” while saving money and time and reducing clothing waste. We deliver significant financial value to customers, with our average subscriber wearing clothes worth more than 20 times what she pays for a monthly RTR subscription on an annualized basis (more than $40,000 in designer retail value in fiscal year 20211). We have become an everyday utility; our average subscriber wears Rent the Runway around 80 days per year.

Our tremendous selection is enabled by our designer brand partnerships. We source our products directly from our brand partners that include many of the most renowned and relevant names in the fashion industry. The transformative nature of our customer value proposition means our customers are typically younger and different from other audiences our brands are exposed to. According to our June 2021 Rent the Runway Brand Survey, approximately 91% of our brand partners work with us because we introduce them to new, desirable customers and deepen awareness of their brands. Over the last 12 years, we have fostered strong relationships with and have retained nearly 100% of our brand partners. Our Closet in the Cloud connects our deeply engaged customers and our differentiated brand partners on a powerful platform built around our brand, data, logistics and technology advantages.

•Brand Partner Advantage. Our assortment contains thousands of new, current season styles that luxury competitors simultaneously carry - all available for subscription, Reserve, and Resale at much lower prices. We believe our engaged and loyal customer base paired with the data that we provide to our brand partners makes us an essential destination for many of the world’s most important brands. In addition, as of June 2021, 67% of our brand partners believe that RTR is an important part of their business’s sustainability strategy. As we have grown, our commercial relationships with our brand partners have evolved towards more capital efficient forms of rental product acquisition.
•Data Advantage. We capture a vast amount of unique, actionable data on our customers and products. We leverage this data to create benefits for our customers (deep personalization of styles and fit), brand partners (understanding of customer demand patterns and garment lifecycle) and our business (higher subscriber lifetime value and better product return on investment).
1 We calculate designer retail values using original retail and/or comparable value prices. An original retail price is the price at which the manufacturer suggested that retailers in the marketplace, including department stores and specialty retailers, sell the item in new condition. A comparable value price is used for our Exclusive Designs and is based on an evaluation of prices for new comparable merchandise sold elsewhere in the marketplace.

•Technology and Logistics Advantage. We have developed a proprietary operating system for the sharing economy of physical goods that pairs proprietary intelligent software with differentiated infrastructure and hardware. Our expertise in vertically integrated just-in-time reverse logistics and garment science allows us to achieve multi-year monetization on our garments. We have also built a custom front-end platform that supports all of our offerings in one easy experience for the customer.

How It Works

We offer customers three ways to access our closet: monthly subscription, a-la-carte rentals or “Reserve” and purchasing through our Resale offering.

Subscription

Pick a Plan. When customers subscribe, they select from a menu of entry plans. Each plan starts with four items, or “spots,” per shipment, and varies based on how often the subscriber wishes to receive new shipments, each a “swap.” Today, the majority of our subscribers onboard into plans that offer one, two or four shipments per month for $94, $144 or $235 per month, respectively.

Customize. Subscribers can customize their plans to adapt to their changing lifestyles, needs and budgets by adding or removing spots for $27 or $31 per item per month and shipments for $39 - $50 per shipment per month, as they see fit.

Choose Items. After picking a plan, subscribers browse our broad assortment of items to build their first shipment.

Wear, Repeat. When subscribers place an order, we aim to deliver their order within two days of shipping from our fulfillment centers in our patented, reusable garment bags, cleaned and ready to wear.

Subscribers wear items for as long as they would like and choose to return some or all of their items with each new shipment. When subscribers select the items they want to return on our app, we allow them to immediately start building their next shipment, maximizing their time with items at home. Our subscribers typically visit our app five times per week.

Subscribers are asked to give us real-time feedback on the size, fit and quality of the items they rent. The structured data we collect through our “happiness survey” allows us to both improve her experience as well as optimize our care and therefore return on investment of the items returned. Once subscribers confirm their new shipment, they return their items to the nearest preferred shipping partner location or any Rent the Runway drop-off point in RTR’s reusable garment bag. In select markets, subscribers also have the option to schedule an at-home pick-up. To maximize convenience, all shipments arrive with a prepaid return label, allowing subscribers to easily send their rentals back.

Reserve

When customers want to rent items a-la-carte for an upcoming event, they book styles for four or eight days through our Reserve offering. After selecting pieces, they typically select a delivery date one to two days before their event. We provide a free backup size of the customer’s choosing and the option to rent a backup style at a discount. At the end of the four- or eight-day rental period, customers simply return their items in the reusable garment bag using the prepaid shipping label included with their rental. Just like our Subscription offering, we clean and care for items on behalf of our customers when they are returned.

Resale

In addition to renting, customers also shop pre-loved styles from our closet at a discount to retail price, ranging from 10-85% off of designer retail value (which we calculate using original retail and/or comparable value prices). Customers can purchase any styles they love; no subscription is required. Our subscribers have the option to purchase items they already have at home, opening a spot in their next shipment. Prices for our resale items are dynamically calculated by our pricing algorithm which takes in data on rental history, customer trends and the impact of removing an item from rental circulation to optimize for lifetime return on investment on each product.

Our Customer Value Proposition

Through our platform, we have helped over 2.5 million lifetime customers discover the transformative power of utilizing our Closet in the Cloud across all of our offerings. Our customer base is diverse and spans age, household income distribution and U.S. geography.

Subscribers are customers who have ongoing access to our Closet in the Cloud via our monthly Subscription offering. The portion of our customers who are subscribers accounted for 84% of our revenue in fiscal year 2021. As of January 31, 2022, we had 115,240 Active Subscribers on Rent the Runway and 159,544 total subscribers including paused subscribers. Many of our subscribers started as customers in Reserve and Resale and we continue to see activation from Reserve and Resale customers into subscribers for many years.

•Variety and Discovery. With over 19,000 styles across over 780 brands in our Closet in the Cloud, Rent the Runway gives customers the ability to always wear something new to them and inspires customers to expand their fashion tastes without risk of buyer’s remorse.
•Value. Rent the Runway makes thousands of designer styles accessible through our Subscription offering for a flat monthly price or through our Reserve offering on a per item basis. We deliver significant financial value to customers, with our average subscriber wearing clothes worth more than 20 times what she pays for a monthly RTR subscription on an annualized basis.
•Self-Confidence. According to our April 2021 Subscriber Survey, 83% of our subscribers say RTR makes them the most confident version of themselves at work or in social settings. Because there is no commitment to keep an item rented from RTR, we fuel greater self-expression for our customers.
•Personalization and Convenience. We use our rich customer data to create a personalized storefront for customers based on their style preferences, browsing history and past rentals. Our understanding of our customer improves with each interaction, and we use our personalization algorithm to provide personalized size recommendations to each customer at the item level. By showing customers designs they will love and items that are likely to fit, we continue to drive strong loyalty and monetization.
•Customer Experience and Community. Our customers are deeply engaged, as evidenced by the 24.5 million customer reviews submitted through January 2022. Our customers use the millions of reviews posted by our community to make smarter choices and feel good about their selections. As our community has grown, Rent the Runway has also benefited from powerful virality and word-of-mouth marketing. 81% of subscribers have shared RTR with at least five people; 32% have shared with over 20 people and 78% of our customers posted themselves wearing Rent the Runway on social media, as indicated by our April 2021 Subscriber Survey.
•Sustainability. Renting on the RTR platform results in net environmental savings across water, energy and carbon emissions when compared to purchasing new garments even when accounting for two-way shipping, cleaning and other operations.2 See “Our ESG (Environmental, Social, and Governance) Impact Strategy” below for additional detail. Our business model aims for customers to substitute purchases with rentals and we have been successful in doing so, as 83% of our subscribers have bought less fast fashion since using RTR and 89% buy fewer clothes than they used to prior to joining RTR, as indicated by our April 2021 Subscriber Survey.

2 According to the Life Cycle Assessment Study (the “LCA Study”) we commissioned in 2021 with Green Story and SgT, third-party consultants specializing in apparel life cycle assessments.

Our Unique Brand Partner Approach

We acquire our products through three channels: Wholesale, Share by RTR and Exclusive Designs. The portion of our products sourced through Share by RTR and Exclusive Designs - our more capital-efficient sources - has grown from approximately 26% in fiscal year 2019 to approximately 55% in fiscal year 2021. We procure virtually 100% of our products directly from or in collaboration with brand partners and our business model has been built on shared success with brands. As they deepen their relationship with us, they get access to more data and more customers. Our partnerships with brands have created a significant product and cost advantage. Because we source directly from brands, we can control our assortment and acquire styles in the volumes and sizes we want, we have access to current season items and all of our items are guaranteed authentic without the cost or infrastructure of traditional authentication platforms.

Wholesale
Wholesale includes products we acquire directly from our brand partners, typically at a discount to wholesale price based on our scale. We have observed that the original retail prices set by the brands are often at a 2.5x mark-up to the wholesale price. As we continue to expand our selection and grow the share of our assortment acquired from a designer, we benefit from greater discounts on product acquisition. Wholesale represented 45% of our product acquisition in fiscal year 2021.

Share by RTR
Through Share by RTR, we acquire items directly from brand partners on consignment, at zero to low upfront cost and revenue share with our brands each time an item is rented. Brands also pay us a logistics expense for each rental. If a piece is in greater demand, it will drive higher revenue, which could result in brands earning more on the item than if it had been sold through Wholesale. Share by RTR aligns incentives between brands and RTR and alleviates product risk as it is largely a pay-for-performance model. Share by RTR represented 33% of our product acquisition in fiscal year 2021. Increases (or decreases) in the proportion of total items acquired via Share by RTR as well as the usage of Share by RTR items will increase (or decrease) variable expenses recorded in the rental product depreciation and revenue share line item on our consolidated statement of operations. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Product Acquisition Strategy.”

Exclusive Designs
We leverage our data to create highly desirable Exclusive Designs in collaboration with select brand partners that we manufacture through third-party partners to be more durable and at approximately 50% lower cost than wholesale. We provide a data blueprint to brands and, based on this data, they design new collections for us that carry their brand name.

Our Exclusive Designs collections enable our brand partners to innovate their businesses and enter into new product lines at reduced cost to them. All of the styles are exclusive to RTR for a period of time, after which brands may monetize these exclusive designs through other channels, typically subject to a royalty fee payment to Rent the Runway, which we have not begun to earn to date. Increases (or decreases) in the proportion of total items acquired via Exclusive Designs as well as the usage of Exclusive Designs items may increase (or decrease) variable expenses recorded in the rental product depreciation and revenue share line item on our consolidated statement of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Business Model—Our Product Acquisition Strategy.” We also have a small number of products bearing our trademarks, which are non-exclusive designs produced by third party partners at a significantly lower average cost than Wholesale to strategically fill assortment gaps, or our owned brands. Exclusive Designs accounted for 22% of our product acquisition in fiscal year 2021.

Rent the Runway Virality and Marketing Strategy

Our brand and deeply engaged consumer base have allowed us to acquire customers efficiently. Since our founding, we have spent less than 10% of total revenue on marketing, and our growth has been mostly organic. Over 80% of our customers over the last 12 years have been acquired organically. As of January 2022, we have had over three trillion earned media impressions since 2018. As we have scaled, we have seen the value of the Rent the Runway brand grow and increasingly become a significant point of differentiation with consumers and brand partners. We have an opportunity to continue to increase brand awareness and as of June 2021, our unaided brand awareness was 20% among U.S. women ages 18 - 45 with a household income of $50,000 or more.

Many of our customers share a love of the Rent the Runway experience and value proposition, which starts conversations both online and offline and leads to word of mouth adoption. Because of how customers use Rent the Runway, renting bold dynamic pieces, our clothing becomes a visual billboard and advertisement for our platform. When women wear Rent the Runway, they feel confident and often want to share their experience on social media and in their personal lives, which drives brand awareness. This means that when our customers are wearing RTR and someone compliments them or asks about what they are wearing, 96% of our customers share that it’s Rent the Runway as opposed to the designer brand name. The majority of our subscribers have posted themselves wearing RTR on their social media over five times. Renting from us is an inherently social behavior: 86% of our subscribers rent along with a friend or colleague. Our high level of continued organic growth has also been driven by the strong press coverage that we have generated.

While a majority of our new customers have historically come to Rent the Runway organically, we view paid marketing as a way to supplement our organic growth. Our paid efforts have included both middle-of-the-funnel prospecting and bottom-of-the-funnel direct response campaigns which also benefit from our top-of-the-funnel brand marketing efforts that drive awareness. To date, our primary channels for paid marketing have been focused on social media marketing, influencers and our brand ambassadors, programmatic directed spend and affiliate marketing.

Our Data Advantage

One of our significant differentiators is the vast amount of quality, actionable data that we are able to collect on our customers and our products. We leverage this data to create benefits for our customers, our brand partners and our business.

We capture more than 5,200 unique data points per subscriber per year and up to 27 unique data points per item each time it is rented across four channels including website data, post-wear data, operations data and customer data. We also identify and tag over 70 detailed attributes per style. By mapping our interactions with our products’ inherent attributes, we create a strong feedback loop which allows us to optimize the supply of products in ways we believe that would be difficult for traditional retailers to achieve or replicate. This is one of our biggest competitive advantages.

Our differentiated business model enables us to collect substantially more data than others in our space and we use this data to continuously improve the customer experience. Customers learn that providing data enhances their experience on the platform over time, which enables us to collect even more data from them. This flywheel helps propel the exponential growth of our post-wear, customer and operations data. We use our data to create what we believe are the most relevant assortments and personalized experiences for our customers, which in turn drives loyalty. As we learn more about a customer, our personalized features give us greater ability to direct her towards the items that optimize both customer lifetime value and rental product return on investment for us.

Our data advantage benefits brand partners in numerous ways:

•Understanding the Garment Life Cycle: We help partners grow their business through the data we provide. Product longevity data often help our brands increase the life of their garments, which can support their sustainability goals.
•Understanding Customer Demand: As our customers wear (or don’t wear) and review items, we can assess demand due to our robust attribution of products (over 70 attributes) paired with customer interaction data. This data highlights growth opportunities for brands as well as areas for improvement.

Our data also allows us to continually optimize the return on investment on products and customer lifetime value, which are dependent on the following inputs, all of which continuously improve as our business scales.

•Scientific Product Acquisition: Our data provides a comprehensive picture of our products by bringing together customer feedback, operations data and inherent product attributes. Our analytics teams utilize this data to optimize the styles we need and the quantity per style.
•Price Optimization: Our dynamic pricing algorithm optimizes how our products are consumed across Subscription, Reserve rentals and Resale by taking into account demand signals and the expected useful life and turns of each item. We have the flexibility to optimize prices for revenue, gross margin and product return on investment based on the business needs.
•Lower Cost Product: We leverage our data to create highly desirable Exclusive Designs in collaboration with our brand partners that we manufacture to be more durable at significantly lower cost.
•Longer Product Life: Our feedback to brands helps us customize for higher longevity of our products - we understand how to clean and care for garments to maximize multi-year monetization and incremental turns per unit.

Data Science Capabilities and Algorithms
Data is the fabric of Rent the Runway and powers our technology, logistics and data science efforts across all parts of our business, from recommender systems to pricing algorithms and forecasting. Experimentation and algorithm development are deeply embedded in all parts of our business. We have created 40+ data science algorithms that help us continuously achieve better outcomes for the business including in two of our biggest levers: customer lifetime value and product monetization. As our data sets grow, our algorithms become more powerful and gain leverage.

Some of our most impactful proprietary algorithms include:

•Deep 1:1 Personalization: For each customer and item, we compute several scores that measure the affinity of item and customer through factorization machines and deep learning. We leverage these personalization scores across the business to: rank products on our subscriber personalized storefront and in search results, recommend a specific size within a style on product pages, compute general product relevance at the subscriber level and inform product acquisition, inform sizing of new apparel designs with our brand partners and more.
•Retention Predictive Model: We leverage a retention predictive model to understand the relative importance of more than 200 drivers of loyalty and long-term value, at the single customer level to understand which interventions have the highest probability of improving customer retention. We regularly leverage this data to experiment with different approaches to retain customers based on this model in a targeted and personalized way.
•Computer Vision for Products: For each style in our assortment, we generate over 2,000 visual style embeddings using deep learning that capture color, pattern shape, sleeve length, etc. We leverage this data as a feature in our recommender systems, to cluster styles to inform product acquisition and provide product attributes in our product catalog amongst other uses.

Our Technology and Logistics Advantage

We have built a cohesive platform that pairs proprietary and third-party intelligent software with differentiated infrastructure and hardware all tailored to the sharing economy of physical goods. Our proprietary software leverages our vast and unique dataset to optimize key outcomes for RTR.

Proprietary Software and Systems
Because our product offering is highly innovative, we have purpose-built a technology stack to support three key areas of our business:

•2-Way e-commerce
•Rental Reverse Logistics
•Merchandising & Products Control

2-Way e-commerce
We have a 2-way relationship with our customers — in that nearly every item is returned and the customer provides feedback. We have built a custom frontend platform that supports Subscription, Reserve and Resale in one easy experience for the customer. This allows us to optimize the product offering for the customer based on her needs.

Rental Reverse Logistics
We designed our patented technology to support the processes in our fulfillment centers and ensure that we can process orders efficiently and extend the useful life of our products.

•Garment Science:
◦Cleaning Intelligence: We have over a decade of data and expertise in optimizing the life of a garment by leveraging different cleaning and care methods.
◦Cleaning Automation: Automation supports dynamic sorting of items into as many as 26 different cleaning programs.
◦Garment Care and Restoration: All units undergo one or more quality audits before being available to rent for the next customer.
•Intelligent Fulfillment Network: Our unified booking engine, the “brain” of our distribution capabilities, dynamically manages decisions such as which fulfillment center to ship a unit from or which transportation type to select to reduce cost. We are therefore able to maintain uptime throughout the year, such as during snowstorms or power outages by moving demand to another facility.
•Optimized Storage: Garments and accessories are stored in multi-story pick modules that utilize both on-hanger and flat pack storage solutions. All items are stored randomly, maximizing the utilization of cubic storage space. Random storage allows for efficient putaway of garments and dynamically created pick paths that save labor cost.
•RFID: We tag each unit and all reusable garment bags with RFID tags, which increases throughput, reduces cost, improves inventory control and enables new forms of automation.
•Fulfillment Efficiency: We have automated various parts of the fulfillment process including picking, order consolidation and packing. Our fulfillment engine dynamically prioritizes customer orders based on promised delivery date, transportation departure schedules and available capacity.
•Transportation Innovation: Convenient places to return rentals are an important part of our customer experience. We have invested in an inbound network that allows our customers to return their items via national returns logistics providers and Rent the Runway-specific return methods, such as physical drop-off points, at-home pickup, and RTR drop-off boxes in retail stores or corporate offices.

Merchandising and Product Control
Our proprietary product catalog system is the backbone of our inventory management. A flexible taxonomy supports myriad types of products which goes well beyond women’s fashion, and allows us to ingest and manage items at the SKU level, functionality that does not typically exist in off-the-shelf inventory management systems. This system uses a combination of manual and dynamic image algorithm driven attribution to assign product attributes per style, making the ingestion of new styles into the Rent the Runway catalog fast and easy without sacrificing valuable data collection. The catalog serves as the starting point for products at RTR, and drives many areas of the Rent the Runway website and operation including quality control, search, navigation, and filtering.

While we have built the majority of our circular platform, we strategically leverage third-party software for commodity functionality where our problems are not unique. These include pieces of the customer experience, customer service tools and enterprise resource planning capabilities.

Logistics Infrastructure
Within our warehouses, we have integrated best-in-class garment care equipment, internally and externally developed software and proprietary cleaning programs to deliver high-end garment processing at massive scale. We have also built large-scale, innovative automation and other processes for garment storage, picking, shipping, receiving and restoration of garments to excellent condition. These processes result in labor and other cost savings, while increasing our total shipment capacity and increasing the total lifetime of products, our biggest asset.

•Strategic Distribution: We have two fulfillment centers, in Arlington, Texas and Secaucus, New Jersey totaling 540,000 square feet. We have the capacity to store more than two million garments and accessories on multiple floors across our fulfillment centers. We aim to deliver industry leading fulfillment promises with a goal of delivering orders within two business days in most markets.
•Garment Care Hardware: Our facilities are equipped with a curated set of over 430 pieces of digitally integrated garment care hardware including wet cleaning, dry cleaning and spray cleaning machines; dryers, steam tunnels, pressers, spotting boards, auto-baggers and commercial sewing machines.
•Processing: Garments flow through the facility on both rail and belt-driven conveyance guided by RFID tags linked to a massive array of cleaning instructions set by our proprietary operating system. A variety of item types are sorted based on cleaning, storage and repair methods. After discrete processing, they fall back into continuous flow and random storage, which drives labor efficiency and maximizes use of physical space.
•Proven Scalability: Our infrastructure is highly scalable and we expect our weekly processing capacity to increase over time. We believe that the process improvements we have made enable us to expand our capacity to handle over 4x our active subscriber count at the end of fiscal year 2021 in our two current facilities with minimal investment.
•Transportation Management: We partner with a wide variety of national, regional and local last mile service providers in order to close the loop between our fulfillment centers and our customers. Our transportation management system allows us to rate shop across these providers and opt into the best shipping method based upon cost and capacity.

Our ESG (Environmental, Social, and Governance) Impact Strategy

Our mission has remained the same since our founding: powering women to feel their best every day. We believe our platform is powering a new frontier for fashion, one in which women buy less and wear more, disrupting a centuries old industry and contributing to a more sustainable future.

We believe that shared access to fashion has the power to curb the negative environmental and social impacts that stem from excess related to the fashion industry. Driving positive impact is core to our business model: buying less and wearing more. As such, we are focused on expanding and deepening our positive impact, both from within our business as well as through engagement with a wider ecosystem of partners who play critical roles in driving change.

We believe our Impact Strategy is a holistic approach to tackling pressing environmental and social issues, while advancing and complementing our business strategy. We have specific and measurable short-term goals to tackle pressing environmental and social issues that we believe we – as a rental subscription model – are uniquely equipped to address.

We plan to report against the following goals annually, starting with our Form 10-K for fiscal year 2022.

Ambition 1: Harness the power of our business model to set the standard for sustainable fashion.

Priority 1: Reduce carbon emissions from our business so that we operate with net zero emissions by 2040
•Displace the need for new production of 500,000 garments by fiscal year end 2026.
•Power our owned and operated facilities (stores, offices, and warehouses) with 100% renewable electricity by fiscal year end 2026.
•Quantify our supply chain emissions (i.e. Scope 3 baseline) by fiscal year end 2024.
•Sustainably source 50% of key materials - cotton and polyester - we use for Exclusive Designs by fiscal year end 2026.

Priority 2: Minimize waste from our business
•Divert 90% of waste from our warehouse operations from landfill by fiscal year end 2026.
•Eliminate unnecessary single use plastic packaging to customers and only utilize reusable, compostable or 100% recycled content for necessary plastic packaging to customers by fiscal year end 2023.

Ambition 2: Create a culture and cultivate a community where all people are inspired, empowered and thrive.

Priority 1: Ensure our workforce remains diverse and for leadership to reflect the population of individual contributors
•Maintain on average 40% representation of racial and ethnic minorities3 for the US corporate workforce through fiscal year end 2026.
•Maintain on average 50% representation of individuals identifying as women and non-binary in the US workforce through fiscal year end 2026.
•Double representation of LatinX leadership in the new hire classes at our Secaucus warehouse by fiscal year end 2026.
•Double representation of Black and LatinX leadership in new hire classes at our Dallas warehouse by fiscal year end 2026.

Priority 2: Use our platform to support and amplify diversity in fashion
•$10 million cumulative spend with Black designers between fiscal year 2022 and fiscal year end 2026.
•Ensure at least 40% representation of racial and ethnic minorities in our marketing materials and imagery by fiscal year end 2026.

Our Impact Strategy is not the start of our ESG efforts; we believe that we have a strong track record of programs and initiatives that have yielded notable accomplishments, including:

Environmental
•In 2021, we commissioned a Life Cycle Assessment to understand the environmental impact of our platform, which confirmed that renting from RTR results in net environmental savings compared to purchasing new clothing. We estimate, on a weighted average basis per rental garment, a net:
◦24% reduction in water usage,
◦6% reduction in kWh of energy usage, and
◦3% reduction in pounds of CO2 emissions.4
3 American Indian or Alaskan Native, Asian, Black or African American, Hispanic/Latino, Native Hawaiian or other Pacific Islander, Middle Eastern or North African, or two or more races. While we recognize that these racial and ethnic categories do not reflect the complexities of an individual's identity nor do they acknowledge the systemic and historical exclusion of these communities, we use these categories for reporting as required by the U.S. Equal Opportunity Commission.
4 Percentage of savings are based on (a) the calculation of individual environmental impact of each category as presented in the LCA Study, weighted by (b) the percentage of estimated total wears for each of the 12 categories, as measured from 2010 through 2021.

•Our rental model displaced the need for production of 1.3 million estimated new garments over the past decade.5
•As of June 2021, RTR performed 4.1 million garment repairs to extend the useful life of our rental garments, and diverted 1.1 million decommissioned rental items from going into a landfill via resale, donation or recycling.
•RTR launched our patented garment bag in 2014, setting a new standard for reusable packaging.

Social
•RTR equalized leave benefits across all hourly and salaried U.S. employees on our corporate, customer experience and warehouse teams in 2018.
•RTR has invested more than $1 million to support Black-owned businesses since June 2020.
•RTR increased the penetration of racial and ethnic minority designers featured on our platform from 4% of brands in the fall of 2020 to 10% in spring 2021. Furthermore, we increased the representation of racial and ethnic minority models featured on our platform from 40% in fiscal year 2019 to 54% in fiscal year 2020.
•RTR has prioritized diversity, equity, and inclusion in our U.S. employee population, and as of June 2021:
◦70% of employees identify as women and 57% of our employees identify as a racial and ethnic minority;
◦75% of the members of our executive team identify as women and 50% identify as a racial and ethnic minority; and
◦55% of our senior leadership identify as women and 45% identify as a racial and ethnic minority.
•55% of RTR’s Board of Directors identify as women.

The Nominating and ESG Committee of the Board of Directors oversees our ESG strategy and progress and receives regular updates from management. Our President and Chief Operating Officer directs the development and implementation of our sustainability strategy and initiatives and is supported by our Senior Director of Sustainability, who manages the program.

Seasonality

Historically, our business has been subject to seasonal fluctuation. We typically realize a higher portion of revenue from our Reserve rentals during our third and fourth fiscal quarter as a result of increased wedding and holiday events. However, in 2020 and 2021 we saw fewer large-scale holiday and special events due to the COVID-19 pandemic. For Subscription, we typically acquire the highest number of subscribers in March through May and September through November, as these are the times customers naturally think about changing over their wardrobes. We generally see a higher rate of subscribers pause in the summer, and in mid-December through the end of January.

We also experience seasonality in the timing of expenses and capital outlays. Transportation expense, and therefore fulfillment cost, is typically highest in the fiscal fourth quarter, given higher service levels and competition during holidays. Our most significant product capital expenditures typically occur in the first fiscal quarter and the third fiscal quarter, when we acquire product for the upcoming fall and spring seasons, though impact on cash is dependent on timing of receipt of product.

5 Displacement by category was calculated by the total amount of wears of RTR products (or “Rental Wears”), then estimating how many garments otherwise would have been bought and worn in the traditional manner (which is not a rental model, known here as “Linear Wears”) had the RTR Rental Wears not taken place. Specifically, this displacement is calculated by (Rental Wears - Linear Wears) / Linear Wears. The displacement per category was then multiplied by the estimated number of units across all product categories from 2010 to 2021. Environmental savings are based on results of the LCA Study and specifically the net upstream production impact across 12 product categories assessed in the LCA Study: blouses, sweaters, skirts, jeans, pants, jumpsuits, daytime dresses, maxi dresses, gowns, cocktail dresses, jackets and coats. These categories represented approximately 85% of our 2019 product assortment. Examples of categories not included in our calculations include accessories and home goods. These savings calculations reflect the difference between the rental model and the full environmental cost of purchasing under the linear model, while the savings referenced below under “Environmental Savings”, reflect the difference in environmental savings between purchasing under a rental model as opposed to a linear model.

Competition

The fashion industry is highly fragmented and competitive. Our competitors include other fashion rental companies and also a range of traditional and online retail and resale fashion companies. Our ability to remain competitive depends on the continued shift from an ownership to an access model. While other competitors may change their business models and endeavor to expand into the rental and resale space, online fashion rental and resale presents unique operational and technical challenges.

We compete primarily on the basis of brand recognition, customer and brand partner experience, product mix and quality, quality of our e-commerce experiences and services and price. Additionally, we experience competition for consumer discretionary spending from other product and experiential categories. We believe we are able to compete effectively because there are numerous trends in our favor that support the continued growth and success of online fashion rental. For example, key trends include consumers prioritizing access over ownership, consumers increasingly seeking variety and newness, growth in online shopping, an increasingly female workforce, and consumers valuing sustainability as it relates to fashion choices. See the section of Part I, Item 1A titled “Risk Factors — Risks Relating To Our Business and Industry — The global fashion industry is highly competitive and rapidly changing, and we may not be able to compete effectively.”

Government Regulation

We are subject to a wide variety of complex laws and regulations in the United States and other jurisdictions in which we operate. The laws and regulations govern many issues related to our business practices, including those regarding consumer protection, worker classification, wage and hour, sick pay and leaves of absence, anti-discrimination and harassment, whistleblower protections, background checks, privacy, data security, intellectual property, health and safety, environmental, competition, fees and payments, pricing, product liability and disclosures, property damage, communications, employee benefits, taxation, unionization and collective bargaining, contracts, arbitration agreements, class action waivers, terms of service, and accessibility of our mobile app or website.

These laws and regulations are constantly evolving and may be interpreted, applied, created, superseded, or amended in a manner that could harm our business. These changes may occur immediately or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies. As we expand our business into new markets or introduce new features or offerings into existing markets, regulatory bodies or courts may claim that we are subject to additional requirements, or that we are prohibited from conducting business in certain jurisdictions.

Additionally, because we receive, use, store, transmit, and disclose personal data relating to customers on our platform, we are subject to numerous laws and regulations in the United States and other countries where we do business, as well as industry standards, relating to privacy, data security and data protection, direct marketing, and online advertising. Such laws, regulations, and industry standards include, but are not limited to, Section 5(a) of the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991 and all regulations promulgated thereunder, the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020, the California Online Privacy Protection Act, and the Payment Card Industry (“PCI”) Data Security Standard.

See Part I, Item 1A, “Risk Factors — Risks Related to Our Legal and Regulatory Environment” for additional information about the laws and regulations we are subject to and the risks to our business associated with such laws and regulations.

Intellectual Property

Our intellectual property is an important component of our business. We rely on a combination of trademarks, copyrights, patents, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements, employee non-disclosure and invention assignment agreements, and other legal and contractual rights, and policies and procedures, to establish and protect our proprietary rights.

As of January 31, 2022, we had five issued patents in the United States that expire between 2031 and 2038, no allowed patent applications in the United States, and one patent application (including active PCT applications) pending in the United States and globally. While we believe our patents and patent applications in the aggregate enhance our competitive position, no single patent or patent application is material to us as a whole.

We register our brand names and product names, taglines and logos in the United States to the extent we determine appropriate and cost-effective. As of January 31, 2022, we had a total of 26 registered trademarks in the United States and 49 registered trademarks in non-U.S. jurisdictions. As of January 31, 2022, we had also registered a total of 11 copyrights. We also register domain names for certain websites that we use in our business, such as www.renttherunway.com, as well as similar variations to protect our brands and marks from cybersquatters.

We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners. It is our practice to enter into confidentiality and invention assignment agreements (or similar agreements) with our employees, consultants, and contractors involved in the development of intellectual property on our behalf. We also enter into confidentiality agreements with other third parties in order to limit access to, and disclosure and use of, our confidential information and proprietary information. We further control the use of our proprietary technology and intellectual property through provisions in our terms of service. We intend to pursue additional actions to establish and protect our intellectual property rights to the extent we believe it would be beneficial and cost effective.

Employees and Human Capital Resources

As of January 31, 2022, we had a total of 958 full-time employees and 138 part-time employees in the United States and Ireland. As of January 31, 2022, our technology team consisted of 206 employees, across engineering, data analytics, IT, product, software quality assurance, user experience and design, including a team of 55 in Galway, Ireland, primarily in engineering and data analytics. None of our employees are represented by a labor union or covered by collective bargaining agreements and we have not experienced any work stoppages.

We strive to make Rent the Runway a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation and benefits programs. Our culture is underpinned by our Core Values, including that we are all Founders of Rent the Runway, and we all Dream BIG and go after it, adapt and learn from everything we do and debating, honest conversations and collaborating make the company stronger.

See “Our ESG (Environmental, Social and Governance) Impact Strategy” for more information about our values, goals and human capital measures and objectives.

Corporate Information

We were incorporated as Rent the Runway, Inc. in Delaware on March 3, 2009. We completed our initial public offering (“IPO”) in October 2021. For additional information regarding reclassification of our stockholder equity in connection with our IPO, see Note 2 - Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. Our Class A common stock trades on The Nasdaq Global Select Market (“Nasdaq”) under the symbol RENT. Our principal executive offices are located at 10 Jay Street, Brooklyn, New York 11201 and our website address is www.renttherunway.com.

We provide free access to various reports that we file with, or furnish to, the United States Securities and Exchange Commission (the “SEC”) through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can also be accessed through the SEC's website at www.sec.gov. Also available on our website are printable versions of our Code of Conduct, Corporate Governance Guidelines and charters of the standing committees of our board of directors.

Our Code of Conduct applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. A copy of the code is available on our Investor Relations website at investors.renttherunway.com in the “Governance” section. In addition, we intend to post on our website all disclosures that are required by law or by Nasdaq rules concerning any amendments to, or waivers from, any provision of our Code of Conduct.

Information on our website does not constitute part of this Annual Report on Form 10-K or any other report we file or furnish with the SEC.

Item 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes appearing elsewhere in this filing, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In addition, the impacts of the COVID-19 pandemic may exacerbate the risks described below as well as risks and uncertainties not presently known to us.
Risks Related to Our Business and Industry
We have grown rapidly in recent years and have limited experience at our current scale of operations. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer.
We have grown rapidly over the last several years, due in large part to the growth in demand for our Subscription offerings, and therefore, our recent growth rates and financial performance should not necessarily be considered indicative of our future performance. The COVID-19 pandemic materially adversely affected our fiscal year 2020 operating and financial results, resulting in our total revenue decreasing 38.7% from $256.9 million in fiscal year 2019 to $157.5 million. During fiscal year 2021, revenue has sequentially increased each quarter. Revenue for fiscal year 2021 increased 29.1% to $203.3 million from $157.5 million in fiscal year 2020. To effectively manage and capitalize on our growth, we must continue to expand our brand awareness and marketing, enhance customer experience, iterate our subscription products, invest in digital consumer innovation, and upgrade our management information and reverse logistics systems and other processes. Our continued growth has in the past, and could in the future, strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diverse and growing employee base. Failure to scale and preserve our company culture as we grow could also harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
Our growth strategy is focused on continuing to grow, engage, and retain our subscriber and customer base, expanding our brand partner relationships and product assortment, increasing our brand awareness, advertising and other marketing spending, and continuing to invest in our offerings and technology. The majority of our revenue is generated by our subscribers. Our base subscription plans range in price and customers can customize their subscription monthly by purchasing additional slots and shipments. Our subscriptions renew automatically on a monthly basis and subscribers may disable automatic renewal by canceling or pausing their subscription prior to the next month’s bill date. As a result, even though a significant number of subscribers have historically renewed their monthly subscription, there can be no assurance that we will be able to retain a significant portion of subscribers beyond the existing monthly subscription periods. In addition, any limitation or restriction imposed on our ability to bill our subscribers on a recurring basis, whether due to new regulations or otherwise, may significantly lower our subscription retention rate. We also offer our customers the option to rent or buy items via our Reserve offering and Resale offering, respectively. Our subscription plans and offerings do not have demonstrably long track records of success and may not grow as much or as fast as we expect. If our growth rate declines, investors’ perception of our business, financial condition and results of operations may be adversely affected. To the extent our growth rate slows, our business performance will become increasingly dependent on our ability to retain revenue from existing subscribers and increase sales to existing customers.
The fashion industry is rapidly evolving and our business may not develop as we expect. Overall growth of our revenue will depend on a number of factors, including our ability to:
•change traditional consumer buying habits and normalize clothing rental and resale;
•price our subscription, Reserve and Resale offerings so that we are able to attract new customers, and retain and expand our relationships with existing customers;
•accurately forecast our revenue and plan our fulfillment, operating expenses and capital expenditures;

•ensure that we maintain an adequate depth and breadth of available products to meet evolving customer demands and respond swiftly and appropriately to new and changing styles, trends or desired consumer preferences;
•successfully maintain and grow our relationships with existing and new brand partners, including continuing to grow our Share by RTR and Exclusive Design offerings;
•avoid disruptions in acquiring and distributing our products and offerings, including maintaining sufficient rental product levels to support demand;
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
The COVID-19 pandemic and the travel restrictions, quarantines, and related public health measures and actions taken by governments and the private sector have adversely affected global economies, financial markets and the overall environment for our business, and the extent to which it may continue to impact our future results of operations and overall financial performance remains uncertain. New variants of COVID-19, such as Delta and Omicron, continue to be identified and lead to evolving recommendations and restrictions by workforces and federal, state and local government officials. The global macroeconomic effects of the pandemic may persist for an indefinite period of time, even after the pandemic has subsided. In addition, we cannot predict the impact the COVID-19 pandemic has had and will have on our brand partners, manufacturers, vendors and other third-party service providers, and we may continue to be materially adversely impacted as a result of the negative past, present and future impact upon these parties.
The COVID-19 pandemic materially adversely affected our operating and financial results during fiscal year 2020 due to the occurrence of the following events or circumstances, among others:
•the global shelter-in-place restrictions significantly reduced our number of Active Subscribers and engagement with all of our offerings because of the decrease in special events, social gatherings and interactions outside the home;
•a significant number of subscribers paused or canceled their subscriptions or downgraded to lower-priced plans, and we experienced significant decreased demand for our Reserve offering and customers canceled their existing orders for special events;
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

In fiscal year 2021, our operating and financial results continued to be impacted by the COVID-19 pandemic. In the fourth quarter of fiscal year 2021, the Omicron variant negatively impacted us in three key ways by:
•significantly decreasing revenue from our Reserve business as most holiday events were canceled;
•reducing subscriber acquisition in the second half of the quarter; and
•driving a higher rate of subscriber pause.
In fiscal year 2021, results also continued to be impacted by consumers working primarily from home and by special events and occasions not yet being back to pre-pandemic levels.
As the recovery period continues, particularly in the United States, the effects of the COVID-19 pandemic, including the identification and spread of new variants of the virus, may continue to have a negative impact on our business operations and long-term financial results of operations due to the occurrence of the following events or circumstances, among others:
•the difficulty in accurately predicting the timing of potential new variants and/or the pace of our business recovery, particularly changes in demand, subscriber levels and pause activity, and Reserve and Resale orders, leading to potentially over-spending and lower profitability if demand and engagement are not as expected;
•our inability to meet increased demand and provide an optimal customer experience as a result of difficulty in hiring additional employees, particularly in our fulfillment, operations and customer experience functions;
•continuing supply chain disruptions and/or disruptions in the operations of our brand partners, which could impact our ability to acquire an adequate depth and breadth of products at favorable prices in a timely manner to match demand; and
•possible resurgences of the COVID-19 pandemic that lead to new or additional shelter-in-place orders, travel advisories, and/or reduced social activities and events, which may dampen future demand for our products and offering.
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
Although we anticipate that our operating results in future fiscal years will begin to reflect a more normal operating environment, the current economic and public health climate has created a high degree of uncertainty and there is no assurance that our scale, number of customers and revenue will return to or surpass pre-pandemic levels for a sustained period of time. As such, we continue to closely monitor this global health crisis and will continue to reassess our strategy and operational structure on a regular, ongoing basis as the situation evolves. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations” for more details on the impact of the COVID-19 pandemic.
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
•the price at which we are able to offer our Subscription, Reserve and Resale offerings;
•the success of our reverse-logistics processes in delivering products in good condition to customers; and
•anticipating and successfully responding to changing apparel trends and consumer shopping preferences.
Many competitors or potential competitors may have longer operating histories, greater brand recognition, existing consumer and supplier relationships and significantly greater financial, marketing and other resources. In addition, they may be able to innovate and provide products and services faster and with more selection than we can, including as a result of their vertical integrations that better enables them to acquire market share. They may be willing to price their products and services more aggressively in order to gain market share or generally employ a low-cost pricing model and be able to manufacture goods on a more cost-effective basis because they are producing higher volumes and have stronger relationships with manufacturing partners. In addition, brands set pricing for their own new retail items, which can include promotional discounts that may adversely affect the relative value of rental and/or resale items offered by us, and, in turn, our revenue, results of operations and financial condition. Additional competitors are expanding and may continue to expand into the rental and resale space in which we operate and we remain vulnerable to the marketing power and high level of customer recognition of these larger competitors and to the risk that these competitors or other smaller entrants could attract our customer base.
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
The growth of our business is dependent upon our ability to continue to grow by cost-effectively adding new customers. Historically, a substantial portion of new customer acquisition has originated from organic word-of-mouth and other non-paid referrals. Although we will continue to encourage customer engagement, loyalty, and word-of-mouth referrals, there is no guarantee that we will be successful and our organic growth may decline. Paid marketing is also a key part of our growth strategy and while we previously paused paid marketing during portions of the pandemic as a result of COVID-19, we have increased our spending and plan to significantly increase spending and run marketing campaigns to acquire additional subscribers and customers, all of which could impact our overall profitability. We may incur marketing expenses significantly in advance of the time we anticipate recognized revenue associated with such expenses, our paid marketing may not effectively reach potential customers, changes in regulations or third-party interference could limit the ability of search engines and social media platforms for marketing, potential customers may decide not to rent through our platform or the spend of new customers may not yield the intended return on investment, any of which could negatively affect our results of operations. Moreover customer preferences may change and customers may not rent through our platform as frequently or spend as much with us. If we are not able to continue to expand our customer base through cost-effective methods, our revenue may grow slower than expected or decline. Relatedly, an inability to attract and retain customers could harm our ability to attract and retain brand partners, who may decide to partner with alternative platforms.
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
•dissatisfaction with changes we make to our offerings and products;
•the perceived value of our offerings, especially in response to price increases;
•our ability to quality control the products delivered to our customers and their fit;
•ensuring on-time delivery of orders;
•the ease with which customers can find items they are looking for;
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
•the failure (or perceived failure) to meet customer expectations regarding our environmental, social and governance (“ESG”), initiatives; and
•changes in efficiency of our historic or current customer acquisition methods.

If existing customers no longer find our offerings and products appealing or appropriately priced or if we are unable to provide high-quality support to customers to help them resolve issues in a timely and acceptable manner, they may stop using our offerings, negative publicity may be generated and word-of-mouth and other referrals may be hampered. For example, we recently announced a price increase for our subscription plans. If our customers no longer perceive our subscription plans as appropriately priced and cancel or pause their subscriptions, our business and financial results could be harmed. Even if our existing customers continue to find our offerings and products appealing and our customer service satisfactory, they may decide to downgrade to a less frequent, lower cost subscription and rent fewer items over time as their demand for apparel and accessories declines. For example, as a result of changes to daily life due to the COVID-19 pandemic, including increased rates of working remotely from home, many customers’ demands for a variety of apparel was, and in the future may be, reduced or eliminated. If customers who rent most frequently and rent a significant amount of items from us were to make fewer or lower priced rentals or stop using our offerings, our financial results could be negatively affected.
We have a history of losses, and we may be unable to achieve or sustain profitability.
We had a net loss of $(171.1) million and $(211.8) million for the years ended January 31, 2021 and January 31, 2022, respectively, and have in the past had net losses. As of January 31, 2022, we had an accumulated deficit of $(801.2) million. Because we have a short operating history at scale, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to sustain or increase our profitability.
Our ability to generate profit depends on our ability to grow revenues and drive operational efficiencies in our business to generate better margins. We expect to incur increased operating costs and may continue to generate net losses in the near term in order to:
•acquire products;
•increase the engagement, and improve the experience, of customers;
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
We currently rely on several third-party national and regional shipping vendors for our outbound and inbound logistics. A substantial portion of our shipments to and from customers are currently conducted through a single vendor—we have from time to time transitioned, and are currently in the process of transitioning, shipments from this vendor to multiple other vendors, and we cannot predict how this transition may impact our costs and our customer sentiment and satisfaction.
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
Our ability to receive inbound products efficiently and ship products to and from customers may be negatively affected by many events outside of our control including, inclement weather, public health crises such as the COVID-19 pandemic, governmental regulations, labor disputes and other factors. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our customers do not receive their orders in good condition on time, they could become dissatisfied and cease using our services, which would adversely affect our business and operating results. Our shipping vendors have faced and may continue to face increased volumes which, in turn, has caused and could in the future cause a decrease in their service levels, including shipping delays, or result in an increase of their prices. We have recently experienced increased shipping costs, and these costs may continue to increase in the future. Increases in shipping costs or other significant shipping difficulties or disruptions or any failure by our brand partners or third-party carriers to deliver high-quality products to us or to our customers, as applicable, in a timely manner or to otherwise adequately serve our customers could damage our reputation and brand and may substantially harm our business.
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

If we are unable to accurately forecast customer demand, acquire and manage our products effectively and plan for future expenses, our operating results could be adversely affected.
We are vulnerable to demand and pricing shifts and to suboptimal selection and timing of product purchases. We obtain substantially all of our products directly from over 780 brand partners through three key ways: 1) Wholesale, 2) Share by RTR, and 3) Exclusive Designs. For our business to be successful and have sufficient product to meet consumer demand, our brand and manufacturing partners must be willing and able to provide us with products in specific quantities and styles of sufficient quality, in compliance with regulatory requirements, at acceptable costs and on a timely basis. We typically do not enter into long-term contracts with our brand and manufacturing partners and, as such, we operate without significant contractual assurances of continued supply, pricing or access to products. Although we believe we have had limited attrition of brand partners to date, a brand partner could choose to no longer work with us or provide less favorable terms for a variety of reasons, including as a result of the COVID-19 pandemic and resulting impacts. In addition, some of our brand partners may not have the capacity to supply us with sufficient products to keep pace with our growth plans, especially if we plan to demand significantly greater amounts of products. In such cases, our ability to pursue our growth strategy will depend in part upon our ability to expand capacity with existing brand partners or develop new brand partners relationships.
During fiscal year 2021, we expanded our relationships with brand partners and we are continuing to work to increase the proportion of our products procured under Exclusive Designs arrangements, which reduces our upfront cost of products. For our Exclusive Designs, RTR generally sources the materials and relies upon third-party manufacturing partners to produce products. For Wholesale and Share by RTR items, entering into contracts in advance of a particular season requires brand partners to agree to incur costs related to sourcing and manufacturing products before we have paid for them, which requires the brand partners to continue to trust us. If we were viewed as less financially viable, we may receive less favorable terms and conditions from our brand partners, including requiring upfront payments or other demonstrations of credit. The cash flow benefits we currently experience from our brand partners’ willingness to revenue share could be adversely affected if revenue share terms change or if brand partners no longer wish to revenue share due to (1) lack of trust in us, (2) lack of revenue earned in comparison to the projections we provided, (3) their inability to continue to spread their earnings out over the time period that the products are earning revenue on our website, among other reasons. For our Exclusive Design arrangements, we must continue to increase the number of brand partners with whom we work, design an assortment of styles that meet customer demand, maintain and enhance our third-party manufacturing capabilities and partners and ensure the products manufactured meets brand partners’, customers’ and our quality standards. Our ability to obtain a sufficient selection or volume of products on a timely basis at competitive prices could suffer as a result of any deterioration or change in our partner relationships or events that adversely affect them and, in turn, could have a material adverse effect on our business.
We also procure and manufacture products outside of the United States. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, limitations in factory capacity, the imposition of additional import or trade restrictions, including legal or economic restrictions on overseas brand partners’ or manufacturers’ ability to produce and deliver products, increased custom duties and tariffs, unforeseen delays in customs, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, foreign government regulations, political instability and economic uncertainties in the countries from which we or our brand partners source our products. As a result of the COVID-19 pandemic, most of our product sourcing in fiscal years 2020 and 2021 was handled remotely via video and teleconference instead of in-person. Future extended disruptions in travel may limit our ability to source products in-person, which may lead to suboptimal products and harm our business. For the next several quarters, we anticipate facing, and having to address challenges relating to, inefficiencies in the global transportation network as a result of the COVID-19 pandemic that may also impact our business operations. Additionally, oil supply disruptions related to Russia’s invasion of Ukraine have led and could continue to lead to increased fuel and shipping prices. Further, certain trade restrictions related to the Xinjiang region of China that impose a ban on virtually all imports from that region could affect the sourcing and availability of raw materials, such as cotton, used in the manufacturing of certain products. In addition, negative press or consumer sentiment about internationally sourced products may lead to reduced demand for our products. These and other issues affecting our international brand partners, manufacturers or internationally sourced products could have a material adverse effect on our business, financial condition, and results of operations.

We also rely on our merchandising team to order styles that our customers will rent and we rely on our data science to inform the levels of and which products we purchase, including when to reorder items that are renting well and when to sell or write-off items that are not renting well. If our teams do not predict customer demand and tastes well or if our algorithms do not help us reorder the right products or write off the right products timely, we may not effectively manage our products and our operating results could be adversely affected.
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

Our partners and customers may not be satisfied with our technological or other platform enhancements or new offerings or may perceive that these offerings do not respond to their needs or create value for them. Our customers may also be dissatisfied with the product mix we currently offer or will offer in the future.
Additionally, as we invest in and experiment with new offerings or changes to our platform, our partners and customers may find these changes to be disruptive and may perceive them negatively. For example, in 2021, we phased out our “unlimited swaps” subscription plan and shifted to our current subscription plans with different price points based on usage. We have increased our Resale offering, which could introduce the uncertainty of merchandise returns and negatively impact our business. We also have expanded the categories of products we offer, such as kidswear and home accessories, and may further expand our categories in the future. These new plans and offerings do not have demonstrably long track records of success for us. In addition, developing new offerings and services is complex, and the timetable for their public launch is difficult to predict and may vary from our historical experience. As a result, the introduction of new offerings may occur after anticipated release dates, or they may be introduced as pilot programs, which may not be continued for various reasons. In addition, new offerings may not be successful due to defects or errors, negative publicity, or our failure to market them effectively. New offerings may not drive revenue growth, customer acquisition or retention, may require substantial investment and planning, and may bring us more directly into competition with companies that are better established or have greater resources than we do. If we do not continue to cost-effectively develop new offerings that satisfy our brand partners and customers, then our competitive position and growth prospects may be harmed. In addition, new offerings may have lower margins than we anticipate or than existing offerings, and our revenue from the new offerings may not be enough to offset the cost of developing and maintaining them, which could adversely affect our business, financial performance, and growth.
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

The technology underlying our platform is highly interconnected and complex and may contain undetected errors or vulnerabilities. Due to the interconnected nature of the software underlying our platform, updates to parts of our code, third-party code, and application programming interfaces, on which we rely and that maintain the functionality of our systems, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platform that negatively impact the customer experience and functionality of our offerings. In some cases, such as our mobile application, errors may only be correctable through updates distributed through slower, third-party mechanisms, such as app stores, and may need to comply with third-party policies and procedures to be made available, which may add additional delays due to app review and customer delay in updating their mobile apps. In addition, our systems are increasingly reliant on machine learning systems, which are complex and may have errors or inadequacies that are not easily detectable. These systems may inadvertently reduce the efficiency of our systems, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies, or otherwise are inconsistent with our brand, guiding principles and mission. Any errors or vulnerabilities discovered in our code could also result in damage to our reputation, loss of our customers, unauthorized disclosure of personal and confidential information, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business.
Any significant technology disruption or failure, cyberattack or data security incident could adversely affect our business, financial condition and operations.
Our ability to effectively manage our business, particularly our product management, order and fulfillment operations, depends significantly on the reliability and capacity of the Internet and our in-house proprietary technology, third-party software and infrastructure, and customized off-the-shelf solutions (collectively, “IT Systems”). We also collect, process and store sensitive and confidential information, including our proprietary business information and information regarding our customers, employees, suppliers and business partners, including personally identifiable information. The secure processing, maintenance and transmission of this information is critical to our operations. Our IT Systems or those of our service providers and business partners may be subject to damage or interruption from power outages or damages, telecommunications problems, data corruption, software errors, network failures, acts of war or terrorist attacks, fire, flood and natural disasters. Our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to identify, detect, prevent, or recover from data loss or long-term network or operational outages. In addition, we may have to upgrade our existing IT Systems or choose to incorporate new technology systems from time to time in order for such systems to support the increasing needs of our expanding business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations.
Our IT Systems and those of our third-party service providers and business partners may be vulnerable to security incidents, attacks by hackers, acts of vandalism, malware, social engineering, denial or degradation of service attacks, computer viruses, software bugs or vulnerabilities, supply chain attacks, phishing attacks, ransomware attacks, misplaced or lost data, human errors, malicious insiders or other similar events. If unauthorized parties gain access to our IT Systems or information, or those of our third-party service providers or business partners, they may be able to steal, publish, sell, delete, use inappropriately or modify private and sensitive information including credit card information and personally identifiable information or proprietary business information, any or all of which could harm our business, financial condition and results of operations. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack it may be necessary to make extortion payments, but we may be unable to do so if applicable laws or governmental pressure prohibit or prevents such payments. In addition, employees may intentionally or inadvertently cause data or security incidents that result in unauthorized release of personal or confidential information. Because the techniques used to circumvent security systems change frequently, are becoming increasingly sophisticated, are designed to evade detection and remove forensic evidence, are often not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to timely or effectively anticipate, detect or recover from cyberattacks or security incidents in the future.

Certain of the aforementioned types of cyberattacks and security incidents have occurred in the past, and may occur in the future, resulting in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of sensitive, proprietary and confidential information. For example, although no sensitive information was affected, our platform has been the subject of credential stuffing attacks (i.e., email addresses and passwords involved in security incidents reported by other companies have been used to attempt to gain unauthorized access to our platform) and brute force attacks (i.e., attempts to try different username and password credentials to gain access to our platform). The security measures we employ to prevent, detect, and mitigate potential harm to our users from the theft of or misuse of user credentials on our network may not be effective in every instance.
We rely on a number of third-party providers of products and services to operate our critical internal and external operations, such as the processing of confidential and personally identifiable information. Examples of third parties include, but are not limited to, our shipping partners, human resources information system, payment processor, and various IT Systems providers. These service providers may not have adequate security measures and could experience a security incident that compromises the confidentiality, integrity, or availability of the IT Systems they operate for us or the information they process on our behalf and may not be able to contain or recover from such incidents or to notify us in a timely manner. Moreover, we or our third-party service providers may be more vulnerable to such attacks in remote work environments, which have increased in response to the COVID-19 pandemic. Any cyberattack, security incident, or material disruption or slowdown affecting our IT Systems or those of our third-party service providers or business partners, could have a material adverse effect on our business, financial condition, and results of operations.
While we maintain cyber insurance that may help provide coverage for these types of events, we cannot provide assurances that our insurance will be adequate to cover costs and liabilities related to these incidents. Any such incident, attack, virus or other event could result in costly investigations and litigation exceeding applicable insurance coverage or contractual rights available to us, in particular because certain data privacy laws, including the California Consumer Privacy Act (the “CCPA”), grant individuals a private right of action arising from certain data security incidents, civil or criminal penalties, operational changes or other response measures, loss of consumer confidence in our security measures, and negative publicity that could adversely affect our business, financial condition, and results of operations.
Our e-commerce business faces distinct risks, such as fulfillment of orders, and our failure to successfully manage these risks could have a negative impact on our profitability.
As an e-commerce business, we encounter risks and difficulties frequently experienced by businesses with significant internet operations. The successful operation of our business as well as our ability to provide a positive customer experience that will generate subscription, Reserve rental and Resale orders depend on efficient and uninterrupted e-commerce order-taking and fulfillment operations. If we are unable to allow real-time and accurate visibility to product availability when customers are ready to order, quickly and efficiently fulfill our customers’ orders using the fulfillment and payment methods they demand, provide a convenient and consistent experience for our customers regardless of the ultimate channel or effectively manage our online sales, our ability to compete and our results of operations could be adversely affected.
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
•liability for online content;

•cybersecurity, consumer privacy and consumer protection concerns and regulation; and
•natural disasters or adverse weather conditions.
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
•the amount and timing of our fulfillment costs, operating expenses and capital expenditures;
•the timing and success of product launches, including new services and features we may introduce;
•the success of our marketing and promotional efforts;
•adverse economic and market conditions, such as those related to the COVID-19 pandemic, and other adverse global events that negatively impact commerce and consumer behavior and that could lead to inflationary pressures and supply chain disruptions;
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
The impact of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, period-over-period comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance.

Fluctuations in our operating results and key metrics may be particularly pronounced in the current economic environment due to the uncertainty caused by, and the unprecedented nature of, the COVID-19 pandemic, consumer spending patterns, and the impacts and timing of the reopening of the offline economy and lessening of restrictions on movement. Fluctuations in our operating results and key metrics may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our Class A common stock to decline.
Fluctuations in our results could also cause a number of other problems. For example, analysts or investors might change their models for valuing our Class A common stock, we could experience liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise. We believe that our operating results and key metrics may vary in the future and that period-to-period comparisons of our operating results may not be meaningful. For example, our overall historical growth rate and the impacts of the COVID-19 pandemic may have overshadowed the effect of seasonal variations on our historical operating results. These seasonal effects may become more pronounced over time, which could also cause our operating results and key metrics to fluctuate.
Environmental, social and governance matters may impact our business and reputation.
There has been increased focus, including by consumers, investors, employees and other stakeholders, as well as by governmental and non-governmental organizations, on environmental, social and governance matters generally and with regard to the fashion industry specifically. We expect that an increased focus on ESG considerations will affect some aspects of our operations.

We have and plan to continue undertaking ESG initiatives. Any failure by us to meet our Impact Strategy goals or loss of confidence on the part of customers, investors, employees, brand partners, and other stakeholders as it relates to our ESG initiatives could negatively impact our brand, the demand for our offerings, our financial condition, results of operations and prospects. These impacts could be difficult and costly to overcome, even if such concerns were based on inaccurate or misleading information. In addition, achieving our ESG initiatives may result in increased costs in our supply chain, fulfillment, and/or corporate business operations, and could deviate from our initial estimates and have a material adverse effect on our business and financial condition. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead.

Standards and research regarding environmental, social, and governance initiatives could change and become more onerous for both for us and our third-party suppliers and vendors to meet successfully. Evolving data and research could undermine or refute our current claims and beliefs that we have made in reliance on current research, which could also result in costs, a decrease in revenue, and negative market perception that could have a material adverse effect on our business and financial condition. Alternatively, if we are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We risk damage to our brand and reputation in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.
A variety of organizations measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, the company’s efforts and impacts on climate change and human rights, ethics and compliance with law and the role of the Company’s board of directors in supervising various sustainability issues. In light of investors’ and other stakeholders’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s ESG expectations or achieve our ESG goals and financial goals.

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
Our corporate employees primarily worked remotely from March 2020 to April 2022. As COVID-19 restrictions lifted, we have recently reopened our offices and moved to a hybrid working model for New York City and Galway, in which employees will be present in the office two to three days per week. If the hybrid model is not aligned with our employees’ preferences, it may adversely affect our ability to recruit and retain employees. In addition, the hybrid model may negatively impact our company culture, collaboration and productivity.
We have recently experienced and may in the future experience voluntary attrition at significant rates for various reasons, including challenging labor market conditions such as rising wages and a decreased level of workforce participation. If we are unable to attract and retain qualified employees in a timely fashion, particularly in critical areas of operations such as engineering, data science and analytics, and our hourly fulfillment workers, our ability to achieve our strategic objectives will be adversely impacted, and our business and future growth prospects will be harmed.
We believe that our company culture has contributed to our success and if we cannot maintain this culture as we grow, our business could be harmed.
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
•our move to a hybrid working model for corporate employees in New York City and Galway and the remote working model for customer service employees;
•the continued challenges of a rapidly-evolving industry; and
•the increasing need to develop expertise in new areas of business that affect us.

In particular, Diversity, Equity and Inclusion is a strategic imperative for us. We are focused on driving inclusiveness, innovation and stronger business results by attracting a diverse talent pool and continuing to foster an inclusive work environment for all our employees. Although we have adopted policies to promote compliance with laws and regulations as well as to foster a respectful workplace for all employees, our employees may fail to abide by these policies. In addition to damaging our reputation, actual or alleged misconduct could tarnish our culture, result in negative publicity, affect the confidence of our stockholders, regulators and other parties and could have a material adverse effect on our business, financial condition and operating results.
Material changes in the pricing practices of our brand and manufacturing partners and/or the costs of raw materials could negatively impact our profitability.
Our brand and manufacturing partners may increase their pricing if raw materials, labor, or other costs become more expensive or subject to other pricing pressures. The inputs used to manufacture products are subject to availability constraints and price volatility. In addition, our brand partners may pass the increase in sourcing costs to us through price increases, thereby impacting our margins. For example, if our manufacturing partners increase their costs, our Exclusive Designs may not be as cost-effective to produce, which could negatively impact our ability to meet our financial goals. The fabrics used in our products are made of raw materials including petroleum-based products and cotton. Significant price fluctuations or shortages in petroleum, cotton, or other raw materials could significantly increase our cost of revenue and the cost associated with procuring products via Exclusive Designs. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used in the manufacture of the products we offer, we and/or our partners might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, disruptions in the supply chain as a result of the COVID-19 pandemic and related inflationary environment has increased raw material costs, impacting pricing of our products, and caused shipping delays for certain of our products.
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
Furthermore, any increases in consumer discretionary spending or immediately after times of crisis may be temporary, such as those related to government stimulus programs or the tail of the COVID-19 pandemic in the United States, and consumer spending may decrease again. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; wars, terrorism and political tensions; and other major unforeseen events. Consumer purchases or rental of discretionary items, including the products that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.
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

Our business is affected by seasonality.
Our business is subject to seasonal fluctuations. We typically realize a higher portion of revenue from our Reserve rentals during our third and fourth fiscal quarter as a result of increased wedding and holiday events. However, in fiscal year 2020 and fiscal year 2021 we saw fewer large-scale holiday and special events due to the COVID-19 pandemic. For our subscription rentals, we typically acquire the highest number of subscribers in March through May and September through November, as these are the times customers naturally think about changing over their wardrobes. We generally see a higher rate of subscribers pause in the summer, and in mid-December through the end of January. Adverse events, such as higher unemployment, deteriorating economic conditions, or fewer large-scale holiday and special events due to the COVID-19 pandemic, can deter consumers from shopping and renting. Any significant decrease in revenue during periods of high seasonal acquisition could have a disproportionately large impact on our operating results and financial condition for that year. Any factors that harm our operating results during these periods, including disruptions in our brand partners’ supply chains or unfavorable economic conditions, including as a result of the COVID-19 pandemic, could have a disproportionate effect on our results of operations for our entire fiscal year.
In anticipation of increased rental activity during seasonal peaks, we may incur significant additional expenses, including additional marketing and additional staffing in our customer support operations. In addition, we may experience an increase in our net shipping costs due to ensuring timely delivery for peak seasons. In the future, our seasonal revenue patterns may become more pronounced or may change, may strain our personnel and operational activities, and may cause a shortfall in net sales as compared with expenses in a given period, which could substantially harm our business, financial condition and results of operations.
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
We have funded our operations since inception primarily through equity and debt financings and revenue generated from our offerings. Our goal is to be a profitable company; however, we cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We also intend to continue to make investments to develop and grow our business. For example, in the future, we may need additional funding to obtain rental products, for marketing, and for headcount or other operating expenses and capital expenditures, to develop new features or enhance our offerings, to improve our operating infrastructure, and/or to acquire complementary businesses and technologies. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to support our business growth, and respond to business challenges could be significantly impaired, and our business may be adversely affected.
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
As of January 31, 2022, we had $260.8 million aggregate principal amount of borrowings under a credit facility with Double Helix Pte Ltd. as administrative agent for Temasek Holdings (the “Amended Temasek Facility”). If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot provide assurance that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See “Note 7 —Long-Term Debt” in the Notes to Consolidated Financial Statements for more information on our indebtedness.
Our Amended Temasek Facility contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our business, financial condition and results of operations.
The terms of our Amended Temasek Facility include a number of covenants that limit our ability to (subject to negotiated exceptions), among other things, incur additional indebtedness, incur liens on assets, enter into agreements related to mergers and acquisitions, dispose of assets or pay dividends and make distributions. Additionally, the Amended Temasek Facility includes a minimum liquidity maintenance covenant of $50.0 million and amends the call protection applicable to the loans outstanding thereunder. The terms of our Amended Temasek Facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies which are not subject to such restrictions.
A failure by us to comply with the covenants specified in the Amended Temasek Facility could result in an event of default under the agreement, which would give the lender the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under the Credit Agreement were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could adversely affect our business, financial condition and results of operations.
We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses in a timely manner, identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations, our ability to comply with applicable laws and regulations and our access to the capital markets to be impaired.
In connection with the preparation of our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting as of January 31, 2021, as described below. As of January 31, 2022, these material weaknesses were still in the process of being remediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
To address these material weaknesses, we have commenced actions to formalize the company’s framework and policies with respect to maintaining evidence in the operation of control procedures and improve our IT general controls, segregation of duties controls, and journal entry controls. In particular, we are implementing comprehensive access control protocols for our enterprise resource planning environment in order to implement restrictions on user and privileged access to certain applications, establishing additional controls over the preparation and review of journal entries, implementing controls to review the activities for those users who have privileged access and program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately. The implementation of these remediation efforts is in progress, may require additional expenditures to implement, and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, and as a result, the timing of when we will be able to fully remediate the material weaknesses is uncertain. We can give no assurance that our efforts will remediate these material weaknesses in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. If the steps we take do not remediate the material weaknesses in a timely manner, or if we fail to implement and maintain effective internal control over financial reporting, there could be errors in our annual or interim consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our Class A common stock.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the listing standards of Nasdaq, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, financial condition, and results of operations. Furthermore, several members of our management team do not have prior experience in running a public company. Although we have already hired additional employees to assist us in complying with these requirements, we intend to invest substantial resources in our compliance efforts, including hiring more employees or engaging outside consultants, which will increase our operating expenses. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
We are not required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting until the year following our first annual report required to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
In addition to the material weaknesses in internal control over financial reporting identified in connection with the audit of our financial statements as of and for the fiscal year 2020, subsequent testing by us or our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. During the evaluation and testing process of our internal controls, if we identify additional material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot provide assurance that there will not be additional material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if we or our independent registered public accounting firm determines we have additional material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including:
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments include the useful life and salvage value of rental product, incremental borrowing rate to determine lease liabilities and right-of-use assets, and the valuation of share-based compensation and warrants. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
The estimates of market opportunity and forecasts of market growth included in our public disclosures may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, or at all.
The estimates of market opportunity and forecasts of market growth included in our public disclosures may prove to be inaccurate. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including as a result of any of the risks described in this Annual Report.

The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable customers and subscribers covered by our market opportunity estimates will become a customer or subscriber or generate any particular level of revenues for us. In addition, our ability to expand in any of our target markets depends on a number of factors, including the cost, performance and perceived value associated with our products and offerings. Even if the markets in which we compete meet the size estimates and growth forecasted in our public disclosures, our business could fail to grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in our public disclosures should not be taken as indicative of our future growth.
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

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets, and we could face criminal liability and other serious consequences for violations, which could harm our business.
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
We are also subject to the European Union General Data Protection Regulation (the “GDPR”), due to certain of our employees being based in Ireland. The GDPR, which is wide-ranging in scope and applies extraterritorially, imposes several requirements relating to the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU, including to the U.S. In addition, GDPR compliance requirements are constantly and rapidly evolving. For example, in July 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield data transfer mechanism, and other data transfer mechanisms such as the Standard Contractual Clauses, have also faced challenged in European courts, potentially limiting how organizations can lawfully transfer personal data from EEA to the U.S. Notably, the GDPR imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant entity, whichever is greater.

In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards by which we are legally or contractually bound. If we fail to comply with these contractual obligations or standards, we may face substantial liability or fines. Consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanisms as a result of industry regulatory or legal developments, the adoption by consumers of browser settings or “ad-blocking” software, and the development and deployment of new technologies could materially impact our ability to collect data or reduce our ability to deliver relevant promotions or media, which could materially impair the results of our operations. In addition, the U.S. Federal Trade Commission and U.S. State Attorneys General, and international regulators, are increasingly active in investigating and bringing enforcement actions against companies on claims related to notice, transparency, choice and processing of personal information in the context of sales and marketing and advertising activities.
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
We may not be successful in achieving compliance with the rapidly evolving privacy, data security, and data protection requirements discussed above, as well as other data privacy, security and consumer protection frameworks that currently, or may in the future, apply to us, despite our efforts to comply, as all of these frameworks are constantly evolving and are not always consistent with each other, leading to uncertainty in interpretation. Any actual or perceived non-compliance could result in litigation and proceedings against us by governmental entities, customers or others, fines and civil or criminal penalties, limited ability or inability to operate our business, offer services, or market our business in certain jurisdictions, negative publicity and harm to our brand and reputation, and reduced overall demand for our products and offerings. Such occurrences could adversely affect our business, financial condition, and results of operations. Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruptions in or failure or security intrusion of our systems or third-party systems where information important to our business operations is stored. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance policies may not cover any or all claims made against us and could have high deductibles, and defending a suit, regardless of its merit, could be costly and divert management attention.
From time to time, we may be subject to legal proceedings, regulatory disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.
From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, environmental regulations, and other matters that could adversely affect our business operations and financial condition. In recent years, we have seen a rise in the number and potential significance of these disputes and inquiries and evolving areas of focus for regulators and private plaintiffs. For example, there has been an increase in consumer class action lawsuits relating to subscription products. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products and offerings, all of which could negatively affect our revenue growth. The results of litigation, investigations, claims, and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition, and results of operations.

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
Our operations are subject to a variety of federal, state, local and foreign laws and regulations relating to permitting requirements, health, safety and the protection of the environment. These environmental, health and safety laws and regulations include those relating to, among other things, the generation, storage, handling, use and transportation of hazardous and non-hazardous materials; the emission and discharge of hazardous and non-hazardous materials into the environment; and the health and safety of our employees.
Failure to comply with such laws and regulations, which tend to become more stringent over time, can result in significant fines, penalties, costs, liabilities or restrictions on operations, injunctive relief, civil or criminal sanctions, and could expose us to costs of investigation or remediation, as well as tort claims for property damage or personal injury, and could negatively affect our business, financial condition or results of operations.
We manage our waste materials as non-hazardous waste, but we cannot guarantee that our supply chain or the products we use will not contain hazardous materials or result in the generation of hazardous waste. Further, liability for the improper release or disposal of waste, even if non-hazardous, can be joint and several and significant and there can be no assurance that we will not have to expend material amounts to remediate the consequences of the generation or disposal of waste in the future, particularly with respect to our dry cleaning operations. Further, we may be responsible as a lessee operator for the costs of investigation, removal or remediation of hazardous or non-hazardous substances or waste located on or in or emanating from our leased properties, as well as any property damage. There can be no assurance that our future operations, properties, uses or conditions will not result in the imposition of liability upon us under environmental laws or other regulations, or expose us to third-party actions such as tort suits.
Furthermore, we rely on third-party suppliers to provide chemicals, cleaning supplies, and handling instructions that comply with applicable health, safety and environmental regulations. A failure of such suppliers to abide by applicable regulations or the terms of our contractual relationships may subject us to material liabilities.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset taxable income or taxes may be limited.
As of January 31, 2022, we had federal net operating loss carryforwards of $560.5 million, $152.1 million of which will expire at various times through 2038. Furthermore, we had state net operating loss carryforwards of $32.0 million, which will expire at various times through 2041. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”), U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. In 2021, we completed a Section 382 analysis covering the period beginning in March 2009 and ending in March 2021. From the study, we concluded we experienced an ownership change in 2010 (but not since then) and $1.3 million of net operating losses (“NOLs”) were subject to the limitation. However, all of those NOLs were available by the year ended January 31, 2017. We may experience additional ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Any ownership change may result in the imposition of additional limitations on our ability to utilize our NOLs existing at the time of the ownership change. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our cash flows may be adversely affected. We have recorded a full valuation allowance against our U.S. deferred tax assets, which includes net operating loss carryforwards.
Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.
We are subject to income and other taxes in the United States on a federal and state basis, as well as subject to taxation in Ireland. Our effective tax rate or tax liability could be adversely affected due to several factors, including:
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
In the event any tax audit or other proceeding is determined adversely to us, the resulting liabilities (including any penalties and interest) may have an adverse effect on our cash flows. If we expand the scale of our international business activities, any changes in the United States or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition, and results of operations. In particular, new income or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified, or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the IRS and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, proposals have been made by the current presidential administration and congress that could enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers or our customers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.

Risks Related to Our Dependence on Third Parties
We face risks associated with brand and manufacturing partners from whom our products are sourced or co-manufactured.
We obtain substantially all of our products directly from over 780 brand partners through Wholesale, Share by RTR, and Exclusive Designs arrangements with designer and/or manufacturing partners. The benefits we currently experience from these relationships could be adversely affected if they:
•discontinue selling products to us or manufacturing our Exclusive Designs;
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
Events that adversely impact our brand and manufacturing partners could impair our ability to obtain adequate and timely products. We also source and manufacture products outside of the United States and we and many of our brand partners use manufacturers in the same geographic region. As a result we may be subject to magnified impact from such events including, among others, difficulties or problems associated with our partners’ business, the financial instability and labor problems of partners, product quality and safety issues, natural or man-made disasters, inclement weather conditions, war, acts of terrorism and other political instability, economic conditions, imposition of additional import or trade restrictions, including legal or economic restrictions on overseas partners’ ability to produce and deliver products, increased custom duties and tariffs, unforeseen delays in customs clearance of goods, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, port of entry issues, the availability of their raw materials and increased production costs.
Our brand partners and manufacturers may be forced to reduce their production, shut down their operations or file for bankruptcy. Our ability to obtain products may also depend on our brand partners’ ability to obtain financing, including through factoring companies and other entities, which may also assess our creditworthiness and procurement ability. To the extent our brand partners are unable to secure sufficient credit, they may not be able to produce merchandise, which would impact our ability to purchase merchandise from them. The occurrence of one or more of these events could impact our ability to acquire products, which may result in a less appealing assortment of styles for our customers and reduced availability of the styles we are able to obtain. Similarly, the occurrence of a contagious disease or illness could cause delays or increase costs in the manufacture of certain products. For example, the COVID-19 pandemic caused delays in some shipments from our brand partners.

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
We have very recently migrated a substantial portion of our primary production environment, core architecture, and data centers to a new third-party cloud provider, which provides a distributed computing infrastructure as a service platform for business operations. We also use another third-party cloud provider for portions of our business. Our third-party cloud providers provide the cloud computing infrastructure we use to host our website and mobile application, serve our customers and support our operations and many of the internal tools we use to operate our business. Our website, mobile application and internal tools use computing, storage, data transfer and other functions and services provided by our third-party cloud providers. We do not have control over the operations of the facilities of our third-party cloud providers. In addition, our third-party cloud providers’ facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures and other events beyond our control. In the event that any third-party provider’s systems or service abilities are hindered by any of the events discussed above, particularly in a region where our website is mainly hosted, our ability to operate our business may be impaired. A decision to close their facilities without adequate notice or other unanticipated problems or disruptions could result in lengthy interruptions to our business. Further, our agreements with our third-party cloud providers do not provide us with an adequate remedy for every scenario that could negatively affect our business. All of the aforementioned risks may be exacerbated if our business continuity and disaster recovery plans prove to be inadequate.

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
Furthermore, because many of our customers access our products through our mobile application, we depend on the Apple App Store to distribute our mobile application. Apple has broad discretion to change its respective terms and conditions, including those relating to the amount of (and requirement to pay) certain fees associated with our use of the Apple App Store, to interpret its respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our ability to distribute our mobile application through its stores, the features we provide and the manner in which we market in-application products. We cannot provide assurance that Apple will not limit, eliminate or otherwise interfere with the distribution of our mobile application, the features we provide and the manner in which we market our mobile application. To the extent it does so, our business, financial condition, and results of operations could be adversely affected.
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
Our standard vendor terms and conditions, vendor code of conduct, and other policies require our brand and manufacturing partners to comply with applicable laws and certain business standards, however, we often have limited visibility into their supply chains, practices, and level of compliance The failure of these partners to comply with our vendor code of conduct or applicable laws and regulations could damage our reputation, lead to negative press and/or customer sentiment, or result in costly litigation against us.
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
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock and stockholders’ agreement among us and certain stockholders has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on Nasdaq, including our Co-Founders, and their affiliates, which will limit an investor’s ability to influence the outcome of important transactions, including a change of control.
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
The market price of our Class A common stock is likely to be volatile and could be subject to wide fluctuations in response to the risk factors described in this Annual Report, and others beyond our control, including:
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
Our executive officers, directors, and greater than 5% stockholders, in the aggregate, beneficially own over 50% of our outstanding common stock as of January 31, 2022. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
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
We cannot predict whether our dual class structure will result in a lower or more volatile trading price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the dual class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Because of the dual class structure of our common stock, we will likely be excluded from certain indices, and we cannot provide assurance that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price of our Class A common stock could be adversely affected.
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
In addition, we may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. Additional issuances of our stock will result in dilution to existing holders of our stock. Also, to the extent outstanding stock options to purchase our stock are exercised or restricted stock units (“RSUs”) settle, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuance or exercise. Any such issuances could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
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

We, our executive officers, directors and the holders of substantially all of our outstanding stock prior to our IPO signed lock-up agreements with the underwriters that, subject to certain customary exceptions, restrict the sale of the shares of our common stock and certain other securities held by them for 180 days following the date of the final prospectus filed in connection with our initial public offering. Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Barclays Capital Inc. may, in their sole discretion and at any time without notice, release all or any portion of the shares or securities subject to any such lock-up agreements.
We do not intend to pay dividends for the foreseeable future. Consequently, any gains from an investment in our Class A common stock will likely depend on whether the price of our Class A common stock increases.
We have never declared or paid any cash dividends on our Class A common stock, and we do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business and for general corporate purposes. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors. Furthermore, our ability to pay dividends may also be restricted by the terms of our Amended Temasek Facility or any future debt or preferred equity securities of us or our subsidiaries. Accordingly, investors may need to sell their shares of our Class A common stock to realize a return on their investment, and investors may not be able to sell their shares at or above the price they paid for them.

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
Our Amended Charter provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising under the Delaware General Corporation Law, our Amended Charter, or our Amended Bylaws (as either may be amended or restated), and any action asserting a claim against us that is governed by the internal affairs doctrine or as to which the Delaware General Corporation Law confers exclusive jurisdiction on the Court of Chancery of the State of Delaware. This provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our Amended Charter further provides that the federal district courts of the United States of America are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Brooklyn, New York, which consists of approximately 47,000 square feet of space under a lease that expires in November 2032. We also lease a corporate space and photo studio in New York, New York and lease and operate fulfillment centers in Secaucus, New Jersey and Arlington, Texas totaling approximately 540,000 square feet, under leases that expire in August 2024 and May 2030, respectively. We also lease a corporate space in Galway, Ireland.

We believe our facilities are suitable for our current needs. We intend to expand our facilities or add new facilities as we grow and believe that suitable additional or alternative space will be available as needed to accommodate such growth.
Item 3. Legal Proceedings
The information contained in “Note 15 — Commitments and Contingencies” in the Notes to the Consolidated Financial Statements is incorporated by reference into this Item.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information

Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol “RENT” and began trading on October 27, 2021. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of April 11, 2022, there were approximately 291 stockholders of record of our Class A common stock and seven stockholders of record of our Class B common stock. The number of stockholders of record is based upon the actual number of holders registered on this date and does not include holders of common stock in “street name” by brokers or other entities on behalf of stockholders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all future earnings and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to compliance with applicable law and contractual restrictions in the agreements governing our current and future indebtedness, and will depend on a number of then-existing factors, including our business prospects, results of operations, financial condition, cash requirements and availability and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from our IPO

The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-260027), which was declared effective by the SEC on October 26, 2021.

There has been no material change in the expected use of the net proceeds from our IPO, as described in our final prospectus filed with the SEC on October 27, 2021 pursuant to Rule 424(b) under the Securities Act of 1933.

Issuer Purchases of Equity Securities

None.

Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, or otherwise subject to the liabilities under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph shows a comparison from October 27, 2021 (the date our common stock commenced trading on Nasdaq), through January 31, 2022, of the cumulative total returns for our common stock, the Nasdaq Composite Index and the S&P Retail Select Index. The graph assumes $100 was invested at the market close on October 27, 2021 in our Class A common stock, the Nasdaq Composite Index, and the S&P Retail Select Index, respectively. Such returns are based on historical results and are not intended to suggest future performance. The Nasdaq Composite Index and S&P Retail Select Index assume reinvestment of any dividends. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion focuses on fiscal years 2021 and 2020 financial condition and results of operations and year-to-year comparisons between fiscal years 2021 and 2020. Similar discussion of our fiscal year 2019 financial condition and results and year-to-year comparisons between fiscal years 2020 and 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus (File No. 333-260027) (the “Prospectus”) dated October 27, 2021 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), for our initial public offering (the “IPO”).

In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those described in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors”.

Overview
We give customers ongoing access to our “unlimited closet” — with over 19,000 styles by over 780 designer brands — through our Subscription offering or the ability to rent a-la-carte through our Reserve offering. We also give our subscribers and customers the ability to buy our products through our Resale offering. These offerings allow us to engage and serve our subscribers and customers across diverse use cases from everyday life to special occasions. We have served over 2.5 million lifetime customers across all of our offerings and we had 159,544 ending total subscribers6 (active and paused) as of January 31, 2022. The majority of our revenue is highly recurring and is generated by our subscribers. For the years ended January 31, 2022 and 2021, respectively, 84% and 89% of our total revenue (including Reserve and Resale revenue) was generated by subscribers while they were active or paused.
The variety, breadth and quantity of products we carry is important to our business, and we strategically manage the capital efficient acquisition of a high volume of items every year. We have successfully disproved the myth that fashion apparel items and accessories only last one season as we are able to rent or “turn” our products multiple times over many years. We price our items at a fraction of their retail or comparable value, creating an attractive price and value proposition for our subscribers and customers.
We source virtually all of our products, which includes apparel, accessories and home goods, directly from designer brands. Prior to 2018, we purchased nearly all of our products from our brand partners typically at a discount to wholesale cost, which we refer to as “Wholesale” items. In late 2018, we began to procure products through Share by RTR and Exclusive Designs. See “—Our Product Acquisition Strategy” below for a description of the three ways in which we procure products.
6 Ending total subscribers represents the number of subscribers with an active or paused membership as of the last day of the period and excludes subscribers who had an active or paused subscription during the period, but ended their subscription prior to the last day of the fiscal period.

Recent Business Developments
Initial Public Offering.     On October 29, 2021, we closed our IPO, in which we issued and sold 17,000,000 shares at the public offering price of $21.00 per share. We received net proceeds of $327.3 million after deducting underwriting discounts and commissions and offering expenses.
Debt Paydown and Amendment. Concurrent with our IPO, we paid down our senior secured term loan with Ares Corporate Opportunities Fund V, L.P. (the “Ares Facility”) of $80.7 million in full and $60.0 million of our subordinated, junior lien term loan with Double Helix Pte Ltd. as administrative agent for Temasek Holdings (the “Temasek Facility”), resulting in a total debt repayment of $140.7 million. We also refinanced the remaining Temasek Facility (the “Amended Temasek Facility”).
Key Operating and Financial Results. We have achieved the following operating and financial results for the years ended January 31, 2022 and 2021, respectively:

•Revenue was $203.3 million and $157.5 million, respectively, representing 29.1% growth year-over-year
•115,240 and 54,797 ending Active Subscribers7 (excluding paused subscribers), respectively, representing 110% growth year-over-year.
•159,544 and 95,245 ending Total Subscribers (including paused subscribers), respectively, representing 68% growth year-over-year
•Gross Profit was $69.7 million and $15.5 million, respectively, representing a gross margin of 34.3% and 9.8%, respectively
•Net Loss was $(211.8) million and $(171.1) million, respectively. Net Loss as a percentage of revenue was (104.2)%, as compared to (108.6)% in fiscal year 2020. Net Loss in fiscal year 2021 included $(51.5) million of non-recurring or one-time charges that were primarily non-cash, including a $(24.9) million non-recurring, non-cash loss on the revaluation of warrants that were exercised or reclassified at IPO, a $(12.2) million non-recurring, primarily non-cash loss on the extinguishment of debt paid down concurrently with the IPO, and a $(14.4) million non-cash charge associated with the one-time satisfaction of the liquidity based vesting conditions for certain RSUs upon the effectiveness of our IPO.
•Adjusted EBITDA was $(19.2) million and $(20.3) million, respectively, representing an Adjusted EBITDA margin of (9.4)% and (12.9)%, respectively
•Net cash used in operating activities plus net cash used in investing activities was $(64.8) million and $(101.2) million, respectively; and
•Net cash used in operating activities plus net cash used in investing activities as a percentage of revenue was (31.9)% and (64.3)%, respectively.
•Cash and Cash Equivalents was $247.6 million and $95.3 million, respectively, after paydown of $140.7 million of debt and accrued interest (approximately one-third of the company’s pre-IPO debt balance) with a portion of the IPO proceeds.
Our Product Acquisition Strategy
We acquire and monetize products in three ways: Wholesale, Share by RTR and Exclusive Designs. Wholesale items are acquired directly from brand partners, typically at a discount to wholesale price. Share by RTR items are acquired directly from brand partners on consignment, at zero to low upfront cost with performance-based revenue share payments to our brand partners over time. Exclusive Designs items are designed using our data in collaboration with our brand partners. These units are manufactured through third-party partners with a low upfront fee and minimal revenue share payments to our brand partners over time.
7 Active Subscribers is defined as ending total subscribers as of period end, excluding paused subscribers.

Our three product acquisition methods are strategic levers to manage our capital efficiency, profitability and product risk. Our Exclusive Designs channel uses data insights to acquire items at a lower cost, which are designed to generate higher profitability over time. Share by RTR meaningfully reduces our upfront spend and de-risks our investment since we pay brands primarily based on item performance. Our Share by RTR arrangements with brands target delivering 85% to 100% of comparable wholesale cost to the brand in the first year; however there is no minimum commitment other than the upfront payment if applicable. Nearly all Share by RTR deals consummated after September 2020 include a cap on total potential payments to the brand partner.
In fiscal year 2021, 45% of new items were acquired through Wholesale, 33% through Share by RTR and 22% through Exclusive Designs, compared to 46% Wholesale, 36% Share by RTR and 18% Exclusive Designs in fiscal year 2020. In total, approximately 55% of new items were acquired through the more capital-efficient channels in fiscal year 2021, approximately 54% in fiscal year 2020 and approximately 26% in fiscal year 2019. Both our purchasing power and the diversification into Share by RTR and Exclusive Designs have led to a decrease in average upfront cost per item over time. We expect to decrease the percentage of units acquired through Wholesale and increase the percentage of units acquired through our more capital-efficient channels, Exclusive Designs and Share by RTR, in fiscal year 2022.

	Description	Consolidated Statement of Operations	Consolidated Balance Sheets	Consolidated Statement of Cash Flows	Percent of Items Acquired in FY 2021 / 2020 / 2019
WHOLESALE	Items are acquired directly from brands partners, typically at a discount to wholesale price	Cost is recognized through straight-line depreciation, with a three-year useful life and 20% salvage value, in the "Rental Product Depreciation and Revenue Share" line ⁽¹⁾	Total cost is capitalized as "Rental Products" in long-term assets	Total cost is recognized as a capital expenditure ("Purchases of Rental Product") at time of acquisition	45% / 46% / 74%
SHARE BY RTR ⁽²⁾	Items are acquired directly from brand partners on consignment, at zero to low upfront cost, with performance-based revenue share payments to our brand partners over time	Upfront and performance-based revenue share payments are expensed as incurred in the "Rental Product Depreciation and Revenue Share" line	Items are not capitalized on the balance sheet as we do not own them	Upfront revenue share payments flow through Net Income as incurred	33% / 36% / 15%
EXCLUSIVE DESIGNS ⁽²⁾⁽³⁾	Items are designed using our data in collaboration with our brand partners We manufacture through third-party partners and pay the brand partner an upfront fee and minimal revenue share payments	Upfront and performance-based revenue share payments are expensed as incurred in the "Rental Product Depreciation and Revenue Share" line

		Manufacturing cost is recognized through straight-line depreciation, with a three-year useful life and 20% salvage value, in the "Rental Product Depreciation and Revenue Share" line ⁽¹⁾	Manufacturing cost is capitalized as "Rental Products" in long-term assets	Upfront and revenue share payments flow through Net Income as incurred Manufacturing cost is recognized as a capital expenditure ("Purchases of Rental Product") at time of acquisition	22% / 18% / 11%
For additional details, refer to the section titled "Business - Our Unique Brand Partner Approach."
⁽¹⁾ The cost of accessory items, which made up less than 10% of the gross book value of rental product as of January 31, 2022, is recognized through straight-line depreciation with two-year useful life and 30% salvage value.
⁽²⁾ For both Share by RTR and Exclusive Designs, the Company shares a percentage of revenue less a logistics fee with the brand. This revenue includes (i) revenue attributable to each item in connection with one-time reserve rentals; (ii) revenue attributable to each item from Subscription (this is based on the number of days at home during a subscription period); and (iii) revenue attributable to each item in connection with Resale of such items, less any liquidation costs. Both the percentage of revenue, and the logistics fees, can vary depending on the brand partner. Most Share by RTR items earn revenue until a cap has been reached, at which point, title generally passes from the brand to the Company.
⁽³⁾ Includes a small number of products bearing our trademarks, which are non-Exclusive Designs produced by third-party partners, or our owned brands. These products are purchased at a significantly lower average cost than Wholesale.

For additional details about our business model and our product acquisition strategy, see Part I, Item 1, “Business”.
Key Factors Affecting Our Performance
We believe that our performance and future success depend on a variety of factors that present significant opportunities for our business, but also present risks and challenges that could adversely impact our growth and profitability.

Subscribers and Customers
Our Attractive Cohort Trends. We believe that we have a significant market opportunity ahead of us to increase our base of subscribers and customers, and our long-term growth depends in large part on our continued ability to acquire and retain customers and subscribers.

We partly assess the health of our business by analyzing the performance of our historical customer cohorts over time. A significant portion of our total revenue in each year is generated from customers acquired in previous years. We therefore believe that the performance of our customer cohorts supports our strategies of investing in subscriber and customer acquisition and retention and enhancing the scale of our platform.

The chart below indicates cumulative revenue per customer by customer cohort, which is defined as cumulative total revenue generated by a cohort across all of our product offerings, divided by the original number of customers in the cohort. Customers are placed in cohorts based on the fiscal year in which they first transacted with RTR. Data points reflect only the monthly cohorts that have reached each respective life to date period. Our customer cohorts demonstrate the continued spend and expansion of our customers:

•Each successive customer cohort has higher spending patterns, except for the FY 2020 cohort, which was most impacted by COVID-19.
•Higher spending is driven by increased customer loyalty and customers renting for more days per year, particularly through our Subscription offering.
•Our FY 2021 cohort which is less impacted by COVID-19, exhibited better trends than the FY 2016-2020 historical cohorts.
•Over the last three years, we have increasingly directed customers to our higher revenue Subscription offerings, which has driven a year-over-year improvement in cumulative revenue per customer by cohort as a greater percentage of our customers are subscribers. After the first six months as a customer, we see an inflection in spending as our most loyal customers remain on the platform.

We define CAC as total marketing expense, other than employee expenses, divided by the number of new customers acquired in that period. We acquire customers efficiently as evidenced by over 80% of our lifetime customers having joined organically.

We also specifically assess the behavior of subscribers given they contribute to the majority of our revenue. Cumulative revenue per subscriber by cohort is defined as cumulative total revenue generated across all of our product offerings (which includes Subscription and Reserve Rental Revenue and Other Revenue) by customers who are current or previous subscribers, divided by the original number of subscribers in the cohort. Subscribers are placed in cohorts based on the fiscal year in which they first joined a subscription program. Data points reflect only the monthly cohorts that have reached each respective life to date period.

•Within 3, 6 and 12 months, subscribers from our fiscal year 2018 and 2019 cohorts generated an average of $286, $460 and $691 in cumulative revenue, respectively.

•Our FY 2020 subscriber cohort generated an average of $255, $395 and $622 in cumulative revenue within 3, 6 and 12 months, respectively.

•Our FY 2021 subscriber cohort exhibited better trends in FY 2021 compared to our FY 2018, FY2019 and FY 2020 cohorts, generating $300 in cumulative revenue in 3 months and $497 in 6 months, largely due to the changes we made in 2021 to our subscription programs which have resulted in higher gross margins and revenue per order.

We provide a flexible offering that allows our subscribers to customize their subscription as their everyday life changes, choosing to pause and reactivate their membership as needed. We have historically seen that many subscribers who cancel their subscription will often return to the platform and resubscribe when membership again makes sense for their everyday life.

Brands and Products
Ability to Acquire and Monetize Products Efficiently. Our ability to deliver an elevated experience for our subscribers and customers that keeps them loyal to RTR depends on us having the right assortment. Due to our deep partnerships with brands, we can acquire products directly from them in multiple ways, and due to our expertise in reverse logistics and garment restoration we can monetize our products effectively over their useful life. Diversifying our product acquisition away from 100% Wholesale has driven higher overall product return on investment and reduced the capital needs of the business. In fiscal year 2021, approximately 55% of new items were acquired through our more capital efficient non-Wholesale channels, compared to 54% in fiscal year 2020 and 26% in fiscal year 2019. We continuously evaluate our product acquisition mix to maximize our strategic priorities.

Upfront cost per item is defined as total upfront spend for items acquired in a period divided by the number of items acquired. We define total upfront spend as the total costs of products acquired in a period excluding performance based revenue share payments which are paid out over time. Total upfront spend includes the total acquisition cost for Wholesale items, upfront payments to brand partners for Share by RTR and Exclusive Designs items, third party manufacturing or other similar acquisition costs for Exclusive Designs items, and other ancillary upfront costs such as freight, where applicable. For fiscal year 2021 our average upfront cost per item was $95, representing a 14% decrease from an average upfront cost of $111 in fiscal year 2019. Our diversification into non-Wholesale channels has meaningfully reduced our upfront spend.

Ability to Achieve Leverage in our Cost Structure. Improving operational efficiency of our platform is imperative to maintaining or increasing profitability. We expect our operating costs to increase as we make investments to grow subscribers and revenue and to enhance the customer experience. Though we anticipate quarterly fluctuations in operating leverage, we do not expect these costs to generally grow at the same pace as our total revenue on an annual basis.

We use technology and customer data to drive efficiency across products, fulfillment expenses and operating costs. Our data has allowed us to build a differentiated and proprietary rental reverse logistics platform with a vertically integrated cleaning and restoration process. We have invested in technology and automation in order to drive operating leverage and higher margins as we grow and scale our business.

Over time, we have improved our margins, profitability and cash flow, and we believe we will continue to benefit from economies of scale and are focused on driving additional efficiencies in our operating expenses.

We use Adjusted EBITDA to assess our operating performance and the operating leverage of our business prior to capital expenditures. We also measure the cash consumption of the business including capital expenditures by assessing net cash used in operating activities and net cash used in investing activities on a combined basis.

Seasonality
We experience seasonality in our business, which has been impacted and may in the future change due to the effects of the COVID-19 pandemic. For our subscription rentals, we typically acquire the highest number of subscribers in March through May and September through November, as these are the times customers naturally think about changing over their wardrobes. We generally see a higher rate of subscribers pause in the summer, and in mid-December through the end of January. We historically had typically realized a higher portion of revenue from Reserve rentals during our third and fourth fiscal quarters as a result of increased wedding and holiday events.

The third and fourth fiscal quarters of 2021 demonstrated subscriber seasonality patterns that are generally consistent with our historical trends, though our fourth quarter of 2021 saw a higher rate of pause activity due to the Omicron variant impact. In addition, our seasonality trends are seeing effects from COVID-19 generally, as Reserve orders and revenue are impacted by fewer large-scale holiday and special events compared to pre-COVID-19, especially those typically occurring in the third and fourth quarters. Subscriber acquisition was also impacted by COVID-19 in the fourth quarter of 2021 due to fewer large-scale holiday and special events.

We also experience seasonality in the timing of expenses and capital outlays. Transportation expense, and therefore fulfillment cost, is typically highest in the fiscal fourth quarter, given higher service levels, such as more costly expedited shipping, and competition during holidays. Our most significant product capital expenditures typically occur in the first fiscal quarter and the third fiscal quarter, when we acquire product for the upcoming fall and spring seasons, though impact on cash is dependent on timing of receipt of product.

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

In fiscal year 2021, our financial results continued to be impacted by the COVID-19 pandemic. In particular, in the first quarter of fiscal year 2021 subscriber acquisition and engagement increased as shelter-at-home restrictions were lifted. In the fourth quarter of fiscal year 2021 the Omicron variant negatively impacted us in three key ways by: 1) significantly decreased revenue from our Reserve business as most holiday events were canceled; 2) reduced subscriber acquisition in the second half of quarter; and 3) drove a higher rate of subscriber pause. In fiscal year 2021, results also continued to be impacted by consumers working primarily from home and by special events and occasions not being back to pre-pandemic levels.

We expect the effects of the COVID-19 pandemic and related macro-economic trends, including the spread of potential new variants, to have a continued impact on our business, results of operations, growth rates, and financial condition into fiscal year 2022. In fiscal year 2022, we currently expect an operating environment that, while improved from fiscal year 2021, continues to be impacted by COVID-19. However, we also believe that the backlog of special events and leisure travel that have been pushed to 2022 and 2023 will contribute to additional COVID-19 recovery in those periods.

We continue to take actions to adjust to the changing COVID-19 business environment and related inflationary pressure. For example, we increased wage rates throughout fiscal year 2021 to attract and retain talent at our fulfillment centers and we expect to continue to be impacted by rising labor costs in fiscal year 2022. We also expect transportation costs to continue to increase in fiscal year 2022, and we are focused on diversifying our transportation network to mitigate these rising costs and service delays. Examples of these mitigation efforts include increasing volumes with regional and last-mile carriers and consolidating shipments, such as through the launch of an at-home pickup service in certain markets. Although we continue to face a challenging environment due to the COVID-19 pandemic, rising wages, a decreased level of workforce participation and nationwide shipping carrier delays, we have been able to and plan to continue hiring and are diversifying our transportation network in order to support increasing and/or fluctuating demand for our offerings.

The full extent to which the COVID-19 pandemic, including the spread of any new variants, will directly or indirectly impact our business, results of operations, growth rates, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. Given the uncertainty, we cannot estimate the financial impact of the pandemic on our future results of operations, cash flows, or financial condition. For additional details, see Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.
Key Business and Financial Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key business and financial metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. The calculation of the key business and financial metrics discussed below may differ from similarly titled metrics used by other companies, securities analysts or investors, limiting the usefulness of those measures for comparative purposes. These key business and financial metrics are not meant to be considered as indicators of our financial performance in isolation from or as a substitute for our financial information prepared in accordance with GAAP and should be considered in conjunction with other metrics and components of our results of operations, such as each of the other key business and financial metrics, and our revenue and net loss.

	Years Ended January 31,
	2022	2021	2020

Active Subscribers	115,240	54,797	133,572
Gross Profit	$69.7	$15.5	$53.6
Adjusted EBITDA (1)	$(19.2)	$(20.3)	$(18.0)
__________
(1)Adjusted EBITDA is a non-GAAP financial measure; for a reconciliation to the most directly comparable GAAP financial measure, net loss, and why we consider Adjusted EBITDA to be a useful metric, see “—Non-GAAP Financial Metrics” below.

Active Subscribers: Active Subscribers represents the number of subscribers with an active membership as of the last day of any given period and excludes paused subscribers. In fiscal year 2020, we saw our Active Subscribers decrease due to the COVID-19 pandemic. However, a significant number of our subscribers put their membership on pause rather than canceling. As of January 31, 2022, we had 115,240 Active Subscribers, up 110% year-over-year. Our Active Subscribers as of January 31, 2022, were impacted by the Omicron variant of COVID-19, which reduced subscriber acquisition in the second half of the fourth quarter and drove a higher rate of subscriber pause.

Gross Profit and Gross Margin: We define Gross Profit as total revenue less fulfillment expense, rental product depreciation and revenue share. We depreciate owned apparel assets over three years and owned accessory assets over two years net of 20% and 30% salvage values, respectively, and recognize the depreciation and remaining cost of items when sold or retired on our statement of operations. Rental product depreciation expense is time-based and reflects all items we own. We use Gross Profit and Gross Profit as a percentage of revenue, or Gross Margin, to measure the continued efficiency of our business after the cost of our products and fulfillment costs are included. Gross Profit was $69.7 million for the year ended January 31, 2022 compared to $15.5 million for the year ended January 31, 2021 representing Gross Margins of 34.3% and 9.8%, respectively. The increase in Gross Profit and Gross Margin for the year ended January 31, 2022 was driven by the improvement in some areas of fulfillment costs and lower rental product depreciation and revenue share, which represented a lower percentage of total revenue than in the prior periods. The increase was partially offset by higher operations wage rates and transportation costs. We expect to have the opportunity to improve Gross Profit and Gross Margin over time by driving growth in total revenue and revenue per subscriber, fulfillment and operational efficiency gains, and strategically evolving our mix of product acquisition.
Adjusted EBITDA and Adjusted EBITDA Margin: We define Adjusted EBITDA as net loss, adjusted to exclude interest expense, rental product depreciation, other depreciation and amortization, share-based compensation expense, write-off of liquidated assets, certain non-recurring or one-time costs (see below footnotes to the reconciliation table), income taxes, warrant liability revaluation gains / losses, debt extinguishment gains / losses, other income and expense, and other gains / losses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue, net for a period. Adjusted EBITDA was $(19.2) million for the year ended January 31, 2022 compared to $(20.3) million for the year ended January 31, 2021, representing margins of (9.4)% and (12.9)%, respectively. Adjusted EBITDA and Adjusted EBITDA Margin have increased for the year ended January 31, 2022 due to the improvement in Gross Profit and Gross Margin, and improved operating leverage across technology and general and administrative expenses excluding one-time costs and share-based compensation. We have the opportunity to improve Adjusted EBITDA as we increase revenue and drive higher revenue per subscriber, fulfillment and operational efficiency gains, and operating expense leverage.
Components of Results of Operations
Total Revenue, Net
Our total revenue, net consists of Subscription and Reserve rental revenue and Other revenue. Total revenue is presented net of promotional discounts, credits and refunds, and taxes.
Subscription and Reserve Rental Revenue.    We generate Subscription and Reserve rental revenue from subscription and Reserve rental fees. We recognize subscription fees ratably over the subscription period, commencing on the date the subscriber enrolls in a subscription program. These fees are collected upon enrollment and any revenue from an unrecognized portion of the subscription period is deferred to the following fiscal period. We recently announced a price increase for our subscription plans, which we expect will generally increase revenue per subscriber by program over time. We recognize Reserve fees over the rental period, which starts on the date of delivery of the product to the customer. Reserve orders can be placed up to four months prior to the rental start date and the customer’s payment form is charged upon order confirmation. We defer recognizing the rental fees and any related promotions for Reserve rentals until the date of delivery, and then recognize those fees evenly over the four- or eight-day rental period.
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

Costs and Expenses
Fulfillment.    Fulfillment expenses consist of all costs to receive, process and fulfill customer orders. This primarily includes shipping costs to/from customers and personnel and related costs, which includes salaries and bonuses, and employee benefit costs. Personnel and related costs are related to processing inbound and outbound customer orders, cleaning, restoring and repairing items received from customers, tracking and managing items within our fulfillment center network and ingesting new items received from brands. Fulfillment expenses also include costs of packing materials, cleaning supplies, and other fulfillment-related expenses. We expect fulfillment costs to increase in the future as order volume increases and because costs to ship and process orders to/from customers are expected to increase due to increasing prices in the transportation market which we started to see in the third and fourth quarters of fiscal year 2021. We also expect fulfillment expense to increase due to competitive pressures in the labor market which could lead to continued higher wage rates. We increased warehouse wage rates during the year ended January 31, 2022 and believe we will continue to be impacted by rising wage rates. We expect to continue to invest in automation and other process improvements to support and drive efficiencies in our operations. To the extent we are successful in becoming more efficient in fulfilling orders, and at a magnitude that is able to offset increasing shipping costs, wage rates and cleaning/packing supply price increases, we would expect these expenses to decrease as a percentage of total revenue over the longer term.
Technology.    Technology expenses consist of personnel and related costs for employees engaged in software development and engineering, quality assurance, product, customer experience, data science, analytics and information technology-related efforts, net of personnel costs associated with capitalized software. Technology expenses also include professional services, third-party hosting expenses, website monitoring costs, and software and license fees. We expect to increase technology expenses as we continue to improve the customer and subscriber experience and invest in our technology stack and infrastructure to support overall growth in our business and distribution network. While these expenses may vary from period to period as a percentage of total revenue, we expect them to decrease as a percentage of total revenue over the longer term.
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
General and Administrative.    General and administrative expenses consist of all other personnel and related costs, including customer service, finance, tax, legal, human resources, fashion and photography and fixed operations costs. General and administrative expenses also include occupancy costs (including warehouse-related), photography costs, professional services, credit card fees, general corporate and warehouse expenses, other administrative costs, gains and losses due to foreign exchange rate fluctuations associated with consolidating our foreign subsidiary at each period end, and gains and losses associated with asset disposals and operating lease terminations. We expect to increase general and administrative expenses as we grow our infrastructure to support operating as a public company and the overall growth of the business. We also expect rent expense and other facilities-related costs to increase in the future as we expand our distribution network to support overall business growth and fulfillment cost-reduction initiatives. While these expenses may vary from period to period as a percentage of total revenue, we expect them to decrease as a percentage of total revenue over the longer term.
Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share expenses consist of depreciation and write-offs of rental products, and payments under revenue share arrangements with brand partners. We depreciate the cost, less an estimated salvage value, of our owned products (Wholesale and Exclusive Designs items), over the estimated useful lives of these items and, if applicable, accelerate depreciation of the items when they are no longer in rental condition. We recognize the cost of items acquired under Share by RTR, as incurred, through upfront payments and performance-based revenue share payments. We expect rental product depreciation and revenue share expenses to increase in absolute dollars as we continue to support subscriber and customer growth. The amount and proportion of rental product depreciation and revenue share will vary from period to period based on how we acquire items as well as the mix of our rental product base.

Other Depreciation and Amortization.    Other depreciation and amortization expenses consist of depreciation and amortization amounts for fixed assets, intangible assets including capitalized software, and financing right-of-use assets.
Interest Income / (Expense).    Interest income / (expense) consists primarily of accrued paid-in-kind interest, cash interest and debt issuance cost amortization associated with our Amended Temasek Facility going forward.

Gain / (Loss) on Warrant Liability Revaluation, Net.     Gain / (loss) on warrant liability revaluation is associated with revaluing liability classified warrants to the respective fair value at period end or prior to conversion. As of January 31, 2022, all outstanding warrants are equity classified and therefore do not require remeasurement going forward.
Gain / (Loss) on Debt Extinguishment, Net.    Gain / (loss) on debt extinguishment is associated with debt extinguishment including the write off of the unamortized debt issuance costs which most recently occurred at the time of our IPO. These are primarily non-cash and are associated with debt paydown transactions which are non-recurring.
Other Income / (Expense).    Other income / (expense) consists primarily of proceeds from previous insurance claims and proceeds from monetizing tax credits associated with growth.
Income Tax Benefit / (Expense).    Income taxes consist primarily of state minimum taxes and Irish refundable tax credits. We have established a valuation allowance for our U.S. federal and state deferred tax assets, including net operating losses. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized by way of expected future taxable income in the United States.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following tables set forth our results of operations for the periods presented:

	Years Ended January 31,
	2022	2021	2020
	(in millions)
Revenue:
Subscription and Reserve rental revenue	$185.8	$135.9	$235.4
Other revenue	17.5	21.6	21.5
Total revenue, net	203.3	157.5	256.9
Costs and expenses:
Fulfillment	61.9	53.0	118.1
Technology	45.3	37.7	40.2
Marketing	26.5	8.1	22.9
General and administrative	104.4	77.2	98.9
Rental product depreciation and revenue share	71.7	89.0	85.2
Other depreciation and amortization	19.4	23.0	21.6
Total costs and expenses	329.2	288.0	386.9
Operating loss	(125.9)	(130.5)	(130.0)
Interest income / (expense), net	(53.0)	(46.6)	(24.0)
Gain / (loss) on warrant liability revaluation, net	(24.9)	0.4	—
Gain / (loss) on debt extinguishment, net	(12.2)	(0.6)	—
Other income / (expense), net	3.9	6.2	(0.1)
Net loss before income tax benefit / (expense)	(212.1)	(171.1)	(154.1)
Income tax benefit / (expense)	0.3	—	0.2
Net loss	$(211.8)	$(171.1)	$(153.9)
Comparison of the years ended January 31, 2022 and 2021
Total Revenue, Net.    Total revenue, net was $203.3 million for the year ended January 31, 2022, an increase of $45.8 million, or 29.1%, compared to $157.5 million for the year ended January 31, 2021. This increase was primarily driven by the increase in overall demand, including subscriber count, directly attributable to the COVID-19 recovery compared to last year.
Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $185.8 million for the year ended January 31, 2022, an increase of $49.9 million, or 36.7%, compared to $135.9 million for the year ended January 31, 2021. This increase was primarily driven by the 110% year-over-year increase in active subscriber count and the increase in Reserve rental revenue as a result of the COVID-19 pandemic recovery as compared to last year. In the fourth quarter of fiscal year 2021 Omicron negatively impacted our Reserve revenue as most holiday events were canceled. In addition, our active subscriber count was impacted due to a reduction in subscriber acquisition in the second half of the fourth quarter and a higher rate of subscriber pause. We recently announced a price increase for our subscription plans, which we expect will generally increase revenue per subscriber by program over time.
Other Revenue.    Other revenue was $17.5 million for the year ended January 31, 2022, a decrease of $4.1 million, or 19.0%, compared to $21.6 million for the year ended January 31, 2021. This decrease was primarily driven by an intentional mix shift of revenue during fiscal year 2020 (and especially at the peak of the COVID-19 pandemic) from Subscription and Reserve rental revenue to Other revenue which was not the Company’s strategy in fiscal year 2021. In the prior period, we launched additional resale initiatives and increased promotional activities for resale items in order to increase revenue from subscribers. These promotional activities were reduced in fiscal year 2021 which resulted in Other revenue representing 8.6% of total revenue, down from 13.7% in fiscal year 2020.

Costs and Expenses.    Total costs and expenses were $329.2 million for the year ended January 31, 2022, an increase of $41.2 million, or 14.3%, compared to $288.0 million for the year ended January 31, 2021. This increase was primarily driven by $26.6 million of share-based compensation, of which $14.4 million was due to the one-time satisfaction of the liquidity-based vesting conditions for certain RSUs previously outstanding and certain RSUs which were granted upon the effectiveness of our IPO in October 2021. The increase was also driven, to a lesser extent, by an increase in marketing initiatives, fulfillment expenses to support demand related growth, and hiring to support our increased growth and transition to a public company. The increase compared to the prior period was partially offset by lower rental product depreciation driven by fewer units sold and fewer units on hand requiring depreciation, as product depreciation is time based.
Fulfillment.    Fulfillment expenses were $61.9 million for the year ended January 31, 2022, an increase of $8.9 million, or 16.8%, representing 30.4% of revenue, compared to $53.0 million for the year ended January 31, 2021, representing 33.7% of revenue. The increase in fulfillment dollars was primarily driven by an increase in demand-related growth and an increase in wage rates and transportation costs which are expected to continue in fiscal year 2022, partially offset by fulfillment labor process improvements. Fulfillment expenses as a percentage of revenue were 30.4% for the year ended January 31, 2022 compared with 33.7% last year.
Technology.    Technology expenses were $45.3 million for the year ended January 31, 2022, an increase of $7.6 million, or 20.2%, compared to $37.7 million for the year ended January 31, 2021. This increase was primarily driven by an increase in personnel costs during fiscal year 2021 to support future growth initiatives, compared to the prior period which was impacted by COVID-19 related personnel cost reductions. This increase was also driven by $4.2 million of share-based compensation for technology personnel, of which $1.9 million is related to the one-time satisfaction of the liquidity-based vesting conditions for certain RSUs upon the effectiveness of our IPO in October 2021. Technology expenses were 22.3% of revenue for the year ended January 31, 2022 and included the one time share-based compensation charge representing 0.9% of revenue. Technology expenses as a percentage of revenue were 23.9% last year. We expect technology expenses to increase in fiscal year 2022, driven by continued strategic investments.
Marketing.    Marketing expenses were $26.5 million for the year ended January 31, 2022, an increase of $18.4 million, or 227.2%, compared to $8.1 million for the year ended January 31, 2021. This increase was driven by the increased marketing initiatives as compared to the same period last year which had reduced paid and brand marketing spend during the COVID-19 pandemic, in addition to marketing personnel cost reductions. The current period also includes $1.0 million of share-based compensation for marketing personnel, of which $0.3 million is related to the one-time satisfaction of the liquidity-based vesting conditions for certain RSUs upon the effectiveness of our IPO in October 2021, which represented 0.1% of revenue. Marketing expenses unrelated to personnel costs were $20.6 million in the year ended January 31, 2022 and 10.1% of revenue, of which 1.2% was related to a small brand campaign. Marketing expenses unrelated to personnel costs were $4.2 million last year and 2.7% of total revenue. We expect marketing expenses to increase in absolute dollars in fiscal year 2022, in particular in the first half, in order to drive subscriber growth and higher recurring revenue earlier in the year.
General and Administrative.    General and administrative (“G&A”) expenses were $104.4 million for the year ended January 31, 2022, an increase of $27.2 million, or 35.2%, compared to $77.2 million in the year ended January 31, 2021. This increase was driven by $21.4 million of share-based compensation for G&A personnel, of which $12.2 million was related to the one-time satisfaction of the liquidity-based vesting conditions for certain RSUs previously outstanding and certain RSUs which were granted upon the effectiveness of our IPO in October 2021. The increase was also driven, to a lesser extent, by the increase in personnel costs required to support our growth and transition to a public company and increased legal and consulting fees required to support our public company transition. The prior period was also more impacted by cost saving initiatives at the onset of COVID-19 including personnel cost reductions. The increase was partially offset by lower customer experience personnel costs due to fewer subscribers requiring support during the year ended January 31, 2022, compared to the support required at the onset of COVID-19 and a $1.5 million increase in the gain/loss from liquidated rental product sales. G&A expenses as a percentage of revenue were 51.4% and included $12.2 million of costs associated with the one-time share-based compensation charge representing 6.0% of revenue. G&A expenses as a percentage of revenue were 49.0% last year.

Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $71.7 million for the year ended January 31, 2022, a decrease of $17.3 million, or 19.4%, compared to $89.0 million in the year ended January 31, 2021. Rental product depreciation and revenue share was 35.3% of revenue in the year ended January 31, 2022, down from 56.5% in the prior period. The decrease is a result of fewer units sold and fewer units on hand requiring depreciation, as product depreciation is time based, partially offset by an increase in revenue share.
Other Depreciation and Amortization.    Other depreciation and amortization was $19.4 million for the year ended January 31, 2022, a decrease of $3.6 million, or 15.7%, compared to $23.0 million in the year ended January 31, 2021. This decrease was primarily driven by the decrease in capitalized software amortization and lower depreciation associated with our reusable garment bags. Reusable bag depreciation is time based and fewer bags were purchased and depreciated, as a result of the reduction in shipment volume in fiscal year 2020 which was more heavily impacted by COVID-19.
Interest Income / (Expense), Net.    Interest expense, net was $53.0 million for the year ended January 31, 2022, an increase of $6.4 million, or 13.7%, compared to $46.6 million for the year ended January 31, 2021. This increase was driven by the incremental accrued payment-in-kind interest related to the additional Ares debt incurred in October 2020 and paid down in full in October 2021. Of the $53.0 million total interest expense in the year ended January 31, 2022, $38.8 million was the accrual of paid-in kind (“PIK”) interest, $8.3 million was cash, financing lease interest and other interest and $5.9 million was debt discount amortization, compared with $36.9 million of PIK interest, $4.7 million of cash, financing lease interest and other interest and $5.0 million of debt discount amortization in the year ended January 31, 2021.
Gain / (Loss) on Warrant Liability Revaluation, Net.    Gain / (loss) on warrant liability revaluation, net was $(24.9) million for the year ended January 31, 2022, a decrease of $25.3 million compared to $0.4 million for the year ended January 31, 2021. This decrease was driven by the non-recurring and non-cash revaluation of liability classified warrants associated with prior lender facilities to their fair value in the current period or prior to conversion. As of January 31, 2022, all outstanding warrants are equity classified and therefore remeasurement after the third quarter of fiscal year 2021 is not required.
Gain / (Loss) on Debt Extinguishment, Net.    Gain / (loss) on debt extinguishment, net was $(12.2) million for the year ended January 31, 2022, an increase of $11.6 million, compared to $(0.6) million for the year ended January 31, 2021. The costs in the current period were associated with the fees and unamortized debt issuance costs related to the Ares debt paydown upon the IPO in October 2021, compared to the prior lender debt extinguishment in the prior period. These charges were primarily non-cash and are associated with debt paydown transactions which are non-recurring.
Other Income / (Expense), Net.    Other income / (expense), net was $3.9 million for the year ended January 31, 2022, a decrease of $2.3 million, compared to $6.2 million for the year ended January 31, 2021. This decrease was primarily driven by $5.0 million of insurance claim proceeds and $1.3 million of monetized tax credits settled during fiscal year 2020 compared to $4.0 million of insurance claim proceeds, settled during fiscal year 2021.
Non-GAAP Financial Metrics
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP financial metrics are useful in evaluating our performance. These non-GAAP financial metrics are not meant to be considered as indicators of our financial performance in isolation from, or as a substitute, for our financial information prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. There are limitations to the use of the non-GAAP financial metrics presented in this Annual Report. For example, our non-GAAP financial metrics may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial metrics differently than we do, limiting the usefulness of those measures for comparative purposes.

The reconciliation of the below non-GAAP financial metrics to the most directly comparable GAAP financial measure is presented below. We encourage reviewing the reconciliation in conjunction with the presentation of the non-GAAP financial metrics for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items, and may include other expenses, costs and non-recurring items.
Adjusted EBITDA and Adjusted EBITDA Margin.    Adjusted EBITDA and Adjusted EBITDA Margin are key performance measures used by management to assess our operating performance and the operating leverage of our business prior to capital expenditures. Our Adjusted EBITDA margins have improved from (12.9)% in the year ended January 31, 2021 to (9.4)% in the year ended January 31, 2022.
The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Years Ended January 31,
	2022	2021	2020
	(in millions)
Net loss	$(211.8)	$(171.1)	$(153.9)
Interest (income) / expense, net (1)	53.0	46.6	24.0
Rental product depreciation	50.3	69.9	75.7
Other depreciation and amortization (2)	19.4	23.0	21.6
Share-based compensation (3)	26.6	8.2	6.8
Write-off of liquidated assets (4)	4.8	3.3	4.1
Non-recurring adjustments (5)	5.3	4.2	3.8
Income tax (benefit) / expense	(0.3)	—	(0.2)
(Gain) / loss on warrant liability revaluation, net (6)	24.9	(0.4)	—
(Gain) / loss on debt extinguishment, net (7)	12.2	0.6	—
Other (income) / expense, net (8)	(3.9)	(6.2)	0.1
Other (gains) / losses (9)	0.3	1.6	—
Adjusted EBITDA	$(19.2)	$(20.3)	$(18.0)
Adjusted EBITDA Margin (10)	(9.4)%	(12.9)%	(7.0)%
__________
(1)Includes debt discount amortization of $5.9 million in the year ended January 31, 2022, $5.0 million in the year ended January 31, 2021, and $4.0 in the year ended January 31, 2020.
(2)Includes non-rental product depreciation and capitalized software amortization.
(3)Reflects the non-cash expense for share-based compensation. The year ended January 31, 2022 includes $14.4 million related to the one-time satisfaction of the liquidity-based vesting conditions for certain RSUs previously outstanding and certain RSUs which were granted upon the effectiveness of our IPO in October 2021.
(4)Reflects the write-off of the remaining book value of liquidated products that had previously been held for sale.
(5)Non-recurring adjustments for the year ended January 31, 2022 includes $5.2 million of public readiness preparation costs, for the year ended January 31, 2021 includes $3.2 million of costs related to COVID-19 related matters including severance, furlough benefits, one-time bonuses, and related legal fees and $0.5 million of shipping carrier transition costs, and for the year ended January 31, 2020, $2.8 million of costs related to a September 2019 software outage and $1.0 million related to legal costs and settlements.
(6)Includes the expense associated with revaluing prior liability classified lender warrants to the respective fair value at period end, or prior to conversion. As of January 31, 2022, all outstanding warrants are equity classified and therefore do not require remeasurement going forward.
(7)Includes debt extinguishment costs related to debt paydown in the periods presented.
(8)Primarily includes $(4.0) million of insurance claim proceeds for the year ended January 31, 2022 and $(5.0) million of insurance claim proceeds and $(1.3) million of proceeds from monetizing tax credits for the year ended January 31, 2021.
(9)Includes costs associated with the write-off of asset disposals, operating lease terminations and foreign exchange.
(10)Adjusted EBITDA Margin calculated as Adjusted EBITDA as a percentage of revenue.

Liquidity and Capital Resources
Since our founding, we have financed our operations primarily from net proceeds from the sale of redeemable preferred stock, common stock and debt financings. As of January 31, 2022, we had cash and cash equivalents of $247.6 million and restricted cash of $12.0 million ($5.4 million current and $6.6 million noncurrent), and an accumulated deficit of $(801.2) million.

As disclosed above, on October 29, 2021, we closed our IPO, in which we issued and sold 17,000,000 shares at a public offering price of $21.00 per share. We received net proceeds of $327.3 million after deducting underwriting discounts and commissions and offering expenses.

Concurrent with our IPO, we paid down our senior secured term loan of $80.7 million (including accrued interest) with Ares Corporate Opportunities Fund V, L.P. (the “Ares Facility”) in full and $60.0 million of our Temasek Facility and refinanced the remaining Temasek Facility, resulting in a total debt repayment of $140.7 million. Our total indebtedness as of January 31, 2022 was $260.8 million. For a description of the terms of our current and prior credit agreements, see “Note 7 – Long-Term Debt” in the Notes to the Consolidated Financial Statements.

We expect that operating losses and negative cash flows from operations could continue in the foreseeable future as we continue to acquire products and increase other investments in our business. We believe our existing cash and cash equivalents, and cash generated from our operations, will be sufficient to sustain our business operations, to satisfy our debt service obligations and to comply with our amended debt covenants for at least the next 12 months from the date of this Annual Report.

Our future capital requirements will depend on many factors, including, but not limited to, growth in the number of customers and Active Subscribers and the timing of investments in technology and personnel to support the overall growth of our business. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. In particular, the recent COVID-19 pandemic has caused disruption in the global financial markets, which could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Years Ended January 31,
	2022	2021	2020
	(in millions)
Net cash (used in) provided by operating activities	$(42.3)	$(42.8)	$(37.6)
Net cash (used in) provided by investing activities	(22.5)	(58.4)	(138.6)
Net cash (used in) provided by financing activities	215.2	168.5	177.9
Net increase in cash and cash equivalents and restricted cash	150.4	67.3	1.7
Cash and cash equivalents and restricted cash at beginning of period	109.2	41.9	40.2
Cash and cash equivalents and restricted cash at end of period	$259.6	$109.2	$41.9

We also measure the cash consumption of the business including capital expenditures, by assessing net cash used in operating activities and net cash used in investing activities on a combined basis, which improved from $(101.2) million in the year ended January 31, 2021 to $(64.8) million in the year ended January 31, 2022.

The sum of net cash used in operating activities and net cash used in investing activities, as a percentage of revenue, improved from (64.3)% in the year ended January 31, 2021 to (31.9)% in the year ended January 31, 2022.

Net cash (used in) provided by operating activities.    For the year ended January 31, 2022, net cash used in operating activities was $(42.3) million, which consisted of a net loss of $(211.8) million, partially offset by non-cash charges of $171.3 million, proceeds from sale of rental product of $12.9 million and a net change of $11.1 million in our operating assets and liabilities. The non-cash charges were primarily comprised of $49.7 million of rental product depreciation and write-off expenses, $38.8 million of payment-in-kind interest, $24.9 million loss on remeasurement of warrant liability, $26.6 million of share-based compensation, $5.9 million of debt discount amortization, $12.2 million loss on debt extinguishment (primarily non-cash), $19.5 million of other fixed and intangible asset depreciation and amortization, and $(6.3) million of previously accrued PIK interest which was settled in the period in connection with the extinguishment of our Ares Facility.
For the year ended January 31, 2021, net cash used in operating activities was $(42.8) million, which consisted of a net loss of $(171.1) million, partially offset by non-cash charges of $145.2 million, proceeds of sale of rental product of $17.9 million and a net change of $1.0 million in our operating assets and liabilities. The non-cash charges were primarily comprised of $70.8 million of rental product depreciation and write-off expenses, $36.9 million of payment-in-kind interest, $8.2 million of share-based compensation, $5.0 million of debt discount amortization, $0.6 million loss on debt extinguishment and $24.1 million of other property and equipment and software depreciation and amortization.
Net cash (used in) provided by investing activities.    For the year ended January 31, 2022, net cash used in investing activities was $(22.5) million, primarily consisting of $(30.8) million of purchases of rental product incurred in the period and $(10.3) million of purchases of fixed and intangible assets. The investment in rental product does not include an additional $6.5 million of cost for units received in the current period but not yet paid for, but does include $(3.6) million of cost for units paid for in the current period but received in the prior period (see the Supplemental Cash Flow Information in Part II, Item 8. Financial Statements and Supplementary Data). The investment in rental product was to support our growth in customer demand as a result of the COVID-19 recovery. The majority of the investment in fixed and intangible assets was related to investments in automation assets, additional processing machinery and equipment for our Secaucus and Arlington warehouses, reusable bags and capitalized technology labor. The cash used in investing activities was partially offset by $12.9 million of proceeds from the sale of owned rental products and $5.7 million of proceeds from sales of liquidated rental products.
For the year ended January 31, 2021, net cash used in investing activities was $(58.4) million, primarily consisting of $(54.9) million of purchases of rental product and $(23.8) million of purchases of fixed and intangible assets. The investment in rental product did not include the additional $3.6 million of cost for units received in the current period but not yet paid for, but did include $(3.7) million of cost for units paid for in the current period but received in the prior period (see Supplemental Cash Flow Information in Part II, Item 8. Financial Statements and Supplementary Data). The investment in rental product was to support growth in planned customer demand prior to the onset of COVID-19. The majority of the investment in fixed and intangible assets was related to the build-out of our new headquarters in Brooklyn, NY, the investment in automation assets and additional processing machinery and equipment for our warehouses in addition to capitalized technology labor . The cash used in investing activities was partially offset by $17.9 million of proceeds from sales of owned rental products and $2.4 million of proceeds from sales of liquidated rental products.
Net cash provided by (used in) financing activities.    During the year ended January 31, 2022, net cash provided by financing activities was $215.2 million, consisting primarily of $327.3 million from the sale of Class A common stock in our IPO which is net of the underwriting discounts of $(24.1) million and deferred equity issuance costs of $(5.6) million, $21.2 million from the issuance of redeemable preferred stock, $3.3 million from the exercise of options and $3.1 million of net proceeds from short term financing agreements and other financing payments. The cash from financing activities was partially offset by $(139.7) million in debt payments and extinguishment costs.

During the year ended January 31, 2021, net cash provided by financing activities was $168.5 million, consisting primarily of net proceeds from issuance of debt of $111.0 million and proceeds from the issuance of redeemable preferred stock of $60.4 million.
Contractual Obligations and Commitments
In October 2021, we paid down outstanding principal and accrued interest of our Ares Facility in full and a portion of our Temasek Facility. Additionally, we entered into the Amended Temasek Facility. As of January 31, 2022, we had approximately $260.8 million of total debt outstanding, none of which is payable within the next 12 months. See “Note 7 — Long-Term Debt” in the Notes to the Consolidated Financial Statements for more information.

As of January 31, 2022, we had approximately $88.9 million of long-term operating lease obligations of which $13.6 million of lease obligations are payable within the next 12 months. See also “Note 4 – Leases – Lessee Accounting” and “Note 16 - Subsequent Events” in the Notes to the Consolidated Financial Statements, which describes a reduction of $10.6 million in the Company’s minimum fixed lease obligations subsequent to the Company’s fiscal year-end.
Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates using assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods, as well as related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and the amount of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material. We believe that the accounting estimates discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Rental Product
We consider rental product to be a long-term productive asset and, as such, classify it as a noncurrent asset on the consolidated balance sheets. Rental product is stated at cost, less accumulated depreciation. We depreciate rental product, less salvage value, over the useful lives of the assets using the straight-line method. Depreciation on rental products is an estimate based on the following assumptions:
•Useful life: our projection of the period over which we can monetize our rental products through our Subscription or Reserve rental offerings
•Salvage value: our projection of the proceeds that can be expected to be generated from rental product once it is no longer considered rentable, expressed as a percentage of the acquisition cost

The useful life is determined based on historical trends and an assessment of any future changes. The salvage value considers the historical trends and projected liquidation proceeds for the assets. A change in the assumption used for useful life or salvage value would either increase or decrease accumulated depreciation and depreciation expense reflected on our consolidated balance sheets within rental product, net and on our consolidated statements of operations within rental product depreciation and revenue share, respectively. Our historical results continue to support the use of these assumptions.

Right-of-Use Assets and Lease Liabilities
Right-of-use (“ROU”) assets and lease liabilities are measured and recognized at the lease commencement date or lease modification date based on the present value of fixed lease payments over the expected lease term. Because the majority of our leases do not include an implicit discount rate, we use an estimated incremental borrowing rate (“IBR”), to determine the present value of future minimum lease payments. The sensitivity of the estimate is due to the judgement used in the determination of the synthetic credit rating and the development of the related benchmark yield curves.

Share-Based Compensation
We measure share-based compensation expense for all equity classified awards based on the estimated fair value of the awards on the date of grant. The fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service period of the award. We estimate grant date fair value of stock options using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the following:

•Fair value of common stock. Following the closing of our IPO, the fair market value of our common stock is based on the closing price as reported on the date of grant on the Nasdaq Stock Market, on which the Company’s stock is traded. Prior to the close of our IPO, because our common stock was not yet publicly traded, we were required to estimate the fair value of its common stock. The fair value of the shares of common stock underlying the stock options was historically determined by a third-party valuation firm and approved by our board of directors. The fair value of our common stock was determined by considering a number of objective and subjective factors, including: the valuation of comparable companies, sales of preferred stock to unrelated third parties, our operating and financial performance, the lack of liquidity of common stock and general and industry specific economic outlook, among other factors.
•Expected volatility. As a result of the lack of historical and implied volatility data of our common stock, the expected stock price volatility has been estimated based on the historical volatilities of a specified group of companies in its industry for a period equal to the expected life of the option. We selected companies with comparable characteristics, including enterprise value, risk profiles, and position within the industry, and with historical share price information sufficient to meet the expected term of the stock options. The historical volatility data has been computed using the daily closing prices for the selected companies.
•Expected term. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding and is estimated under the simplified method using the vesting and contractual terms.
•Risk-free interest rate. The expected risk-free rate assumption is based on the U.S. Treasury instruments whose term is consistent with the expected term of the stock options.
•Expected dividend yield. The expected dividend assumption is based on our history and expectation of dividend. We have not paid dividends and do not expect to do so in the foreseeable future.

Upon grant of awards, we also estimate an amount of forfeitures that will occur prior to vesting. We estimate forfeitures based on the dynamic forfeiture model based on our historical forfeitures of stock options adjusted to reflect future changes in facts and circumstances, if any.

Warrants
Warrants held prior to the IPO did not meet the criteria for equity treatment were recorded as liabilities. Accordingly, we classified the warrants as liabilities at their fair value and adjusted the warrants to fair value at each previous reporting period. This liability was subject to re-measurement at each balance sheet date until exercised, and any change in fair value was recognized in our consolidated statements of operations. The warrants were valued using a Black-Scholes option pricing model. The assumptions used in preparing the model include estimates such as fair value of the underlying shares, expected volatility, expected term, risk-free interest rate and expected dividend yield. This valuation model used unobservable market share price input on a recurring basis, and therefore the liability was classified as Level 3. As of January 31, 2022, the Company had no outstanding warrants classified as liabilities.

Recent Accounting Pronouncements
See “Note 2 — Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position because of adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure resulting from potential changes in inflation.

Interest Rate Risk
As of January 31, 2022, we had cash and cash equivalents of $247.6 million and $260.8 million of debt outstanding under the Temasek Facility. Cash and cash equivalents consists primarily of cash held in financial institutions within the United States and Ireland and cash in transit from third-party credit card providers. Borrowings under the Temasek Facility bear interest at fixed rates. We have minimal exposure to market risk relating to changes in interest rates as they can affect the amount of interest income we earn on our cash. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of January 31, 2022, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements.

Foreign Currency Risk
Our net revenue is denominated in U.S. dollars and a portion of our operating expenses are incurred outside the United States, denominated in foreign currencies. Accordingly, our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. As of January 31, 2022, a hypothetical 10% change in the relative value of the U.S. dollar to other currencies would not have had a material effect on our results of operations.

Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. For a discussion of recent wage increases and transportation costs related, in part, to inflationary pressures, see “Impact of COVID-19 on Our Business” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenue. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rent the Runway, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rent the Runway, Inc. and its subsidiary (the “Company”) as of January 31, 2022 and 2021, and the related consolidated statements of operations, of changes in redeemable preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
April 14, 2022

We have served as the Company’s auditor since 2020.

RENT THE RUNWAY, INC. Consolidated Balance Sheets
(In millions, except share and per share amounts)

	January 31,	January 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$247.6	$95.3
Restricted cash, current	5.4	3.4
Prepaid expenses and other current assets	11.7	4.7
Total current assets	264.7	103.4
Restricted cash	6.6	10.5
Rental product, net	76.3	97.6
Fixed assets, net	57.2	64.7
Intangible assets, net	6.4	7.8
Operating lease right-of-use assets	31.5	34.9
Other assets	4.8	1.8
Total assets	$447.5	$320.7
Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$15.9	$7.2
Accrued expenses and other current liabilities	30.0	14.1
Deferred revenue	10.4	5.6
Customer credit liabilities	6.9	7.0
Operating lease liabilities	5.6	6.7
Total current liabilities	68.8	40.6
Long-term debt, net	260.8	355.1
Operating lease liabilities	46.4	51.5
Warrant liability	—	11.8
Other liabilities	0.4	0.3
Total liabilities	376.4	459.3
Commitments and Contingencies (Note 15)
Redeemable preferred stock, $0.001 par value; 0 and 35,236,646 shares authorized as of January 31, 2022 and 2021, respectively; 0 and 31,137,921 shares issued and outstanding as of January 31, 2022 and 2021, respectively; liquidation preference of $0.0 million and $393.7 million as of January 31, 2022 and 2021, respectively	—	388.1
Stockholders’ equity (deficit)
Common stock, $0.001 par value; 0 and 60,000,000 shares authorized as of January 31, 2022 and 2021, respectively; 0 and 10,456,521 shares issued and outstanding as of January 31, 2022 and 2021, respectively	—	—
Class A common stock, $0.001 par value; 300,000,000 and 0 shares authorized as of January 31, 2022 and 2021, respectively; 60,104,058 and 0 shares issued and outstanding as of January 31, 2022 and 2021, respectively	0.1	—
Class B common stock, $0.001 par value; 50,000,000 and 0 shares authorized as of January 31, 2022 and 2021, respectively; 2,932,739 and 0 shares issued and outstanding as of January 31, 2022 and 2021, respectively	—	—
Preferred stock, $0.001 par value; 10,000,000 and 0 shares authorized as of January 31, 2022 and 2021, respectively; 0 and 0 shares issued and outstanding as of January 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	872.2	62.7
Accumulated deficit	(801.2)	(589.4)
Total stockholders’ equity (deficit)	71.1	(526.7)
Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$447.5	$320.7
The accompanying notes are an integral part of these consolidated financial statements.

RENT THE RUNWAY, INC. Consolidated Statements of Operations
(In millions, except share and per share amounts)

	Year Ended January 31,
	2022	2021	2020
Revenue:
Subscription and Reserve rental revenue	$185.8	$135.9	$235.4
Other revenue	17.5	21.6	21.5
Total revenue, net	203.3	157.5	256.9
Costs and expenses:
Fulfillment	61.9	53.0	118.1
Technology	45.3	37.7	40.2
Marketing	26.5	8.1	22.9
General and administrative	104.4	77.2	98.9
Rental product depreciation and revenue share	71.7	89.0	85.2
Other depreciation and amortization	19.4	23.0	21.6
Total costs and expenses	329.2	288.0	386.9
Operating loss	(125.9)	(130.5)	(130.0)
Interest income / (expense), net	(53.0)	(46.6)	(24.0)
Gain / (loss) on warrant liability revaluation, net	(24.9)	0.4	—
Gain / (loss) on debt extinguishment, net	(12.2)	(0.6)	—
Other income / (expense), net	3.9	6.2	(0.1)
Net loss before income tax benefit / (expense)	(212.1)	(171.1)	(154.1)
Income tax benefit / (expense)	0.3	—	0.2
Net loss	$(211.8)	$(171.1)	$(153.9)
Net loss per share attributable to common stockholders, basic and diluted	$(8.51)	$(15.36)	$(14.04)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	24,874,061	11,138,851	10,964,634

The accompanying notes are an integral part of these consolidated financial statements.

RENT THE RUNWAY, INC. Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share amounts)

	Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2019	20,891,652	$196.7	10,100,658	$—	$45.4	$(267.0)	$(221.6)
Issuance of redeemable preferred stock	6,100,619	133.8	—	—	—	—	—
Stock issued under stock incentive plan	—	—	270,978	—	1.8		1.8
Share-based compensation expense	—	—	—	—	6.8		6.8
Adjustment to accumulated deficit, cumulative effect of ASC 606 adoption	—	—	—	—	—	2.6	2.6
Net loss	—	—	—	—	—	(153.9)	(153.9)
Balances as of January 31, 2020	26,992,271	330.5	10,371,636	—	54.0	(418.3)	(364.3)
Issuance of redeemable preferred stock	4,145,650	57.6	—	—	—	—	—
Stock issued under stock incentive plan	—	—	84,885	—	0.5	—	0.5
Share-based compensation expense	—	—	—	—	8.2	—	8.2
Net loss	—	—	—	—	—	(171.1)	(171.1)
Balances as of January 31, 2021	31,137,921	388.1	10,456,521	—	62.7	(589.4)	(526.7)
Issuance of redeemable preferred stock	1,437,541	21.2	—	—	—	—	—
Conversion of redeemable preferred stock	(32,575,462)	(409.3)	32,575,462	0.1	409.2	—	409.3
Stock issued under stock incentive plan	—	—	583,439	—	3.3	—	3.3
Stock issued as part of IPO, net of offering costs	—	—	17,000,000	—	327.3	—	327.3
Issuance of warrants	—	—	—	—	6.4	—	6.4
Exercise of warrants	—	—	2,421,375	—	35.5	—	35.5
Reclassification of warrants	—	—	—	—	1.2	—	1.2
Share-based compensation expense	—	—	—	—	26.6	—	26.6
Net loss	—	—	—	—	—	(211.8)	(211.8)
Balances as of January 31, 2022	—	$—	63,036,797	$0.1	$872.2	$(801.2)	$71.1

The accompanying notes are an integral part of these consolidated financial statements.

RENT THE RUNWAY, INC. Consolidated Statements of Cash Flows
(In millions)

	Year Ended January 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net loss	$(211.8)	$(171.1)	$(153.9)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Rental product depreciation and write-offs	45.6	55.9	61.6
Write-off of rental product sold	4.7	14.0	14.0
Other depreciation and amortization	19.5	24.1	21.6
Proceeds from rental product sold	(12.9)	(17.9)	(19.3)
(Gain) / loss from liquidation of rental product	(0.6)	0.9	0.5
Accrual of paid-in-kind interest	38.8	36.9	19.0
Settlement of paid-in-kind interest	(6.3)	—	—
Amortization of debt discount	5.9	5.0	4.0
Loss on debt extinguishment	12.2	0.6	—
Share-based compensation expense	26.6	8.2	6.8
Remeasurement of warrant liability	24.9	(0.4)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7.0)	0.3	(2.4)
Operating lease right-of-use assets	3.4	(0.4)	(34.5)
Other assets	(3.0)	1.8	(1.3)
Accounts payable, accrued expenses and other current liabilities	18.4	(4.5)	6.0
Deferred revenue and customer credit liabilities	4.7	(7.3)	1.5
Operating lease liabilities	(6.2)	11.4	46.8
Other liabilities	0.8	(0.3)	(8.0)
Net cash (used in) provided by operating activities	(42.3)	(42.8)	(37.6)
INVESTING ACTIVITIES
Purchases of rental product	(30.8)	(54.9)	(117.7)
Proceeds from liquidation of rental product	5.7	2.4	3.6
Proceeds from sale of rental product	12.9	17.9	19.3
Purchases of fixed and intangible assets	(10.3)	(23.8)	(43.8)
Net cash (used in) provided by investing activities	(22.5)	(58.4)	(138.6)
FINANCING ACTIVITIES
Proceeds from issuance of common stock upon IPO, net of offering costs	327.3	—	—
Proceeds from issuance of redeemable preferred stock	21.2	60.4	133.8
Proceeds from exercise of stock options under stock incentive plan	3.3	0.5	1.8
Proceeds from line of credit	—	15.0	86.0
Principal repayments on line of credit	—	(59.0)	(92.6)
Proceeds from long-term debt	—	155.0	50.0
Principal repayments on long-term debt	(135.0)	—	—
Debt extinguishment costs	(4.7)	—	—
Proceeds from short-term financing agreements	5.0	—	—
Other financing payments	(1.9)	(3.4)	(1.1)
Net cash (used in) provided by financing activities	215.2	168.5	177.9
Net increase in cash and cash equivalents and restricted cash	150.4	67.3	1.7
Cash and cash equivalents and restricted cash at beginning of period	109.2	41.9	40.2
Cash and cash equivalents and restricted cash at end of period	$259.6	$109.2	$41.9
The accompanying notes are an integral part of these consolidated financial statements.

RENT THE RUNWAY, INC. Consolidated Statements of Cash Flows

(in millions)

	Year Ended January 31,
	2022	2021	2020
Reconciliation of Cash and Cash Equivalents and Restricted Cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$247.6	$95.3	$31.4
Restricted cash, current	5.4	3.4	10.5
Restricted cash, noncurrent	6.6	10.5	—
Total cash and cash equivalents and restricted cash	$259.6	$109.2	$41.9

Supplement Cash Flow Information:
Cash payments (receipts) for:
Interest paid on loans	$10.2	$3.7	$1.5
Interest paid on financing leases	0.1	—	0.1
Fixed operating lease payments (reimbursements), net	15.8	2.6	7.0
Fixed assets and intangibles received in the prior period	0.5	2.1	9.6
Rental product received in the prior period	3.6	3.7	4.7
Non-cash financing and investing activities:
Financing lease right-of-use asset amortization	$0.3	$0.2	$0.1
ROU assets obtained in exchange for lease liabilities (1)	0.9	0.1	40.0
Adjustments to ROU assets or lease liabilities due to modification or other reassessment events	0.3	5.2	—
Purchases of fixed assets and intangibles not yet settled	0.8	0.5	2.1
Purchases of rental product not yet settled	6.5	3.6	3.6
(1) Includes non-cash ROU assets obtained in exchange for lease liabilities in accordance with the adoption of ASC 842 as of February 1, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

1.Business
Description of Business
Rent the Runway, Inc.’s (the “Company”) mission is to power women to feel their best every day. Launched in November 2009, the Company has built the world’s first and largest shared designer closet with over 19,000 styles by over 780 brand partners. The Company gives customers access to its “unlimited closet” through its Subscription offering or the ability to rent a-la-carte through its reserve offering (“Reserve”). The Company’s corporate headquarters is located in Brooklyn, New York and the operational facilities are located in Secaucus, New Jersey, and Arlington, Texas. Its wholly-owned subsidiary, Rent the Runway Limited (the “Subsidiary”), is located in Galway, Ireland, and is focused on software development and support activities.
All revenue is currently generated in the United States. Substantially all revenue is derived from rental subscription fees and a-la-carte rental fees, with a portion derived from the sale of apparel and accessories and other fees.
2.Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its Subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain amounts in the financial statements have been reclassified to conform to the current presentation.

Fiscal Year
The Company operates on a fiscal calendar ending January 31. All references to fiscal year 2019 reflect the results of the 12-month period ending January 31, 2020. All references to fiscal year 2020 reflect the results of the 12-month period ending January 31, 2021. All references to fiscal year 2021 reflect the results of the 12-month period ending January 31, 2022. All references to fiscal year 2022 reflect the results of the 12-month period ending January 31, 2023.
Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The Company has one operating and reportable segment as the CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. All revenue is attributed to customers based in the United States and substantially all the Company’s long-lived assets are located in the United States.
Initial Public Offering
On October 27, 2021, the Company completed its initial public offering (“IPO”) and the Company’s Class A common stock began public trading on the Nasdaq Stock Market LLC under the symbol “RENT”. In connection with the IPO, the Company issued and sold 17,000,000 shares of its Class A common stock at a public offering price of $21.00 per share. The Company received proceeds of $327.3 million from the IPO which are net of underwriting discounts of $24.1 million and offering costs paid by the Company of $5.6 million. Offering costs, including legal, accounting, printing and other costs directly related to the IPO have been recorded in Additional paid-in capital against the proceeds from the IPO on the Company’s consolidated balance sheet.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

At the closing of the IPO, the Company’s then outstanding redeemable preferred stock converted into 32,575,462 shares of the Company’s Class A common stock. The carrying value of the redeemable preferred stock of $409.3 million was reclassified to common stock and additional paid-in-capital.

In connection with the effectiveness of the Company’s IPO registration statement on Form S-1 (the “registration statement”), the Company recognized $14.4 million in share-based compensation expense for (i) certain restricted stock units (“RSUs”) that contain both service-based and liquidity-based vesting conditions satisfied in connection with the effectiveness of the registration statement and (ii) the fully vested portion of certain RSU awards that were granted upon the effectiveness of the IPO.

In connection with the IPO, the Company adopted an amended and restated certificate of incorporation (the “amended charter”) and adopted amended and restated bylaws (the “amended bylaws”). The amended charter authorized capital stock consisting of:
•300,000,000 shares of Class A common stock, par value $0.001 per share;
•50,000,000 shares of Class B common stock, par value $0.001 per share; and
•10,000,000 shares of preferred stock, par value $0.001 per share.
Holders of Class A common stock are entitled to one vote per share, and the holders of Class B common stock are entitled to twenty votes per share. Immediately after the effectiveness of the amended charter, 2,932,739 shares of Class A common stock held by the Company’s co-founders were exchanged for an equivalent number of shares of Class B common stock. In addition, the terms of certain outstanding equity awards held by the Company’s co-founders were modified to provide that such awards are exercisable or settle into shares of Class B common stock.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience, market conditions, and on various other assumptions that are believed to be reasonable. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful life and salvage value of rental product, incremental borrowing rate (“IBR”) to determine lease liabilities, and the valuation of share-based compensation and warrants.
As of January 31, 2022, the effects of the ongoing COVID-19 pandemic on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
Concentrations of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash investments with high credit quality financial institutions. The Company believes no significant credit risk exists with respect to these financial instruments.
No single customer accounted for more than 5% of the Company’s revenue during the years ended January 31, 2022, 2021, and 2020.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

Fair Value Measurements and Financial Instruments
Fair value accounting is applied for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis, at least annually. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Assets and liabilities recorded at fair value in the consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity, associated with the inputs to the valuation of these assets or liabilities, are as follows:
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
The carrying amounts of financial instruments, including cash, cash equivalents and restricted cash approximate fair value as of January 31, 2022 and 2021, due to the relatively short duration of these instruments. The carrying value of the Company’s long-term debt instruments approximate their fair values as of January 31, 2022 and 2021.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include funds in transit from banks for customer credit card transactions that settle in less than seven days. These funds totaled $3.5 million and $1.8 million as of January 31, 2022 and 2021, respectively.

As of January 31, 2022 and 2021, the Company had $12.0 million and $13.9 million, respectively, of current and noncurrent restricted cash that consisted primarily of letters of credit pledged as security deposits for the headquarters and operational facilities leases.
Rental Product, Net
The Company considers rental product to be a long-term productive asset and, as such, classifies it as a noncurrent asset on the consolidated balance sheets.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

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
The Company offers its customers an opportunity to purchase items prior to the end of their estimated useful life. In such instances, the Company considers the disposal of such rental product to be a sale and, as such, records the proceeds as other revenue and the net book value of the items at the time of sale as rental product depreciation in the consolidated statements of operations. The Company records write-offs for the remaining net book value of rental product sold on the consolidated statements of operations within rental product depreciation and revenue share. Write-offs for losses on lost, damaged, and unreturned apparel and accessories are also recorded within rental product depreciation and revenue share.

Once it is no longer considered rentable, rental product in a sellable condition is classified as held for sale and written down to salvage value. The value of rental product held for sale as of January 31, 2022 and 2021 was $2.1 million and $6.4 million, respectively. The accelerated depreciation related to rental product held for sale was $3.9 million, $7.7 million and $14.8 million for the years ended January 31, 2022, 2021, and 2020, respectively. The accelerated depreciation is presented on the consolidated statements of operations within rental product depreciation and revenue share.

When rental product is liquidated, the Company records the gain or loss calculated as proceeds, net of the remaining salvage value and costs to sell, within general and administrative expenses on the consolidated statement of operations. The gain or loss from the liquidation of rental product is included as an adjustment to reconcile net loss to net cash used by operating activities in the consolidated statements of cash flows.

The purchases of rental product as well as the proceeds from the sale and liquidation of rental product are classified as cash flows from investing activities on the consolidated statements of cash flows, because the predominant activity of the rental product purchased is to generate subscription and a-la-carte rental revenue, consistent with other long-term asset activity. Proceeds from the liquidation of rental product, net of costs to sell, were $5.7 million, $2.4 million and $3.6 million for the years ended January 31, 2022, 2021 and 2020, respectively. Proceeds from the sale of rental product were $12.9 million, $17.9 million and $19.3 million for the years ended January 31, 2022, 2021, and 2020, respectively.

The Company mitigates residual value risk of its rental product primarily by utilizing specific cleaning, repair and restoration methods relying on its years of process know-how to maintain the condition of the rental product over its useful life, and by employing various in-house and third-party liquidation strategies to maximize liquidation value and overall return on rental product. The Company also utilizes its own-developed technology in combination with its customer service department to recover rental items from delinquent customers.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

Revenue Recognition
Subscription and a-la-carte rental fees (“Subscription and Reserve rental revenue”) are recognized in accordance with Accounting Standard Update (“ASU”) 2016-02, Leases, Topic 842 (“ASC 842”). Other revenue, primarily related to the sale of rental product, is recognized under ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”) at the date of delivery of the product to the customer. Other revenue represented 9%, 14%, and 8% of total revenue for the years ended January 31, 2022, 2021 and 2020, respectively.
Revenue is presented net of promotional discounts, customer credits and refunds. Promotional discounts are recognized in accordance with either ASC 842 or ASC 606, based on the guidance applied to the rental fees or product sales to which the promotional discounts are related. Revenue is presented net of taxes that are collected from customers and remitted to governmental authorities.

The Company recognizes a liability at the time a customer credit or a gift card is issued, and revenue is recognized upon redemption of the credit or gift card. The Company’s customer credit liability is presented on the consolidated balance sheets. During the year ended January 31, 2022, $1.9 million of credits included in the customer credit liability as of January 31, 2021 were redeemed. Customer credits and gift cards do not have expiration dates. Over time, a portion of these instruments is not redeemed. The Company recognizes breakage income related to these instruments based on the redemption pattern method. The Company continues to maintain the full liability for the unredeemed portion of the credits and gift cards when the Company has any legal obligation to remit such credits to government authorities in relevant jurisdictions.
Subscription and Reserve Rental Revenue
Subscription fees are recognized ratably over the subscription period, commencing on the date the subscriber enrolls in the rental program. The fees are collected upon enrollment. The subscription automatically renews on a monthly basis until cancelled by the customer. Subscribers can pause or cancel their subscriptions at any time.
The Company recognizes fees for a-la-carte rentals ratably over the rental period, which starts with the date of delivery of rental product to the customer. A-la-carte rental orders can be placed up to four months prior to the rental start date and the customer’s payment form is charged upon order confirmation. The Company defers recognizing the fees and any related promotions for a-la-carte rentals until the date of delivery, and then recognizes those fees ratably over the four- or eight-day rental period.
The Company accrues for credits and refunds issued subsequent to the balance sheet date that relate to rentals prior to the balance sheet date. These amounts were not material as of January 31, 2022 and 2021.

For lessors, ASC 842 provides a practical expedient to elect not to evaluate whether certain sales taxes and other similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction are the primary obligation of the lessor as owner of the underlying leased asset. This practical expedient was applied by the Company and it excludes these taxes from the measurement of lease revenue and the associated expense.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

Other Revenue
Other revenue consists primarily of revenue from the sale of rental product. The Company recognizes revenue from the sale of rental product in accordance with ASC 606. Sale of rental product occurs when a customer purchases rental product at a discounted price, calculated as a percentage of retail value. Payment is due upon order confirmation and there is no financing component. The single performance obligation associated with rental product sales is generally satisfied upon delivery of the rental product to the customer. The Company does not have any material contractual receivables, assets, or liabilities with respect to other revenue as of January 31, 2022 and 2021.
Lease - Lessee Accounting
The Company adopted ASC 842 with an effective date of February 1, 2019 for both lessee and lessor accounting. Refer to the Subscription and Reserve Rental Revenue section above for the Company’s accounting policy related to lessor accounting.

The Company determines whether a contract is or contains a lease at contract inception. Right-of-use (“ROU”) assets and lease liabilities are measured and recognized at the lease commencement date based on the present value of lease payments over the expected lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its IBR as of the effective date or the commencement date of the lease, whichever is later, to determine the present value of lease payments. The Company considers its credit risk, term of the lease, total lease payments and adjusts for the impacts of collateral, as necessary, when calculating its IBR.

Lease payments are based on fixed amounts explicit in the lease agreements. Certain real estate leases include payments at variable amounts based on operating expenses of the lessor, such as common area charges, real estate taxes and insurance. Most equipment leases include variable sales tax payments based on state sales tax rates. Additionally, the Company procures a portion of its rental product from brand partners under revenue share arrangements, which are considered variable lease payments. See Note 4 - Leases – Lessee Accounting for additional details.

For lessees, the guidance provides a practical expedient, by class of underlying asset, to elect a combined single lease component presentation. This practical expedient was applied by the Company as a lessee to all asset classes.

With respect to ROU assets, operating lease ROU assets are presented as a separate line item on the Company’s consolidated balance sheets, while finance lease ROU assets are included in fixed assets on the consolidated balance sheets. With respect to lease liabilities, operating lease liabilities are presented as separate line items, while finance lease liabilities are included in other current liabilities and other long-term liabilities on the consolidated balance sheets, based on the remaining term of the underlying lease agreements. The Company does not recognize ROU assets or lease liabilities for short-term leases (i.e., those with a term of twelve months or less) and recognizes the related lease expense on a straight-line basis over the lease term, as applicable.

Fixed and Intangible Assets, Net
Fixed and intangible assets are stated at cost less accumulated depreciation and amortization.

Depreciation and amortization of fixed and intangible assets is calculated on a straight-line basis over the estimated useful lives of the assets.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The estimated useful lives of fixed and intangible assets are described below:

Leasehold improvements	Lesser of estimated useful life or lease term
Machinery and equipment	5 to 6 years
Furniture and fixtures	5 years
Computer hardware	3 years
Reusable packaging	1.5 years
Capitalized third-party software	3 years
Capitalized internally developed software	2 years

The Company capitalizes third-party and internally developed software costs in connection with its proprietary systems and its enterprise resource planning system that are incurred during the application development stage. Costs related to preliminary project activities and post implementation operating activities are expensed as incurred.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid insurance, prepaid technology expenses and prepaid taxes.

Other Assets

Other assets consist primarily of capitalized implementation costs incurred in cloud computing arrangements and deposits for periods that exceed one year from the balance sheet date.

Expenses

Fulfillment
Fulfillment expenses consist of fulfillment costs to receive, process and fulfill customer orders, including fulfillment labor payroll and related costs, third-party shipping expenses, cost of packaging materials, cleaning expenses, and other fulfillment related costs.

Technology
Technology expenses consist of technology payroll and related costs, professional services, and third-party software and license fees.

Marketing
Marketing expenses include online and mobile marketing, search engine optimization and email costs, marketing payroll and related expenses, agency fees, printed collateral, consumer research, and other related costs. Advertising costs amounted to $20.6 million, $4.2 million, and $18.1 million for the years ended January 31, 2022, 2021, and 2020, respectively. Costs associated with advertising campaigns are expensed when the advertising first appears in the media, and other advertising costs are expensed as incurred.

General and Administrative
General and administrative expenses are comprised of all other employee payroll and related expenses, including customer service costs, occupancy costs (including warehouse-related), professional services, credit card fees, general warehouse and corporate expenses, and other administrative costs.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

Rental Product Depreciation and Revenue Share
Rental product depreciation and revenue share expenses are comprised of depreciation and write-offs of rental product, and payments under revenue share arrangements with brand partners.

Other Depreciation and Amortization
Other depreciation and amortization expenses are comprised of depreciation and amortization amounts for fixed assets, intangible assets, and financing right-of-use assets.

The classification of expenses varies across industries. Accordingly, the Company’s categories of expenses may not be comparable to those of other companies.
Share-Based Compensation
The Company recognizes all employee share-based compensation as an expense in the consolidated financial statements. Equity classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service period of the award. Determining the fair value of options at the grant date requires judgment, including the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividend yield. The fair value of common stock post-IPO is based on the closing price of the common stock on the date of grant as reported on the Nasdaq Stock Market. Upon grant of awards, the Company also estimates an amount of forfeitures that will occur prior to vesting.
The Company has granted two types of RSUs. Prior to the effectiveness of the Company’s IPO, the Company granted RSUs which vest only upon satisfaction of both time-based service and liquidity-based conditions. The Company records share-based compensation expense for such RSUs on an accelerated attribution method over the requisite service period and only once the liquidity-based condition is satisfied. The liquidity-based vesting condition was satisfied upon the effectiveness of the Company’s IPO. Share-based compensation related to any remaining time-based service for these RSUs after the liquidity-based event is recorded over the remaining requisite service period. Post IPO, the Company granted RSUs which vest upon satisfaction of a single time-based service condition. The Company records share-based compensation for these RSUs on a straight-line basis over the requisite service period. See Note 13 - Share-based Compensation Plans for a description of the accounting for share-based awards.

Income Taxes
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. The Company implemented the effects of the Tax Act and its impact was not material to the consolidated financial statements.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Financial Accounting Standards Board (“FASB”) Staff Q&A Topic No. 5, Accounting for Global Intangible Low-Taxed Income (“GILTI”), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences that are expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. The Company has elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred.

Long-Lived Asset Impairment
Long-lived assets, such as rental product, fixed assets, intangible assets, and right-of-use lease assets, are reviewed for impairment triggers when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary. No impairment losses were recognized during the years ended January 31, 2022, 2021 and 2020 except for the write-off of apparel and accessories in the normal course of business (see Rental Product disclosure).

Net Loss per Share Attributable to Common Stockholders
The Company computes net loss per share attributable to common stockholders under the two-class method required for multiple classes of common stock and participating securities. Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities outstanding for the period. For purposes of this calculation, redeemable preferred stock, stock options to purchase common stock, and warrants to purchase common and redeemable preferred stock are considered potentially dilutive securities but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

The shares of common stock associated with the equity-classified common stock warrants with an exercise price of $0.01 were considered outstanding for the purposes of computing basic and diluted net loss per share attributable to common stockholders because the shares could be issued for little or no consideration, were fully vested, and were exercisable after the original issuance date.

Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
Insurance Proceeds
During the years ended January 31, 2022 and 2021, the Company recorded insurance recoveries of $4.0 million and $5.0 million, respectively, related to a network issue during the year ended January 31, 2020.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

These amounts are recorded in other income / (expense), net in the consolidated statements of operations.

Foreign Currency
The functional currency of the Subsidiary is U.S. dollar, which is the functional currency of the Company. The local currency of the Subsidiary is Euro. Monetary assets and liabilities of the Subsidiary are remeasured at the rate of exchange in effect on the balance sheet date; income and expenses are remeasured at the average exchange rates throughout the year. The related remeasurement adjustments are included in general and administrative expenses in the consolidated statements of operations.
Recently Issued and Adopted Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Internal-Use Software
In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The ASU allows implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement. The ASU also requires amortization expense be recognized in the same line item as the related fees associated with the arrangement and related capitalized implementation costs be presented in the same line as the prepayment for the hosting fee. This standard is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those years, and early adoption is permitted. The Company adopted this standard on February 1, 2021, and the adoption of this standard did not have a material impact on the consolidated financial statements.
Recently Issued Accounting Pronouncements
Debt - Debt with Conversion and Other Options and Derivatives and Hedging
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The new guidance reduces complexity and improves comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. This standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods within those years, and early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improves the consistency in application of other areas by clarifying and amending existing guidance. This standard is effective for annual reporting periods beginning after December 15, 2021, and interim periods within those years, and early adoption is permitted. Certain amendments of this standard may be adopted on a retrospective basis, modified retrospective basis or prospective basis. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

Financial Instruments – Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. This standard is effective for annual reporting periods beginning after December 15, 2022, and interim periods within those years, and early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
3.Liquidity and Impact of COVID-19 Pandemic
The Company has incurred a net loss from operations since inception and has historically relied upon debt and equity financing to fund its operations. In addition, the COVID-19 pandemic has had a significant adverse impact on the Company’s business. As a result, the Company experienced a significant decline in Active Subscribers, subscription revenue and a-la-carte rental revenue. While the Company experienced active subscriber and revenue growth during the year ended January 31, 2022, to the extent that the strength or pace of the Company’s COVID-19 recovery lags from what is currently anticipated or is not sustained, the Company has established plans to preserve existing cash liquidity, which could include reducing labor, operating expenses, and/or capital expenditures.
In October 2021, the Company completed its IPO and issued 17,000,000 shares of its Class A common stock at $21.00 per share. The Company received proceeds of $327.3 million which are net of the underwriting discounts of $24.1 million and direct offering costs of $5.6 million.
As of January 31, 2022, the Company held cash and cash equivalents of $247.6 million. The Company believes that it will have sufficient liquidity from cash on-hand and future operations to sustain its business operations, to satisfy its debt service obligations and to comply with its amended debt covenants for at least the next twelve months from the date these financial statements are available to be issued.
4.Leases - Lessee Accounting
As a lessee, the Company has operating real estate leases for its operational facilities, retail locations and corporate headquarters. The Company has operating and finance leases for its computers and equipment. Additionally, the Company procures a portion of its rental product from brand partners under revenue share arrangements, which are considered operating leases. All revenue share payments are recognized as variable lease costs and recorded in rental product depreciation and revenue share in the consolidated statements of operations.

The Company’s real estate and equipment lease terms generally range from 2 to 12 years and certain agreements include renewal options. To the extent that the Company is reasonably certain to exercise a lease renewal option, the assumption is included in the calculation of ROU assets and lease liabilities. During the year ended January 31, 2021, the Company signed an amendment to extend the lease term of its operational facilities in Secaucus, New Jersey, which resulted in an adjustment of $5.1 million to the related ROU assets and lease liabilities, as a result of lease modification accounting. No other renewal options were included in the ROU assets and lease liabilities on the consolidated balance sheets as of January 31, 2022 and 2021.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

During the year ended January 31, 2021, the Company decided it would no longer fully utilize the space within three of its real estate leases and obtained subleases for those leased facilities. The subleases do not relieve the Company of its primary lease obligations. The sublessor agreements are considered operating leases, maintaining the historical classification of the underlying lease. The Company does not recognize any underlying assets for the subleases as a lessor of operating lease. The net amount received from the subleases is recorded within general and administrative expenses.

As of January 31, 2022 and 2021, the weighted-average remaining lease term for operating leases was 8.93 years and 9.43 years, respectively, and the weighted-average discount rate was 16.82% and 16.77%, respectively. As of January 31, 2022 and 2021, the weighted-average remaining lease term for financing leases was 2.25 years and 2.41 years, respectively, and weighted-average discount rate was 11.77% and 14.24%, respectively.

The following table summarizes the components of lease costs incurred by the Company during the years ended January 31, 2022, 2021 and 2020:

	January 31,
	2022	2021	2020
Operating lease costs	$12.9	$13.1	$11.7
Short-term lease costs	0.1	2.4	0.9
Total fixed lease costs	13.0	15.5	12.6
Variable lease costs	22.7	19.8	11.9
Total lease costs	35.7	35.3	24.5
Sublease income	(4.0)	(1.8)	—
Total lease costs, net	$31.7	$33.5	$24.5

The following table summarizes the Company’s minimum fixed lease obligations under existing agreements as a lessee, excluding variable payments and short-term lease payments, as of January 31, 2022:

	Operating	Financing
Fiscal year:
2022	$13.6	$0.4
2023	11.6	0.3
2024	10.4	0.1
2025	9.1	0.0
2026	9.1	0.0
Thereafter	48.7	0.0
Total minimum lease payments	102.5	0.8
Imputed interest	(50.5)	(0.1)
Lease liabilities as of January 31, 2022	$52.0	$0.7

See Note 16 - Subsequent Events which describes a reduction of $10.6 million in the Company’s minimum fixed lease obligations subsequent to the Company’s fiscal year-end.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

5.Rental Product, Net
Rental product consisted of the following:

	January 31,	January 31,
	2022	2021

Apparel	$164.4	$183.8
Accessories	6.8	8.9
	171.2	192.7
Less accumulated depreciation	(94.9)	(95.1)
Rental product, net	$76.3	$97.6
Depreciation and write-offs related to rental product, including write-offs of rental products sold, was $50.3 million, $69.9 million, and $75.7 million for the years ended January 31, 2022, 2021, and 2020, respectively.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

6.Fixed and Intangible Assets, Net
Fixed and intangible assets consisted of the following:

	January 31,	January 31,
	2022	2021
Leasehold improvements	$55.4	$55.0
Machinery and equipment	48.3	44.5
Reusable packaging	6.0	5.6
Computer hardware	5.1	5.9
Furniture and fixtures	4.3	4.5
Financing lease ROU assets	1.4	0.7
	120.5	116.2
Less accumulated depreciation	(63.3)	(51.5)
Fixed assets, net	$57.2	$64.7

Software assets	$23.2	$20.2
Less accumulated amortization	(16.8)	(12.4)
Intangible assets, net	$6.4	$7.8

Depreciation related to fixed assets was $14.8 million, $18.4 million, and $16.5 million for the years ended January 31, 2022, 2021, and 2020, respectively. Amortization of intangible assets was $4.7 million, $5.7 million, and $5.1 million for the years ended January 31, 2022, 2021, and 2020, respectively. See Note 4 — Leases – Lessee Accounting for further details related to the finance lease ROU assets included in fixed assets on the consolidated balance sheets.

As of January 31, 2022, expected amortization of intangible assets (excluding software projects not yet deployed) is as follows:

Fiscal year:
2022	$3.3
2023	1.2
2024	0.2
Thereafter	—
Total future amortization	$4.7

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

7.Long-Term Debt
Summary
The following table summarizes the Company’s line of credit and long-term debt outstanding as of January 31, 2022 and 2021:

	January 31,	January 31,
	2022	2021
Bank of America Line of Credit	$—	$—
Temasek Facility principal outstanding	271.6	230.0
Add: payment-in-kind interest	3.5	62.2
Less: unamortized debt discount	(14.3)	(1.9)
Temasek Facility, net	260.8	290.3

Ares Facility principal outstanding	—	75.0
Add: payment-in-kind interest	—	1.6
Less: unamortized debt discount	—	(10.9)
Ares Facility, net	—	65.7
Total net carrying value	260.8	356.0
Less: current portion of long-term debt	—	(0.9)
Total noncurrent line of credit and long-term debt	$260.8	$355.1
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
The Line of Credit contained various events of default, the occurrence of which could have resulted in termination of the lenders’ commitments to lend and the acceleration of all obligations under the Line of Credit. In October 2020, the Company entered into a new secured term loan senior credit agreement with Ares Corporate Opportunities Fund V, L.P. (the “Ares Facility” described below) and repaid all outstanding principal on the Line of Credit, and terminated the credit commitments. During the year ended January 31, 2021, the Company recognized a $0.6 million loss on debt extinguishment related to this transaction.
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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

Prior to the termination of the Ares Facility, the Temasek Facility was both lien-subordinated and payment-subordinated to the Ares Facility (described below) pursuant to a Subordination Agreement entered into in October 2020 that functions as both a secured lender intercreditor agreement and a subordination agreement (for payment subordination); the Ares Facility was senior debt, and the Temasek facility was subordinated debt with respect to the Ares Facility.
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

In October 2021, the Company used proceeds from the IPO to pay down the Subsequent Temasek Commitments of $30.0 million outstanding principal and interest in full. Concurrently, the Company entered into an amendment to the Temasek Facility (the “Temasek Facility Amendment”). The Temasek Facility as amended by the Temasek Facility Amendment is referred to as the “Amended Temasek Facility”. This transaction was accounted for as a debt modification. The terms of the Temasek Facility Amendment provides for, among other things, (i) an extension of the maturity to October 2024, (ii) an outstanding principal under the Amended Temasek Facility of $271.6 million (with no additional debt proceeds having been funded and after giving effect to the repayment described below), and (iii) an amended interest rate of 12% with up to 5% payable in kind. On the effective date of the Temasek Facility Amendment, the Company paid down an additional $30.0 million of the outstanding principal of the Amended Temasek Facility, for a total of $60.0 million principal paydown on the Temasek Facility and Amended Temasek Facility.
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
In July 2018, in connection with the Initial Temasek Commitments, the Company recorded a debt discount of $11.7 million, of which $1.4 million related to closing fees paid and $10.3 million related to the allocation of proceeds to the warrants issued. See Note 12 — Stockholders’ Equity for the details of the warrants outstanding in relation to the Temasek Facility. These amounts were accreted to the principal amount of the Temasek Facility through the recognition of noncash interest expense. The effective interest rate for the Temasek Facility for the period from the date of issuance through the date of the Temasek Facility Amendment was 15.95%. The debt discount associated with the Initial Temasek Commitments was fully accreted when the Company entered into the Temasek Facility Amendment.

In October 2021, in connection with the Amended Temasek Facility, the Company recorded a debt discount of $15.3 million, of which $0.2 million related to lender fees, $5.3 million related to the allocation of proceeds to warrants issued in relation to the Amended Temasek Facility, $1.0 million related to the extension of the term of warrants issued in relation to the Temasek Facility, and $8.8 million related to fees incurred to amend the Amended Temasek Facility. These amounts are being accreted to the principal amount of the Amended Temasek Facility through the recognition of noncash interest expense. The effective interest rate for the Amended Temasek Facility for the period from the date of issuance through January 31, 2022 was 14.29%.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The Company determined that all of the embedded features of the Temasek Facility and Amended Temasek Facility were clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s consolidated financial statements.
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
The Ares Facility was secured by a first priority lien over substantially all assets of the Company. The Ares Facility required the Company to comply with substantially the same specified nonfinancial covenants as the Temasek Facility, including but not limited to, restrictions on the incurrence of debt, making of investments, the payment of dividends, sale of assets, mergers and acquisitions, modifications of certain agreements and its fiscal year, and granting of liens. The Ares Facility also required the Company to meet specified financial covenants that are measured based on predefined consolidated EBITDA thresholds. The Ares Facility required mandatory prepayment upon defined triggering events as well as permitting optional prepayments and certain of the mandatory prepayment triggering items are subject to a prepayment premium. The Ares Facility contained various events of default, the occurrence of which could result in the acceleration of obligations under the Ares Facility.
The Company allocated the debt discount and debt issuance costs amongst the various instruments issued in the Ares Financing Transaction. The amount allocated as a debt discount was $10.4 million, of which $1.7 million related to fees paid to the lender and $8.7 million related to the allocation of proceeds to the warrants issued. The Company also recorded debt issuance costs of $1.6 million related to other third-party costs incurred in obtaining the Ares Facility. See Note 10— Fair Value Measurements for the details of the warrants issued in relation to the Ares Financing Transaction. These amounts were being accreted to the principal amount of the Ares Facility through the recognition of noncash interest expense. The effective interest rate for the period from the date of issuance through the date of repayment was 13.35%.
The Company determined that all of the embedded features of the Ares Facility were either clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s consolidated financial statements.

In October 2021, the Company paid down the Ares Facility outstanding principal and accrued interest in full and terminated the Ares Facility. The Company recognized a $12.2 million loss on debt extinguishment related to this transaction.
Covenants
The Company was in compliance with all applicable financial and nonfinancial covenants as of January 31, 2022.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

8.Income Taxes

The Company’s net loss before income tax benefit / (expense) from income taxes includes the following components:

	Year Ended January 31,
	2022	2021	2020
Domestic	$(212.6)	$(171.4)	$(154.1)
Foreign	0.5	0.3	0.0
Net loss before income tax benefit / (expense)	$(212.1)	$(171.1)	$(154.1)

Total income taxes allocated to operations are as follows:

	Year Ended January 31,
	2022	2021	2020
Current provision:
Federal	$—	$—	$—
State and local	—	—	—
Foreign	—	—	—
Total current provision	—	—	—
Deferred provision:
Federal	—	—	—
State and local	—	—	—
Foreign	0.3	—	0.2
Total deferred provision	0.3	—	0.2
Total income tax benefit / (expense)	$0.3	$—	$0.2

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	Year Ended January 31,
	2022	2021
Deferred tax assets:
Federal and state net operating loss carryforwards	$149.7	$122.6
Customer credit liabilities	1.9	2.1
Interest limitation	40.5	22.0
Tax credits	4.2	3.3
Share-based compensation	3.3	3.5
Operating lease liabilities	14.4	16.5
Other	0.4	0.4
Total deferred tax assets	214.4	170.4
Deferred tax liabilities:
Fixed assets	(4.2)	(0.9)
Operating lease right-of-use assets	(8.9)	(10.3)
Total deferred tax liabilities	(13.1)	(11.2)
Net deferred tax assets before valuation allowance	201.3	159.2
Less valuation allowance	(201.0)	(159.0)
Net deferred tax assets	$0.3	$0.2

As of January 31, 2022 and 2021, the Company maintained a valuation allowance against all of its U.S. deferred tax assets since, in the judgment of management, the realization of these assets was not considered more likely than not. The net change in the total valuation allowance for the years ended January 31, 2022 and 2021 was an increase of $42.0 million and $49.1 million, respectively. The Company’s deferred tax assets are included in other assets on the consolidated balance sheets.

As of January 31, 2022, the Company had federal net operating loss tax carryforwards of approximately $560.5 million. Approximately $152.1 million of the net operating loss carryforwards will expire at various times through 2038, while $408.4 million will not expire.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its net operating losses (“NOLs”) to offset future taxable income. The Company has determined that as of March 2021, it had undergone one ownership change on February 16, 2010, and its NOLs arising before that date are subject to Section 382 limitations. These limitations will not materially limit the use of such NOLs to offset the Company’s future taxable income. Any ownership change occurring after March 2021 may result in the imposition of additional limitations on the Company’s ability to utilize NOLs existing at the time of the ownership change.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The benefit for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate to pretax loss because of the effect of the following items:

	Year Ended January 31,
	2022	2021	2020
Compute “expected” tax benefit	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	(0.01)%	(0.01)%	(0.01)%
Valuation of warrants	(2.47)%	—%	—%
Nondeductible transaction costs	(0.44)%	—%	—%
Nondeductible compensation	(1.17)%	—%	—%
Share-based compensation	(0.35)%	(0.38)%	(0.40)%
Current year change in valuation allowance	(16.90)%	(21.55)%	(20.91)%
Other	0.48%	0.94%	0.43%
Income tax benefit (expense)	0.14%	—%	0.11%
The Company has not recognized deferred tax liabilities for outside basis differences (including undistributed earnings) relating to the Company’s foreign subsidiary because such amounts have been indefinitely reinvested. The Company has determined that it is impracticable to estimate the unrecorded deferred tax liability associated with the foreign subsidiary for which the Company is asserting indefinite reinvestment.

The following table summarizes the unrecognized tax benefit activity for the periods indicated:

	Year Ended January 31,
	2022	2021	2020
Balance as of the beginning of the period	$0.6	$—	$—
Additions based on tax positions related to the current year	0.1	0.2	—
Additions for tax positions of prior years	—	0.4	—
Reductions for tax positions of prior years	—	—	—
Lapse of statute of limitations	—	—	—
Settlements	—	—	—
Balance as of the end of the period	$0.7	$0.6	$—

The amount of unrecognized tax benefits included on the consolidated balance sheets as of January 31, 2022 and 2021 are $0.7 million and $0.6 million, respectively.

The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain and a reasonable estimate of the range of gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months cannot be made.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The Company is subject to United States federal and state taxation, as well as subject to taxation in Ireland. The Company may be subject to examination by the Internal Revenue Service (“IRS”) and as of January 31, 2022, tax year 2016 and years filed thereafter remain open to examination. These examinations may result in proposed adjustments to the Company’s income tax liability or tax attributes with respect to years under examination as well as subsequent periods.

The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income and deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. Any adjustments as a result of any examination may result in additional taxes or penalties against the Company. If the ultimate result of these audits differs from original or adjusted estimates, they could have a material impact on the Company’s tax provision.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law. Among other things, the CARES Act has modified the Internal Revenue Code of 1986, as amended, including, but not limited to: (1) modifications to the business interest deduction limitation for tax years 2021 and 2020; (2) a technical correction of the recovery period of qualified improvement property from 39 to 15 years; and (3) a repeal of the 80% taxable income limitation on the deduction of NOLs for tax years beginning before January 1, 2021 as well as a five-year carryback period allowed for NOLs generated in tax years beginning after December 31, 2017 and before January 1, 2021.

Under ASC 740, the effects of new legislation must be recognized in the period of enactment. Therefore, the effects of the CARES Act was accounted for in the year ended January 31, 2021. The Company evaluated the provisions of the CARES Act and determined that there is no material impact for the year ended January 31, 2021.
9.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	January 31,	January 31,
	2022	2021
Revenue share payable	$6.7	$4.3
Accrued operating and general expenses	13.6	3.8
Accrued payroll related expenses	4.0	3.4
Short-term financing	3.5	—
Sales and other taxes	1.6	1.0
Current portion of long-term debt	—	0.9
Gift card liability	0.6	0.7
Accrued expenses and other current liabilities	$30.0	$14.1
10.Fair Value Measurements
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

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
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

		January 31,	January 31,
Description	Level	2022	2021
Liabilities:
Warrant liability – Common stock warrants	3	$—	$11.2
Warrant liability – Preferred stock warrants	3	—	0.6
Total liabilities		$—	$11.8
The warrant liabilities were valued using a Black-Scholes option pricing model. The assumptions used in preparing the model include estimates such as volatility, contractual terms, dividend yield, expiration dates and risk-free interest rates. Prior to the Company’s IPO, this valuation model used unobservable market share price input on a recurring basis, and therefore was considered a Level 3 liability.
The following table presents a roll forward of the fair value of the level 3 liabilities for the years ended January 31, 2022 and 2021:

Warrant Liability
Balance as of January 31, 2020	$0.6
Issuance of warrants	11.6
Changes in estimated fair value	(0.4)
Balance as of January 31, 2021	11.8
Issuance of warrants	0.5
Changes in estimated fair value	24.4
Exercise of warrants	(35.5)
Reclassification to equity-classified warrants	(1.2)
Balance as of January 31, 2022	$—
The Company issued a warrant for 1,651,701 shares of common stock related to the Ares Financing Transaction with a fair value at issuance of $11.6 million and there were no changes in the estimated fair value, exercise or reclassification of the liability-classified warrants during the year ended January 31, 2021.

The Company issued an additional warrant to Ares for 40,828 shares of common stock with a fair value at issuance of $0.5 million, included in the loss on warrant liability revaluation, net on the consolidated statement of operations for the year ended January 31, 2022.

See Note 12 — Stockholders’ Equity for additional details about the Company’s warrants.

The Ares warrants for shares of common stock were automatically exercised and converted to an aggregate of 1,691,723 shares of Class A Common Stock through cashless exercise upon completion of the Company’s IPO. These warrants were adjusted to a fair value of $35.5 million immediately prior to exercise.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The TriplePoint warrants that were outstanding as of January 31, 2021 for an aggregate of 88,037 shares of Series D redeemable preferred stock were converted to warrants for shares of Class A common stock as of the IPO date. These warrants were reclassified to stockholders’ equity as of the effective date of the IPO, as the redemption provision from the shares underlying these warrants was eliminated. These warrants were adjusted to fair value of $1.2 million immediately prior to reclassification.
The following table presents the key assumptions used in the Black-Scholes option pricing model for the valuation of the liability-classified warrants as of January 31, 2021. There were no outstanding liability-classified warrants as of January 31, 2022.

January 31,
2021
Valuation assumptions:
Expected dividend yield	—%
Expected volatility	87.68%
Expected term (in years)	6.75
Risk-free interest rate	0.79%
11.Redeemable Preferred Stock
During the year ended January 31, 2020, the Company sold 6,039,272 shares of Series F and issued 61,347 shares of Series B preferred stock upon exercise of warrants in exchange for $133.8 million. During the year ended January 31, 2021, the Company sold 4,145,650 shares of Series G redeemable preferred stock in exchange for $57.6 million. During the year ended January 31, 2022, the Company sold an additional 1,437,541 shares of Series G redeemable preferred stock for $21.2 million. Upon consummation of the IPO, the Company accreted the carrying value of $409.3 million of the redeemable preferred stock to the liquidation value of $414.9 million and the Company’s 32,575,462 outstanding shares of redeemable preferred stock were converted into 32,575,462 shares of the Company’s Class A common stock. The accretion to liquidation value did not have a net impact on the Company’s additional paid-in capital.
Redemption
The redeemable preferred stock was redeemable upon a liquidation event, such as voluntary or involuntary liquidation, dissolution, or winding up of the Company, which is outside of the Company’s control. Accordingly, these shares were considered contingently redeemable and were classified outside of stockholders’ deficit as mezzanine equity on the consolidated balance sheets. The Company accreted the carrying values of the redeemable preferred stock to their liquidation values upon the Company’s IPO.
12.Stockholders’ Equity
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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

Preferred Stock
Upon the IPO, the Company authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. No shares were issued or outstanding as of January 31, 2022.

Warrants
As of January 31, 2022 and 2021, the Company had the following outstanding warrants:

	January 31, 2022
Outstanding Warrants	Date Issued	Number of Shares	Class of Shares	Exercise Price	Fair Value at Issuance
Equity classified:
TriplePoint	Nov-16	82,891	Common	$7.54	$0.3
TriplePoint	Jun-17	18,236	Common	7.54	0.1
TriplePoint	Sep-17	14,920	Common	7.54	0.1
TriplePoint	Jan-18	16,578	Common	7.54	0.1
TriplePoint	Apr-18	16,578	Common	7.54	0.1
TriplePoint	Nov-15	35,215	Common	17.04	0.2
TriplePoint	Jun-16	28,172	Common	17.04	0.2
TriplePoint	Sep-16	24,650	Common	17.04	0.1
Double Helix (Temasek)	Jul-18	730,000	Common	27.40	1.3
Double Helix (Temasek)	Oct-21	394,343	Common	21.00	5.3
		1,361,583			7.8
There were no outstanding liability-classified warrants as of January 31, 2022.

	January 31, 2021
Outstanding Warrants	Date Issued	Number of Shares	Class of Shares	Exercise Price	Fair Value at Issuance
Equity classified:
TriplePoint	Nov-16	82,891	Common	$7.54	$0.3
TriplePoint	Jun-17	18,236	Common	7.54	0.1
TriplePoint	Sep-17	14,920	Common	7.54	0.1
TriplePoint	Jan-18	16,578	Common	7.54	0.1
TriplePoint	Apr-18	16,578	Common	7.54	0.1
Double Helix (Temasek)	Jul-18	730,000	Common	0.01	9.0
Double Helix (Temasek)	Jul-18	730,000	Common	27.40	1.3
		1,609,203			$11.0
Liability classified:
TriplePoint	Nov-15	35,215	Series D	$17.04	$0.2
TriplePoint	Jun-16	28,172	Series D	17.04	0.2
TriplePoint	Sep-16	24,650	Series D	17.04	0.1
10 Jay	Oct-20	76,627	Series G	14.74	—
Ares	Oct-20	1,651,701	Common	0.01	11.6
		1,816,365			$12.1

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

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
The Company issued preferred and common stock warrants in conjunction with the issuance of long-term debt. The preferred stock warrants were accounted for as liabilities primarily because the shares underlying the warrants contained contingent redemption features outside the control of the Company. The liability classified warrants were subject to remeasurement at each balance sheet date. With each such re-measurement, the liability classified warrants were adjusted to current fair value recognized as a gain or loss in the consolidated statements of operations. The Company reassessed the classification of the warrants at each balance sheet date. If the classification changed as a result of events during the period, the warrants were reclassified as of the date of the event that caused the reclassification.
As of January 31, 2022, all outstanding warrants were equity-classified and recorded as additional paid-in capital. As of January 31, 2021, all outstanding common stock warrants, with the exception of Ares Facility common stock warrants, were equity-classified and recorded as additional paid-in capital, and all preferred stock warrants were recorded as liabilities. Equity-classified contracts are not subsequently remeasured unless reclassification is required from equity to liability classification.
13.Share-based Compensation Plans

2009 Stock Incentive Plan and 2019 Stock Incentive Plan

In 2009, the Company adopted its stock incentive plan (the “2009 Plan”) to grant equity to employees and service providers. In 2019, the Company adopted a new stock incentive plan (the “2019 Plan”) which replaced the 2009 Plan. The Company has granted RSUs and stock options, each of which is settleable in shares. Options are generally granted for a 10-year term, and generally vest and become fully exercisable over four years of service. RSU awards have both service-based and liquidity-based vesting conditions. The liquidity-based vesting condition was satisfied in connection with the effectiveness of the Company’s IPO. The service-based requirement of RSUs is typically satisfied over four years. While no shares are available for future issuance under the 2009 Plan or the 2019 Plan, they continue to govern outstanding equity awards granted thereunder. Outstanding awards granted under the 2009 Plan and 2019 Plan are exercisable for or settled in shares of Class A common stock, or, if approved by the board of directors, shares of Class B common stock.

Amended and Restated 2021 Incentive Award Plan

The Company's Amended and Restated 2021 Incentive Award Plan (the "2021 Plan") was adopted by its board of directors and approved by stockholders in October 2021 and became effective upon the effective date of the IPO. The 2021 Plan replaced the 2019 Plan, and no further grants will be made under the 2019 Plan. The terms of equity awards granted under the 2021 Plan in the year ended January 31, 2022 are generally consistent with those granted under the 2019 Plan, as described above. RSUs granted under the 2021 Plan in the year ended January 31, 2022 generally vest over four years and do not have liquidity-based vesting conditions. RSUs granted under the 2021 Plan in fiscal year 2022 have a shorter vesting period of one to two years. As of January 31, 2022, there were 8,251,139 shares of Class A common stock available for issuance under the 2021 Plan. There will not be any further equity grants of Class B common stock.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The grant date fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The option pricing model considers several variables and assumptions in estimating the fair value of share-based awards. Because the Company’s shares are only recently publicly traded and there is a lack of historical company-specific data available, expected term is estimated under the simplified method using the vesting and contractual terms, and expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. The weighted-average assumptions for grants made during the periods presented, were as follows:

	Year Ended January 31,
	2022	2021	2020
Valuation assumptions:
Expected dividend yield	—%	—%	—%
Expected volatility	68.26%	63.91%	56.04%
Expected term (in years)	6.00	4.89	6.10
Risk-free interest rate	1.02%	0.34%	1.91%
Stock Options
Stock option activity during the period indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balances as of January 31, 2021	6,060,107	$6.76	6.45	$3.7
Granted	4,556,962	8.04
Exercised	(546,934)	6.34
Forfeited	(599,965)	7.61
Balances as of January 31, 2022	9,470,170	$7.33	7.17	$2.1
Exercisable as of January 31, 2022	4,291,573	$6.68	5.16	$2.1
The weighted average grant date fair values of stock options granted for the year ended January 31, 2022 was $5.15. The total intrinsic value of stock options exercised for the year ended January 31, 2022 was $1.5 million.
As of January 31, 2022, there was $16.8 million of unrecognized compensation cost related to stock options granted that is expected to be recognized over a weighted average period of 3.1 years.
The Company currently uses authorized and unissued shares to satisfy exercising of stock option awards.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

On October 26, 2020, the Company’s Board approved a one-time stock option repricing, which repriced certain outstanding stock options held by then current employees and directors with an option exercise price of $12.43 and above. There were 2,565,149 outstanding eligible stock options that were amended to reduce such exercise price to $7.01 per share, the current fair market value of the Company’s common stock on the date of the approval of the repricing. Except for the modified exercise price, all other terms and conditions of each of the eligible stock options remained in full force and effect. The repricing was recorded as a stock option modification whereby the incremental fair value of each option was determined using the Black-Scholes option pricing model at the date of the modification, and $1.2 million was recognized related to vested options as incremental compensation expense during the year ended January 31, 2021. The Company is recognizing the remaining $1.1 million of incremental compensation costs on a straight-line basis over the remaining requisite service period.
RSUs
RSUs activity during the period indicated is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of January 31, 2021	1,509,601	$12.17
Granted	1,184,465	9.79
Exercised	(50,883)	17.25
Forfeited	(214,609)	8.32
Unvested and outstanding as of January 31, 2022	2,428,574	$11.32

As of January 31, 2022, there was $6.1 million of unrecognized compensation cost related to RSUs granted that is expected to be recognized over a weighted average period of 1.7 years. The Company recognized $14.4 million of compensation cost in connection with the effectiveness of the Company’s IPO, related to (i) certain RSUs that contain both service-based and liquidity-based vesting conditions satisfied upon the effectiveness of the registration statement and (ii) the fully vested portion of certain RSU awards that were granted upon the effectiveness of the IPO.
Share-Based Compensation Summary
The classification of share-based compensation by line item within the consolidated statements of operations is as follows:

	Year Ended January 31,
	2022	2021	2020
Technology	$4.2	$2.0	$1.7
Marketing	1.0	0.4	0.4
General and administrative	21.4	5.8	4.7
Total share-based compensation	$26.6	$8.2	$6.8

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

14.Net Loss per Share Attributable to Common Stockholders
The Company computes net loss per share attributable to common stockholders under the two-class method required for multiple classes of common stock and participating securities. The rights of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the net loss per share attributable to common stockholders will be the same for Class A and Class B common stock on an individual or combined basis.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended January 31,
	2022	2021	2020
Numerator:
Net loss attributable to common stockholders	$(211.8)	$(171.1)	$(153.9)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	24,874,061	11,138,851	10,964,634
Net loss per share attributable to common stockholders, basic and diluted	$(8.51)	$(15.36)	$(14.04)
The following potentially dilutive outstanding securities based on amounts outstanding at each period end were excluded from the computation of diluted loss per share attributable to common stockholders because including them would have been anti-dilutive:

	Year Ended January 31,
	2022	2021	2020

Redeemable preferred stock	—	31,137,921	26,992,271
Stock options	9,470,170	6,060,107	7,023,534
Common stock warrants	1,361,583	2,530,904	879,203
Preferred stock warrants	—	164,664	103,791
RSUs	2,428,574	—	—
Total	13,260,327	39,893,596	34,998,799
As of January 31, 2021, RSUs to be settled in 1,509,601 shares of common stock were excluded from the table above because they were subject to liquidity-based vesting conditions that were not satisfied. There were no outstanding RSUs as of January 31, 2020.
15.Commitments and Contingencies
The Company had restricted cash balances for cash collateralized standby letters of credit as of January 31, 2022 and 2021 of $12.0 million and $13.9 million, primarily to satisfy security deposit requirements on its leases.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

Legal Proceedings
From time to time in the normal course of business, various claims and litigation have been asserted or commenced against the Company. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability for damages. Any claims or litigation could have an adverse effect on the Company’s results of operations, cash flows, or business and financial condition in the period the claims or litigation are resolved. Accruals for loss contingencies are recorded when a loss is probable, and the amount of such loss can be reasonably estimated. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business.
As of January 31, 2022, there was no litigation or contingency with at least a reasonable possibility of a material loss.
16.Subsequent Events
During the first quarter of fiscal year 2022, the Company amended the operating lease for its corporate headquarters in Brooklyn, NY, the terms of which partially terminated one floor of the leased space. The Company treated the partial lease termination amendment as a lease modification as of the effective date. The partial termination reduces the total minimum lease payments, as disclosed in Note 4 — Leases – Lessee Accounting, by $10.6 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of January 31, 2022 because of the material weaknesses in our internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
In connection with the audit of our financial statements as of and for the year ended January 31, 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of January 31, 2022, these material weaknesses are still in the process of being remediated.
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
Notwithstanding the above identified material weaknesses, management believes the consolidated financial statements as included in Part II, Item 8 of this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Remediation Efforts to Address Material Weaknesses
To address these material weaknesses, we have commenced actions to formalize the Company’s framework and policies with respect to maintaining evidence in the operation of control procedures and improve our IT general controls, segregation of duties controls, and journal entry controls. In particular, we are implementing comprehensive access control protocols for our enterprise resource planning environment in order to implement restrictions on user and privileged access to certain applications, establishing additional controls over the preparation and review of journal entries, implementing controls to review the activities for those users who have privileged access and program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately. The implementation of these remediation efforts is in progress, may require additional expenditures to implement, and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, and as a result, the timing of when we will be able to fully remediate the material weaknesses is uncertain. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.

Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference from our Proxy Statement for the 2022 Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the SEC within 120 days of the year ended January 31, 2022.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this item is incorporated by reference from our Proxy Statement.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference from our Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from our Proxy Statement.
Part IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

Our consolidated financial statements are listed in the “Financial Statements and Supplementary Data” under Part II, Item 8, of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All financial statement schedules have been omitted because they are not required or are not applicable, or the required information is shown in our consolidated financial statements or the notes thereto.

3. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing date

3.1	Amended & Restated Certificate of Incorporation	8-K	001-40958	3.1	10/29/2021

3.2	Amended & Restated Bylaws	8-K	001-40958	3.2	10/29/2021

4.1	Specimen Class A common stock certificate	S-1	333-260027	4.1	10/04/2021
4.2	Eighth Amended and Restated Investors’ Rights Agreement (the “IRA”) by and among the Company and certain of its stockholders, dated April 30, 2020, as amended by that amendment No. 1 to the IRA, dated October 26, 2020 and that amendment No. 2 to the IRA, dated April 30, 2021	S-1	333-260027	4.2	10/04/2021
4.3	Description of Capital Stock	S-1/A	333-260027			*
10.1+	2009 Stock Incentive Plan	S-1/A	333-260027	10.2	10/18/2021
10.2+	Form of Incentive Stock Option Agreement (2009 Plan)	S-1/A	333-260027	10.3	10/18/2021
10.3+	Form of Nonstatutory Stock Option Agreement (2009 Plan)	S-1/A	333-260027	10.4	10/18/2021
10.4+	2019 Stock Incentive Plan	S-1/A	333-260027	10.5	10/18/2021
10.5+	Form of Incentive Stock Option Agreement (2019 Plan)	S-1/A	333-260027	10.6	10/18/2021
10.6+	Form of Nonstatutory Stock Option Agreement (2019 Plan)	S-1/A	333-260027	10.7	10/18/2021
10.7+	Form of Restricted Stock Unit Agreement (2019 Plan)	S-1/A	333-260027	10.8	10/18/2021
10.8+	Amended and Restated 2021 Incentive Award Plan	S-1/A	333-260027	10.9	10/18/2021

10.9+	Form of Stock Option Agreement (2021 Plan)	S-1/A	333-260027	10.10	10/18/2021

10.10+	Form of Restricted Stock Unit Agreement (2021 Plan)	S-1/A	333-260027	10.11	10/18/2021

10.11+	Form of Restricted Stock Unit Agreement (2021 Plan) (Mandatory Sell-to-Cover Election)	S-1/A	333-260027	10.12	10/18/2021

10.12+	Form of Indemnification Agreement between the Company and each of its directors and executive officers	S-1/A	333-260027	10.1	10/18/2021

10.13+	Non-Employee Director Compensation Program	S-1/A	333-260027	10.13	10/18/2021

10.14+	2021 Employee Stock Purchase Plan	S-1/A	333-260027	10.14	10/22/2021

10.15+	Executive Severance Plan	S-1/A	333-260027	10.19	10/18/2021
10.16+	Amended and Restated Executive Severance Plan	10-Q	001-40958	10.9	12/10/2021
10.17+	Amended and Restated Employment Agreement, by and between the Company and Jennifer Y. Hyman, dated October 5, 2021	S-1/A	333-260027	10.15	10/18/2021
10.18+	Offer Letter, by and between the Company and Scarlett O’Sullivan, dated September 4, 2015.	S-1/A	333-260027	10.16	10/18/2021
10.19+	Offer Letter, by and between the Company and Anushka Salinas, dated January 20, 2017.	S-1/A	333-260027	10.17	10/18/2021
10.20+	Offer Letter, by and between the Company and Brian Donato, dated January 17, 2017	S-1/A	333-260027	10.18	10/18/2021
10.21†	Seventh Amendment to the Credit Agreement dated as of July 23, 2018, dated as of October 18, 2021 (as previously amended on December 21, 2018, April 24, 2019, November 26, 2019, June 2, 2020, August 18, 2020, and October 26, 2020), and as may be further amended, restated, supplemented or otherwise modified in accordance with the terms thereof), by and among the Company, the lenders from time to time party thereto and Double Helix Pte Ltd, as administrative agent.	S-1/A	333-260027	10.20	10/18/2021
10.22	Stockholders Agreement, dated October 29, 2021, by and among the Company, Jennifer Y. Hyman, entities affiliated with Bain Capital Ventures and entities affiliated with Highland Capital Partners and certain related parties	8-K	001-40958	10.1	10/29/2021
10.23†	Lease, dated as of July 7, 2014 as amended by that certain Lease Modification Agreement, dated April 28, 2020, each by and between Hartz Metro Leasehold I LLC and the Company.	S-1	333-260027	10.21	10/04/2021
10.24†	Lease, dated as of February 7, 2017 as amended by that certain Lease Modification Agreement, dated April 28, 2020, each by and between Hartz Metro Leasehold I LLC and the Company.	S-1	333-260027	10.22	10/04/2021
10.25†	Industrial Lease, dated March 31, 2018, as amended by that certain First Amendment to Industrial Lease, dated August 31, 2020, by and between TRPF COOPER I-20 LLC and the Company.	S-1/A	333-260027	10.23	10/18/2021
10.26†	Lease, dated as of April 1, 2019, as amended by that certain First Amendment of Lease, dated December 10, 2020, by and between 10 Jay Master Tenant LLC and the Company.	S-1/A	333-260027	10.24	10/18/2021
10.27†	Partial Termination and Second Amendment of Lease, dated February 16, 2022, by and between 10 Jay Master Tenant LLC and the Company.					*

21.1	List of subsidiaries	*
23.1	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith
** Furnished herewith
+ Indicates management contract or compensatory plan
† Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item (601)(b)(10)

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

RENT THE RUNWAY, INC.

Date: April 14, 2022	By:	/s/ Jennifer Y. Hyman
Jennifer Y. Hyman
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jennifer Y. Hyman	Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2022
Jennifer Y. Hyman

/s/ Scarlett O’Sullivan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 14, 2022
Scarlett O’Sullivan

/s/ Tim Bixby	Director	April 14, 2022
Tim Bixby

/s/ Jennifer Fleiss	Director	April 14, 2022
Jennifer Fleiss

/s/ Scott Friend	Director	April 14, 2022
Scott Friend

/s/ Melanie Harris	Director	April 14, 2022
Melanie Harris

/s/ Beth Kaplan	Director	April 14, 2022
Beth Kaplan

/s/ Dan Nova	Director	April 14, 2022
Dan Nova

/s/ Gwyneth Paltrow	Director	April 14, 2022
Gwyneth Paltrow

/s/ Carley Roney	Director	April 14, 2022
Carley Roney

/s/ Dan Rosenweig	Director	April 14, 2022
Dan Rosenweig

/s/ Mike Roth	Director	April 14, 2022
Mike Roth