Form 10-Q
period 2022-04-30
Rent the Runway, Inc.
filed 2022-06-10
CIK 1468327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
1

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No ☒
The registrant had outstanding 61,028,051 shares of Class A common stock and 3,045,917 shares of Class B common stock as of June 6, 2022.

2

Unless the context otherwise requires, we use the terms the “Company,” “RTR,” “Rent the Runway,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q, or Quarterly Report, to refer to Rent the Runway, Inc. and, where appropriate, our consolidated subsidiaries.
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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, share-based compensation, business strategy and initiatives, plans, our Impact Strategy and related goals, product acquisition expectations, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report for the quarter ended April 30, 2022. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Part I - Financial Information
Item 1. Financial Statements

Page
Condensed Consolidated Balance Sheets as of April 30, 2022 and January 31, 2022	5
Condensed Consolidated Statements of Operations for the three months ended April 30, 2022 and 2021	6
Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended April 30, 2022 and 2021	7
Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2022 and 2021	8
Notes to Condensed Consolidated Financial Statements
1. Business	10
2. Summary of Significant Accounting Policies	10
3. Liquidity and Impact of COVID-19 Pandemic	15
4. Leases - Lessee Accounting	16
5. Rental Product, Net	17
6. Long-Term Debt	17
7. Income Taxes	20
8. Accrued Expenses and Other Current Liabilities	20
9. Fair Value Measurements	21
10. Redeemable Preferred Stock	21
11. Stockholders’ Equity	21
12. Share-based Compensation Plans	23
13. Net Loss per Share Attributable to Common Stockholders	25
14. Commitments and Contingencies	26

RENT THE RUNWAY, INC. Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts, unaudited)

	April 30,	January 31,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$219.0	$247.6
Restricted cash, current	5.0	5.4
Prepaid expenses and other current assets	10.8	11.7
Total current assets	234.8	264.7
Restricted cash	5.8	6.6
Rental product, net	81.7	76.3
Fixed assets, net	54.0	57.2
Intangible assets, net	6.2	6.4
Operating lease right-of-use assets	29.0	31.5
Other assets	4.5	4.8
Total assets	$416.0	$447.5
Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$23.4	$15.9
Accrued expenses and other current liabilities	26.1	30.0
Deferred revenue	13.6	10.4
Customer credit liabilities	6.7	6.9
Operating lease liabilities	5.1	5.6
Total current liabilities	74.9	68.8
Long-term debt, net	265.2	260.8
Operating lease liabilities	41.4	46.4
Other liabilities	0.4	0.4
Total liabilities	381.9	376.4
Commitments and Contingencies (Note 14)
Redeemable preferred stock, $0.001 par value; 0 shares authorized as of April 30, 2022 and January 31, 2022; 0 shares issued and outstanding as of April 30, 2022 and January 31, 2022; liquidation preference of $0.0 million as of April 30, 2022 and January 31, 2022	—	—
Stockholders’ equity (deficit)
Class A common stock, $0.001 par value; 300,000,000 shares authorized as of April 30, 2022 and January 31, 2022; 60,895,080 and 60,104,058 shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively	0.1	0.1
Class B common stock, $0.001 par value; 50,000,000 shares authorized as of April 30, 2022 and January 31, 2022; 3,035,822 and 2,932,739 shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively	—	—
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of April 30, 2022 and January 31, 2022; 0 shares issued and outstanding as of April 30, 2022 and January 31, 2022	—	—
Additional paid-in capital	877.7	872.2
Accumulated deficit	(843.7)	(801.2)
Total stockholders’ equity (deficit)	34.1	71.1
Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$416.0	$447.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Operations
(In millions, except share and per share amounts, unaudited)

	Three Months Ended April 30,
	2022	2021
Revenue:
Subscription and Reserve rental revenue	$61.4	$29.8
Other revenue	5.7	3.7
Total revenue, net	67.1	33.5
Costs and expenses:
Fulfillment	22.9	8.8
Technology	13.6	9.7
Marketing	8.7	2.6
General and administrative	29.2	19.0
Rental product depreciation and revenue share	21.7	16.6
Other depreciation and amortization	4.2	5.1
Total costs and expenses	100.3	61.8
Operating loss	(33.2)	(28.3)
Interest income / (expense), net	(9.3)	(14.5)
Gain / (loss) on warrant liability revaluation, net	—	0.5
Net loss before income tax benefit / (expense)	(42.5)	(42.3)
Income tax benefit / (expense)	—	—
Net loss	$(42.5)	$(42.3)
Net loss per share attributable to common stockholders, basic and diluted	$(0.67)	$(3.75)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	63,431,165	11,287,251
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2022	—	$—	63,036,797	$0.1	$872.2	$(801.2)	$71.1
Stock issued under stock incentive plan	—	—	894,105	—	—	—	—
Share-based compensation expense	—	—	—	—	5.5	—	5.5
Net loss	—	—	—	—	—	(42.5)	(42.5)
Balances as of April 30, 2022	—	$—	63,930,902	$0.1	$877.7	$(843.7)	$34.1

Balances as of January 31, 2021	31,137,921	$388.1	10,456,521	$—	$62.7	$(589.4)	$(526.7)
Issuance of redeemable preferred stock	1,157,398	17.1	—	—	—	—	—
Stock issued under stock incentive plan	—	—	261,972	—	1.3	—	1.3
Share-based compensation expense	—	—	—	—	1.9	—	1.9
Net loss	—	—	—	—	—	(42.3)	(42.3)
Balances as of April 30, 2021	32,295,319	$405.2	10,718,493	$—	$65.9	$(631.7)	$(565.8)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Three Months Ended April 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(42.5)	$(42.3)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Rental product depreciation and write-offs	12.3	11.0
Write-off of rental product sold	1.3	1.7
Other depreciation and amortization	4.2	5.1
(Gain) / loss from write-off of fixed assets	1.9	—
Proceeds from rental product sold	(4.0)	(2.8)
(Gain) / loss from liquidation of rental product	—	(0.2)
Accrual of paid-in-kind interest	3.4	11.2
Amortization of debt discount	1.0	2.2
Share-based compensation expense	5.5	1.9
Remeasurement of warrant liability	—	(0.5)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	0.9	(0.5)
Operating lease right-of-use assets	2.5	0.8
Other assets	0.3	(1.2)
Accounts payable, accrued expenses and other current liabilities	(1.8)	2.9
Deferred revenue and customer credit liabilities	3.0	2.7
Operating lease liabilities	(5.5)	(1.1)
Other liabilities	0.1	0.1
Net cash (used in) provided by operating activities	(17.4)	(9.0)
INVESTING ACTIVITIES
Purchases of rental product	(13.4)	(4.4)
Proceeds from liquidation of rental product	0.6	1.6
Proceeds from sale of rental product	4.0	2.8
Purchases of fixed and intangible assets	(2.0)	(1.3)
Net cash (used in) provided by investing activities	(10.8)	(1.3)
FINANCING ACTIVITIES
Proceeds from issuance of redeemable preferred stock	—	17.1
Proceeds from exercise of stock options under stock incentive plan	—	1.3
Principal repayments on long-term debt	—	(0.4)
Other financing payments	(1.6)	(0.1)
Net cash (used in) provided by financing activities	(1.6)	17.9
Net increase in cash and cash equivalents and restricted cash	(29.8)	7.6
Cash and cash equivalents and restricted cash at beginning of period	259.6	109.2
Cash and cash equivalents and restricted cash at end of period	$229.8	$116.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Three Months Ended April 30,
	2022	2021
Reconciliation of Cash and Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$219.0	$103.8
Restricted cash, current	5.0	2.9
Restricted cash, noncurrent	5.8	10.1
Total cash and cash equivalents and restricted cash	$229.8	$116.8

Supplemental Cash Flow Information:
Cash payments (receipts) for:
Fixed operating leases payments (reimbursements), net	$3.7	$3.6
Fixed assets and intangibles received in the prior period	0.8	0.5
Rental product received in the prior period	6.5	3.6
Non-cash financing and investing activities:
Financing leases right-of-use asset amortization	$0.1	$0.1
ROU assets obtained in exchange for lease liabilities	0.1	0.2
Purchases of fixed assets and intangibles not yet settled	1.5	0.6
Purchases of rental product not yet settled	12.7	3.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
1.Business
Description of Business
Rent the Runway, Inc.’s (the “Company”) mission is to power women to feel their best every day. Launched in November 2009, the Company has built the world’s first and largest shared designer closet with over 20,000 styles by over 800 brand partners. The Company gives customers access to its “unlimited closet” through its subscription offering (“Subscription”) or the ability to rent a-la-carte through its reserve offering (“Reserve”). The Company’s corporate headquarters is located in Brooklyn, New York and the operational facilities are located in Secaucus, New Jersey, and Arlington, Texas. Its wholly-owned subsidiary, Rent the Runway Limited (the “Subsidiary”), is located in Galway, Ireland, and is focused on software development and support activities.
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
The results for the three months ended April 30, 2022 are not necessarily indicative of the operating results expected for the year ended January 31, 2023 or any future period. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, the unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended January 31, 2022, which can be found in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2022.
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
As of April 30, 2022, the effects of the ongoing COVID-19 pandemic on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.

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
No single customer accounted for more than 5% of the Company’s revenue during the three months ended April 30, 2022 and 2021.
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
The Company offers its customers an opportunity to purchase items prior to the end of their useful life. In such instances, the Company considers the disposal of rental product to be a sale and, as such, records the proceeds as other revenue and the net book value of the items at the time of sale as rental product depreciation in the condensed consolidated statements of operations within rental product depreciation and revenue share. Write-offs for losses on lost, damaged, and unreturned apparel and accessories are also recorded within rental product depreciation and revenue share.
Once it is no longer considered rentable, rental product in a sellable condition is classified as held for sale and written down to salvage value. The value of rental product held for sale as of April 30, 2022 and January 31, 2022 was $2.8 million and $2.1 million, respectively. The accelerated depreciation related to rental product held for sale was $1.4 million and $0.6 million for the three months ended April 30, 2022 and 2021, respectively. The accelerated depreciation is presented on the condensed consolidated statements of operations within rental product depreciation and revenue share.
The purchases of rental product, as well as the proceeds from the sale and liquidation of rental product, are classified as cash flows from investing activities on the condensed consolidated statements of cash flows because the predominant activity of the rental product purchased is to generate rental revenue and such classification is consistent with the classification of long-term asset activity. Proceeds from the sale of rental product were $4.0 million and $2.8 million for the three months ended April 30, 2022 and 2021, respectively.
Revenue Recognition
Subscription and a-la-carte rental fees (“Subscription and Reserve rental revenue”) are recognized in accordance with Accounting Standard Update (“ASU”) 2016-02, Leases, Topic 842 (“ASC 842”). Other revenue, primarily related to the sale of rental product, is recognized under ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”) at the date of delivery of the product to the customer. Other revenue represented 8% and 11% of total revenue for the three months ended April 30, 2022 and 2021, respectively.
Revenue is presented net of promotional discounts, customer credits and refunds. Promotional discounts are recognized in accordance with either ASC 842 or ASC 606, based on the guidance applied to the rental fees or product sales to which the promotional discounts are related. Revenue is presented net of taxes that are collected from customers and remitted to governmental authorities.

The Company recognizes a liability at the time a customer credit or a gift card is issued, and revenue is recognized upon redemption of the credit or gift card. The Company’s customer credit liability is presented on the condensed consolidated balance sheets. During the three months ended April 30, 2022, $0.9 million of credits included in the customer credit liability as of January 31, 2022 were redeemed. Customer credits and gift cards do not have expiration dates. Over time, a portion of these instruments is not redeemed. The Company recognizes breakage income related to these instruments based on the redemption pattern method. The Company continues to maintain the full liability for the unredeemed portion of the credits and gift cards when the Company has any legal obligation to remit such credits to government authorities in relevant jurisdictions.
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
The Company accrues for credits and refunds issued subsequent to the balance sheet date that relate to rentals prior to the balance sheet date. These amounts were not material as of April 30, 2022 and January 31, 2022.

Other Revenue
Other revenue consists primarily of revenue from the sale of rental product. The Company recognizes revenue from the sale of rental product in accordance with ASC 606. Sale of rental product occurs when a customer purchases rental product at a discounted price, calculated as a percentage of retail value. Payment is due upon order confirmation and there is no financing component. The single performance obligation associated with rental product sales is generally satisfied upon delivery of the rental product to the customer. The Company does not have any material contractual receivables, assets, or liabilities with respect to other revenue as of April 30, 2022 and January 31, 2022.
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
The Company has granted two types of restricted stock units (“RSUs”). Prior to the effectiveness of the Company’s IPO, the Company granted RSUs which vest only upon satisfaction of both time-based service and liquidity-based conditions. The Company records share-based compensation expense for such RSUs on an accelerated attribution method over the requisite service period and only once the liquidity-based condition is satisfied. The liquidity-based vesting condition was satisfied upon the effectiveness of the Company’s IPO. Share-based compensation related to any remaining time-based service for these RSUs after the liquidity-based event is recorded over the remaining requisite service period. Post IPO, the Company has granted RSUs which vest upon satisfaction of a single time-based service condition. The Company records share-based compensation expense for these RSUs on a straight-line basis over the requisite service period. See Note 12 - Share-based Compensation Plans for a description of the accounting for share-based awards.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Recently Issued and Adopted Accounting Pronouncements
Recently Adopted Accounting Pronouncements

Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improves the consistency in application of other areas by clarifying and amending existing guidance. This standard is effective for annual reporting periods beginning after December 15, 2021, and interim periods within those years, and early adoption is permitted. Certain amendments of this standard may be adopted on a retrospective basis, modified retrospective basis or prospective basis. The Company adopted this standard on February 1, 2022, and the adoption of this standard did not have a material impact on the condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
Debt - Debt with Conversion and Other Options and Derivatives and Hedging
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The new guidance reduces complexity and improves comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. This standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods within those years, and early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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
3.Liquidity and Impact of COVID-19 Pandemic
The Company has incurred a net loss from operations since inception and has historically relied upon debt and equity financing to fund its operations. In addition, the COVID-19 pandemic has had a significant adverse impact on the Company’s business. As a result, in fiscal year 2020 the Company experienced a significant decline in Subscription and Reserve rental revenue. While the Company has experienced revenue growth in fiscal year 2021 and the three months ended April 30, 2022, to the extent that the strength or pace of the Company’s COVID-19 recovery is not sustained, the Company has established plans to preserve existing cash liquidity, which could include reducing labor, operating expenses, and/or capital expenditures.

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
As of April 30, 2022 and January 31, 2022, the Company held cash and cash equivalents of $219.0 million and $247.6 million, respectively. The Company believes that it will have sufficient liquidity from cash on-hand and future operations to sustain its business operations, to satisfy its debt service obligations and to comply with its amended debt covenants for at least the next twelve months from the date these financial statements are issued.
4.Leases - Lessee Accounting
During the three months ended April 30, 2022, the Company amended the operating lease for its corporate headquarters in Brooklyn, NY, the terms of which terminated one floor of the leased space. The partial lease termination of the corporate headquarters leased space resulted in a reduction of $10.6 million in the Company’s future minimum fixed lease obligations as of the lease modification date. The Company treated the partial lease termination amendment as a lease modification as of the effective date which resulted in an adjustment of $3.7 million and $1.4 million to the related lease liabilities and right-of-use assets, respectively. The Company recorded a gain on the partial termination of $1.8 million and a loss on surrender of the related fixed assets, primarily leasehold improvements, of $1.9 million, both of which are recorded on the condensed consolidated statements of operations within general and administrative expenses.
The following table summarizes the Company’s minimum fixed lease obligations under existing agreements as a lessee, excluding variable payments and short-term lease payments, as of April 30, 2022:

	Operating	Finance
Fiscal year:
2022	$9.3	$0.3
2023	10.6	0.3
2024	9.5	0.2
2025	8.1	—
2026	8.1	—
Thereafter	42.7	—
Total minimum lease payments	88.3	0.8
Imputed interest	(41.8)	(0.1)
Lease liabilities as of April 30, 2022	$46.5	$0.7

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
5.Rental Product, Net
Rental product consisted of the following:

	April 30,	January 31,
	2022	2022

Apparel	$170.7	$164.4
Accessories	6.9	6.8
	177.6	171.2
Less: accumulated depreciation	(95.9)	(94.9)
Rental product, net	$81.7	$76.3
Depreciation and write-offs related to rental product, including write-offs of rental products sold, was $13.6 million and $12.7 million for the three months ended April 30, 2022 and 2021, respectively.
6.Long-Term Debt
Summary
The following table summarizes the Company’s line of credit and long-term debt outstanding as of April 30, 2022 and January 31, 2022:

	April 30,	January 31,
	2022	2022

Temasek Facility principal outstanding	$271.6	$271.6
Add: payment-in-kind interest	7.0	3.5
Less: unamortized debt discount	(13.4)	(14.3)
Temasek Facility, net	265.2	260.8
Less: current portion of long-term debt	—	—
Total noncurrent line of credit and long-term debt	$265.2	$260.8
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

In October 2021, in connection with the Amended Temasek Facility, the Company recorded a debt discount of $15.3 million, of which $0.2 million related to lender fees, $5.3 million related to the allocation of proceeds to warrants issued in relation to the Amended Temasek Facility, $1.0 million related to the extension of the term of warrants issued in relation to the Temasek Facility, and $8.8 million related to fees incurred to amend the Amended Temasek Facility. These amounts are being accreted to the principal amount of the Amended Temasek Facility through the recognition of noncash interest expense. The effective interest rate for the Amended Temasek Facility for the period from the date of issuance through April 30, 2022 was 14.29%.
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
The Ares Facility was secured by a first priority lien over substantially all assets of the Company. The Ares Facility required the Company to comply with substantially the same specified nonfinancial covenants as the Temasek Facility, including but not limited to, restrictions on the incurrence of debt, making of investments, the payment of dividends, sale of assets, mergers and acquisitions, modifications of certain agreements and its fiscal year, and granting of liens. The Ares Facility also required the Company to meet specified financial covenants that were measured based on predefined consolidated EBITDA thresholds. The Ares Facility required mandatory prepayment upon defined triggering events and permitted optional prepayments, and certain of the mandatory prepayment triggering items were subject to a prepayment premium. The Ares Facility contained various events of default, the occurrence of which could result in the acceleration of obligations under the Ares Facility.
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
Covenants
The Company was in compliance with all applicable financial and nonfinancial covenants as of April 30, 2022.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
7.Income Taxes

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

The amount of unrecognized tax benefits as of April 30, 2022 and January 31, 2022 was $0.7 million and $0.7 million, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized benefits relating to the Company’s tax position is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain and a reasonable estimate of the range of gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months cannot be made at this time.

8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	April 30,	January 31,
	2022	2022
Accrued operating and general expenses	$11.9	$13.6
Revenue share payable	7.1	6.7
Accrued payroll related expenses	2.4	4.0
Sales and other taxes	2.1	1.6
Short-term financing	2.0	3.5
Gift card liability	0.6	0.6
Accrued expenses and other current liabilities	$26.1	$30.0

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
9.Fair Value Measurements
As of April 30, 2022 and January 31, 2022, the carrying amounts of the Company’s cash and cash equivalents, current and noncurrent restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximated their estimated fair value due to their relatively short maturities.

The Company’s long-term debt is reported at carrying value on the Company’s condensed consolidated balance sheet. Refer to Note 6 — Long-Term Debt. The Company estimates the fair value of its long-term debt based on recently reported market transactions for similar financial instruments by companies with similar credit ratings and, as such, are classified as Level 2 within the fair value hierarchy. As of April 30, 2022, the estimated fair value of the Company’s long-term debt was $256.2 million.

The Company’s warrant liabilities were reported at fair value on the Company’s condensed consolidated balance sheet. The warrant liabilities were valued using a Black-Scholes option pricing model. The assumptions used in preparing the model include estimates such as volatility, contractual terms, dividend yield, expiration dates and risk-free interest rates. Prior to the Company’s IPO, this valuation model used unobservable market share price input on a recurring basis, and therefore was considered a Level 3 liability.
The following table presents a roll forward of the fair value of the level 3 liabilities for the three months ended April 30, 2021:

Warrant Liability
Balance as of January 31, 2021	$11.8
Changes in estimated fair value	(0.5)
Balance as of April 30, 2021	$11.3
There were no outstanding liability-classified warrants as of April 30, 2022 and January 31, 2022.
10.Redeemable Preferred Stock
During the three months ended April 30, 2021, the Company sold 1,157,398 shares of Series G redeemable preferred stock in exchange for $17.1 million. Upon consummation of the IPO, the Company’s outstanding redeemable preferred stock converted into an equivalent amount of shares of Class A common stock. There was no redeemable preferred stock as of April 30, 2022 and January 31, 2022.
11.Stockholders’ Equity
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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Preferred Stock
Upon the IPO, the Company authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. No shares were issued or outstanding as of April 30, 2022.

Warrants
As of April 30, 2022 and January 31, 2022, the Company had the following outstanding warrants:

	April 30, 2022
Outstanding Warrants	Date Issued	Number of Shares	Class of Shares	Exercise Price	Fair Value at Issuance
Equity classified:
TriplePoint	Nov-16	82,891	Common	$7.54	$0.3
TriplePoint	Jun-17	18,236	Common	7.54	0.1
TriplePoint	Sep-17	14,920	Common	7.54	0.1
TriplePoint	Jan-18	16,578	Common	7.54	0.1
TriplePoint	Apr-18	16,578	Common	7.54	0.1
TriplePoint	Nov-15	35,215	Common	17.04	0.2
TriplePoint	Jun-16	28,172	Common	17.04	0.2
TriplePoint	Sep-16	24,650	Common	17.04	0.1
Double Helix (Temasek)	Oct-21	394,343	Common	21.00	5.3
		631,583			$6.5
The warrant for 730,000 shares of common stock issued to Double Helix (Temasek) in July 2018 with an exercise price of $27.40 per share expired unexercised during the three months ended April 30, 2022.

	January 31, 2022
Outstanding Warrants	Date Issued	Number of Shares	Class of Shares	Exercise Price	Fair Value at Issuance
Equity classified:
TriplePoint	Nov-16	82,891	Common	$7.54	$0.3
TriplePoint	Jun-17	18,236	Common	7.54	0.1
TriplePoint	Sep-17	14,920	Common	7.54	0.1
TriplePoint	Jan-18	16,578	Common	7.54	0.1
TriplePoint	Apr-18	16,578	Common	7.54	0.1
TriplePoint	Nov-15	35,215	Common	17.04	0.2
TriplePoint	Jun-16	28,172	Common	17.04	0.2
TriplePoint	Sep-16	24,650	Common	17.04	0.1
Double Helix (Temasek)	Jul-18	730,000	Common	27.40	1.3
Double Helix (Temasek)	Oct-21	394,343	Common	21.00	5.3
		1,361,583			$7.8
There were no outstanding liability-classified warrants as of April 30, 2022 and January 31, 2022.
The fair value was estimated using the Black-Scholes option pricing model. The fair value is subjective and is affected by changes in inputs to the valuation model including the fair value per share of the underlying stock, the expected term of each warrant, volatility of the Company’s stock and peer company stock, and risk-free rates based on U.S. Treasury yield curves.

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
As of April 30, 2022 and January 31, 2022, all outstanding warrants were equity-classified and recorded as additional paid-in capital. Equity-classified contracts are not subsequently remeasured unless reclassification is required from equity to liability classification.
12.Share-based Compensation Plans

2009 Stock Incentive Plan and 2019 Stock Incentive Plan

In 2009, the Company adopted its stock incentive plan (the “2009 Plan”) to grant equity to employees and service providers. In 2019, the Company adopted a new stock incentive plan (the “2019 Plan”) which replaced the 2009 Plan. The Company has granted RSUs and stock options, each of which is settleable in shares. Options are generally granted for a 10-year term, and generally vest and become fully exercisable over four years of service. RSU awards have both service-based and liquidity-based vesting conditions. The liquidity-based vesting condition was satisfied in connection with the effectiveness of the Company’s IPO. The service-based requirement of RSUs was typically satisfied over four years. While no shares are available for future issuance under the 2009 Plan or the 2019 Plan, they continue to govern outstanding equity awards granted thereunder. Outstanding awards granted under the 2009 Plan and 2019 Plan are exercisable for or settled in shares of Class A common stock, or, if approved by the board of directors, shares of Class B common stock.

Amended and Restated 2021 Incentive Award Plan

The Company's Amended and Restated 2021 Incentive Award Plan (the "2021 Plan") was adopted by its board of directors and approved by stockholders in October 2021 and became effective upon the effective date of the IPO. The 2021 Plan replaced the 2019 Plan, and no further grants will be made under the 2019 Plan. The terms of equity awards granted under the 2021 Plan in the year ended January 31, 2022 were generally consistent with those granted under the 2019 Plan, as described above. RSUs granted under the 2021 Plan in the year ended January 31, 2022 generally vest over four years and do not have liquidity-based vesting conditions. RSUs granted under the 2021 Plan during the three months ended April 30, 2022 have a shorter vesting period of one to two years. As of April 30, 2022, there were 4,237,886 shares of Class A common stock available for issuance under the 2021 Plan. There will not be any further equity grants of Class B common stock.

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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Stock Options
Stock option activity during the period indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balances as of January 31, 2022	9,470,170	$7.33	7.17	$2.1
Granted	—	—
Exercised	(1,600)	2.86
Forfeited	(287,586)	10.41
Balances as of April 30, 2022	9,180,984	$7.24	6.87	$2.7
Exercisable as of April 30, 2022	5,250,102	$6.72	5.58	$2.7
The total intrinsic value of stock options exercised for the three months ended April 30, 2022 was nominal.
As of April 30, 2022, there was $14.3 million of unrecognized compensation cost related to stock options granted that is expected to be recognized over a weighted average period of 2.9 years.
The Company currently uses authorized and unissued shares to satisfy the exercise of stock option awards.

RSUs
RSUs activity during the period indicated is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of January 31, 2022	2,428,574	$11.32
Granted	4,451,572	5.32
Exercised	(892,505)	11.50
Forfeited	(150,733)	7.98
Unvested and outstanding as of April 30, 2022	5,836,908	$6.80
As of April 30, 2022, there was $20.5 million of unrecognized compensation cost related to RSUs granted that is expected to be recognized over a weighted average period of 1.9 years.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Share-Based Compensation Summary
The classification of share-based compensation for the three months ended April 30, 2022 presented within each line item of the condensed consolidated statements of operations is as follows:

	Three Months Ended April 30,
	2022	2021
Technology	$1.2	$0.4
Marketing	0.2	0.1
General and administrative	4.1	1.4
Total share-based compensation	$5.5	$1.9
13.Net Loss per Share Attributable to Common Stockholders
The Company computes net loss per share attributable to common stockholders under the two-class method required for multiple classes of common stock and participating securities. The rights of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the net loss per share attributable to common stockholders will be the same for Class A and Class B common stock on an individual or combined basis.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended April 30,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(42.5)	$(42.3)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	63,431,165	11,287,251
Net loss per share attributable to common stockholders, basic and diluted	$(0.67)	$(3.75)
The following potentially dilutive outstanding securities based on amounts outstanding at each period end were excluded from the computation of diluted loss per share attributable to common stockholders because including them would have been anti-dilutive:

	Three Months Ended April 30,
	2022	2021

Redeemable preferred stock	—	32,295,319
Stock options	9,180,984	9,102,160
Common stock warrants	631,583	2,530,904
Preferred stock warrants	—	164,664
RSUs	5,836,908	—
Total	15,649,475	44,093,047
As of April 30, 2021, RSUs to be settled in 2,019,881 shares of common stock were excluded from the table above because they were subject to liquidity-based vesting conditions that were not satisfied.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
14.Commitments and Contingencies
The Company had restricted cash balances for cash collateralized standby letters of credit as of April 30, 2022 and January 31, 2022 of $10.8 million and $12.0 million, primarily to satisfy security deposit requirements on its leases.

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
As of April 30, 2022, there was no litigation or contingency with at least a reasonable possibility of a material loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended January 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2022 (the “2021 Annual Report on Form 10-K”).

In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those described in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, “Risk Factors”.

Overview
We give customers ongoing access to our “unlimited closet” — with over 20,000 styles by over 800 designer brands — through our Subscription offering or the ability to rent a-la-carte through our Reserve offering. We also give our subscribers and customers the ability to buy our products through our Resale offering. These offerings allow us to engage and serve our subscribers and customers across diverse use cases from everyday life to special occasions. We have served over 2.5 million lifetime customers across all of our offerings and we had 177,213 ending total subscribers1 (active and paused) as of April 30, 2022. The majority of our revenue is highly recurring and is generated by our subscribers. For the three months ended April 30, 2022 and 2021, respectively, 86% and 87% of our total revenue (including Reserve and Resale revenue) was generated by subscribers while they were active or paused.
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

Recent Business Developments

Initial Public Offering.     On October 29, 2021, we closed our initial public offering (the “IPO”), in which we issued and sold 17,000,000 shares at the public offering price of $21.00 per share. We received net proceeds of $327.3 million after deducting underwriting discounts and commissions and offering expenses.

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

Key Operating and Financial Results. We have achieved the following operating and financial results for the three months ended April 30, 2022 and 2021, respectively:

•Revenue was $67.1 million and $33.5 million, respectively, representing 100.3% growth year-over-year;
•134,998 and 74,018 ending Active Subscribers2 (excluding paused subscribers), respectively, representing 82% growth year-over-year and our highest end-of-quarter Active Subscriber count since launch of subscription;
•177,213 and 104,138 ending Total Subscribers (including paused subscribers), respectively, representing 70% growth year-over-year;
•Gross Profit was $22.5 million and $8.1 million, respectively, representing a gross margin of 33.5% and 24.2%, respectively;
•Net Loss was $(42.5) million and $(42.3) million, respectively. Net Loss as a percentage of revenue was (63.3)% and (126.3)%, respectively;
•Adjusted EBITDA was $(8.8) million and $(6.2) million, respectively, representing an Adjusted EBITDA margin of (13.1)% and (18.5)%, respectively; and
•Cash and Cash Equivalents was $219.0 million and $103.8 million, respectively.

First Quarter Business Highlights
•Continued to drive strong subscriber engagement, with 28% of subscribers adding one or more paid additional items into their subscription program;
•Continued to drive growth in Exclusive Designs and launched six new Exclusive Designs collections;
•Expanded at-home pickup to over 20 markets; and
•Continued to expand upon automation and productivity initiatives in our fulfillment centers, leveraging RFID technology to drive greater efficiency in our quality control process and generate data to enhance garment longevity.

2 Active Subscribers is defined as ending total subscribers as of period end, excluding paused subscribers.
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
In fiscal year 2021, 45% of new items were acquired through Wholesale, 33% through Share by RTR and 22% through Exclusive Designs, compared to 46% Wholesale, 36% Share by RTR and 18% Exclusive Designs in fiscal year 2020. In total, approximately 55% of new items were acquired through the more capital-efficient channels in fiscal year 2021, approximately 54% in fiscal year 2020 and approximately 26% in fiscal year 2019. Both our purchasing power and the diversification into Share by RTR and Exclusive Designs have led to a decrease in average upfront cost per item over time. We are executing on our strategy to further decrease the percentage of units acquired through Wholesale and increase the percentage of units acquired through our more capital-efficient channels, Exclusive Designs and Share by RTR, in fiscal year 2022.

For additional details about our business model and our product acquisition strategy, see our 2021 Annual Report on Form 10-K.
Key Factors Affecting Our Performance
We believe that our performance and future success depend on a variety of factors that present significant opportunities for our business, but also present risks and challenges that could adversely impact our growth and profitability.
Brands and Products
Ability to Acquire and Monetize Products Efficiently. Our ability to deliver an elevated experience for our subscribers and customers that keeps them loyal to RTR depends on us having the right assortment. Due to our deep partnerships with brands, we can acquire products directly from them in multiple ways, and due to our expertise in reverse logistics and garment restoration we can monetize our products effectively over their useful life. Diversifying our product acquisition away from 100% Wholesale has driven higher overall product return on investment and reduced the capital needs of the business. In fiscal year 2021, approximately 55% of new items were acquired through our more capital efficient non-Wholesale channels, compared to 54% in fiscal year 2020 and 26% in fiscal year 2019. We are executing on our strategy to further increase the percentage of units acquired through Exclusive Designs and Share by RTR in fiscal year 2022. We continuously evaluate our product acquisition mix to maximize our strategic priorities.

Upfront cost per item is defined as total upfront spend for items acquired in a period divided by the number of items acquired. We define total upfront spend as the total costs of products acquired in a period excluding performance based revenue share payments which are paid out over time. Total upfront spend includes the total acquisition cost for Wholesale items, upfront payments to brand partners for Share by RTR and Exclusive Designs items, third party manufacturing or other similar acquisition costs for Exclusive Designs items, and other ancillary upfront costs such as freight, where applicable. For fiscal year 2021 our average upfront cost per item was $95, representing a 14% decrease from an average upfront cost of $111 in fiscal year 2019. Due to seasonality factors, we track our progress on average upfront cost on a full year basis, as quarterly costs are not necessarily reflective of full year trends. Our diversification into non-Wholesale channels has meaningfully reduced our upfront spend.

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

The third and fourth fiscal quarters of 2021 and the first quarter of 2022 demonstrated subscriber seasonality patterns that are generally consistent with our historical trends, although our fourth quarter of 2021 saw a higher rate of pause activity due to the Omicron variant impact. In addition, our seasonality trends are seeing effects from COVID-19 generally, as Reserve orders and revenue are impacted by fewer large-scale holiday and special events compared to pre-COVID-19, especially those typically occurring in the third and fourth quarters. Subscriber acquisition was also impacted by COVID-19 in the fourth quarter of 2021 due to fewer large-scale holiday and special events.

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

For additional details about key factors affecting our performance, see our 2021 Annual Report on Form 10-K.
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

In fiscal year 2021, our financial results continued to be impacted by the COVID-19 pandemic. In particular, in the first quarter of fiscal year 2021 subscriber acquisition and engagement increased as shelter-at-home restrictions were lifted. In the fourth quarter of fiscal year 2021 the Omicron variant negatively impacted us in three key ways: 1) significantly decreased revenue from our Reserve business as most holiday events were canceled; 2) reduced subscriber acquisition in the second half of quarter; and 3) drove a higher rate of subscriber pause. In fiscal year 2021, financial results also continued to be impacted by consumers working primarily from home and by special events and occasions not being back to pre-pandemic levels.

We expect the effects of the COVID-19 pandemic and related macro-economic trends, including the spread of potential new variants, to have a continued impact on our business, results of operations, growth rates, and financial condition into fiscal year 2022, though we currently expect an environment that is improved from fiscal year 2021. We believe that the backlog of special events and leisure travel that have been pushed to 2022 and 2023 will contribute to additional COVID-19 recovery in those periods.

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

	Three Months Ended April 30,
	2022	2021
	($ in millions)
Active Subscribers	134,998	74,018
Gross Profit	$22.5	$8.1
Adjusted EBITDA (1)	$(8.8)	$(6.2)
__________
(1)Adjusted EBITDA is a non-GAAP financial measure; for a reconciliation to the most directly comparable GAAP financial measure, net loss, and why we consider Adjusted EBITDA to be a useful metric, see “—Non-GAAP Financial Metrics” below.
Active Subscribers: Active Subscribers represents the number of subscribers with an active membership as of the last day of any given period and excludes paused subscribers. As of April 30, 2022, we had 134,998 Active Subscribers, up 82% year-over-year as the equivalent quarter of fiscal year 2021 was more heavily impacted by the COVID-19 pandemic, and we saw recovery post-Omicron during the first quarter of fiscal year 2022.

Gross Profit and Gross Margin: We define Gross Profit as total revenue less fulfillment expense, rental product depreciation and revenue share. We depreciate owned apparel assets over three years and owned accessory assets over two years net of 20% and 30% salvage values, respectively, and recognize the depreciation on a straight-line basis and remaining cost of items when sold or retired on our condensed consolidated statement of operations. Rental product depreciation expense is time-based and reflects all rental product items we own. We use Gross Profit and Gross Profit as a percentage of revenue, or Gross Margin, to measure the continued efficiency of our business after the cost of our products and fulfillment costs are included. Gross Profit was $22.5 million for the three months ended April 30, 2022 compared to $8.1 million in the three months ended April 30, 2021 representing Gross Margins of 33.5% and 24.2%, respectively. The significant increase in Gross Profit and Gross Margin for the three months ended April 30, 2022 was driven by lower rental product depreciation and revenue share as a percentage of total revenue than in the prior period which offset higher fulfillment costs driven by increases in fulfillment related transportation costs. Rental product depreciation decreased as a percentage of revenue as costs were absorbed over a larger revenue base, while revenue share increased slightly as a percentage of revenue due to a higher proportion of Share by RTR items relative to prior year. We have improved and expect to have the opportunity to further improve Gross Profit and Gross Margin over time by driving growth in total revenue and revenue per subscriber, fulfillment and operational efficiency gains, and strategically evolving our mix of product acquisition.
Adjusted EBITDA and Adjusted EBITDA Margin: We define Adjusted EBITDA as net loss, adjusted to exclude interest expense, rental product depreciation, other depreciation and amortization, share-based compensation expense, write-off of liquidated rental product assets, certain non-recurring or one-time costs (see below footnotes to the reconciliation table), income taxes, warrant liability revaluation gains / losses, debt extinguishment gains / losses, other income and expense, and other gains / losses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue, net for a period. Adjusted EBITDA was $(8.8) million for the three months ended April 30, 2022 compared to $(6.2) million for the three months ended April 30, 2021, representing margins of (13.1)% and (18.5)%, respectively. Adjusted EBITDA Margin has improved for the three months ended April 30, 2022 due to reasons consistent with the improvement in Gross Profit and Gross Margin and improved operating leverage across technology and general and administrative expenses even with additional strategic investments, offset by higher marketing expenditure. We have the opportunity to improve Adjusted EBITDA as we increase revenue and drive higher revenue per subscriber, fulfillment and operational efficiency gains, and operating expense leverage.
Components of Results of Operations
Total Revenue, Net
Our total revenue, net consists of Subscription and Reserve rental revenue and Other revenue. Total revenue is presented net of promotional discounts, credits and refunds, and taxes.
Subscription and Reserve Rental Revenue.    We generate Subscription and Reserve rental revenue from subscription and Reserve rental fees. We recognize subscription fees ratably over the subscription period, commencing on the date the subscriber enrolls in a subscription program. These fees are collected upon enrollment and any revenue from an unrecognized portion of the subscription period is deferred to the following fiscal period. We announced a price increase in April 2022 for our subscription plans, which we expect will generally increase revenue per subscriber by program over time. We recognize Reserve fees over the rental period, which starts on the date of delivery of the product to the customer. Reserve orders can be placed up to four months prior to the rental start date and the customer’s payment form is charged upon order confirmation. We defer recognizing the rental fees and any related promotions for Reserve rentals until the date of delivery, and then recognize those fees evenly over the four- or eight-day rental period.
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

Costs and Expenses
Fulfillment.    Fulfillment expenses consist of all costs to receive, process and fulfill customer orders. This primarily includes shipping costs to/from customers and personnel and related costs, which include salaries and bonuses, and employee benefit costs. Personnel and related costs are related to processing inbound and outbound customer orders, cleaning, restoring and repairing items received from customers, tracking and managing items within our fulfillment center network and ingesting new items received from brands. Fulfillment expenses also include costs of packing materials, cleaning supplies, and other fulfillment-related expenses. We expect fulfillment costs to increase in the future as order volume increases and as costs to ship orders increase due to increasing prices in the transportation market which we started to see in the second half of fiscal year 2021 and continued to see impact results in the first quarter of fiscal year 2022. We also expect fulfillment expense to increase due to competitive pressures in the labor market which could lead to continued higher wage rates. We increased warehouse wage rates during fiscal year 2021 and believe we will continue to be impacted by rising wage rates. We expect to continue to invest in automation and other process improvements to support and drive efficiencies in our operations. To the extent we are successful in becoming more efficient in fulfilling orders, and at a magnitude that is able to offset increasing shipping costs, wage rates and cleaning/packing supply price increases, we would expect these expenses to decrease as a percentage of total revenue over the longer term.
Technology.    Technology expenses consist of personnel and related costs for employees engaged in software development and engineering, quality assurance, product, customer experience, data science, analytics and information technology-related efforts, net of personnel costs associated with capitalized software. Technology expenses also include professional services, third-party hosting expenses, website monitoring costs, and software and license fees. We expect to increase technology expenses as we continue to improve the customer and subscriber experience and invest in our technology stack and infrastructure to support overall growth in our business and distribution network, including prioritizing cloud capabilities. While these expenses may vary from period to period as a percentage of total revenue, we expect them to decrease as a percentage of total revenue over the longer term.
Marketing.    Marketing expenses include online and mobile marketing, search engine optimization and email costs, marketing personnel and related costs, agency fees, brand marketing, printed collateral, consumer research, and other related costs. We expect marketing expenses to increase as we intend to increase marketing spend to drive the growth of our business and increase our brand awareness. The trend and timing of our marketing expenses will depend in part on the timing of marketing campaigns.
General and Administrative.    General and administrative expenses consist of all other personnel and related costs for customer service, finance, tax, legal, human resources, fashion and photography and fixed operations costs. General and administrative expenses also includes occupancy costs (including warehouse-related), professional services, credit card fees, general corporate and warehouse expenses, other administrative costs, and gains and losses associated with asset disposals and operating lease terminations. We expect general and administrative expenses to increase as we grow our infrastructure to support operating as a public company and the overall growth of the business. We also expect rent expense and other facilities-related costs to increase in the future as we expand our distribution network to support overall business growth and fulfillment cost-reduction initiatives. While these expenses may vary from period to period as a percentage of total revenue, we expect them to decrease as a percentage of total revenue over the longer term.
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

Gain / (Loss) on Warrant Liability Revaluation, Net. Gain / (loss) on warrant liability revaluation is associated with revaluing liability classified warrants to the respective fair value at period end or prior to conversion. As of April 30, 2022, all outstanding warrants are equity classified and therefore do not require remeasurement going forward.
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
Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented:

	Three Months Ended April 30,
	2022	2021

Revenue:
Subscription and Reserve rental revenue	$61.4	$29.8
Other revenue	5.7	3.7
Total revenue, net	67.1	33.5
Costs and expenses:
Fulfillment	22.9	8.8
Technology	13.6	9.7
Marketing	8.7	2.6
General and administrative	29.2	19.0
Rental product depreciation and revenue share	21.7	16.6
Other depreciation and amortization	4.2	5.1
Total costs and expenses	100.3	61.8
Operating loss	(33.2)	(28.3)
Interest income / (expense), net	(9.3)	(14.5)
Gain / (loss) on warrant liability revaluation, net	—	0.5
Net loss before income tax benefit / (expense)	(42.5)	(42.3)
Income tax benefit / (expense)	—	—
Net loss	$(42.5)	$(42.3)
Comparison of the three months ended April 30, 2022 and 2021
Total Revenue, Net.    Total revenue, net was $67.1 million for the three months ended April 30, 2022, an increase of $33.6 million, or 100.3%, compared to $33.5 million for the three months ended April 30, 2021. This increase was primarily driven by the increase in overall demand, including subscriber count, directly attributable to the COVID-19 recovery compared to last year.

Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $61.4 million for the three months ended April 30, 2022, an increase of $31.6 million, or 106.0%, compared to $29.8 million for the three months ended April 30, 2021. This increase was primarily driven by the 82% year-over-year increase in Active Subscriber count and the increase in Reserve rental revenue as a result of the COVID-19 pandemic recovery compared to last year. In addition, in the first quarter of fiscal year 2022, we experienced a recovery from the impact of the Omicron variant which impacted the fourth quarter of fiscal year 2021. Our active subscriber count increased 17% from the end of fiscal year 2021 and the rate of subscriber pause decreased from 28% to 24% of total subscribers. In April 2022, we announced a price increase for our subscription plans which went into effect for new subscribers at the end of the quarter, and which went into effect for existing subscribers in the second quarter of fiscal year 2022. We expect the price increase will generally increase revenue per subscriber by program over time.
Other Revenue.    Other revenue was $5.7 million for the three months ended April 30, 2022, an increase of $2.0 million, or 54.1%, compared to $3.7 million for the three months ended April 30, 2021. This increase was primarily driven by an increase in Active Subscribers which resulted in increased purchases of resale items. Other revenue represented 8.5% of total revenue, down from 11.0% in the same period of fiscal year 2021 as we shifted away from the strategy to increase resale revenue through promotional activities during COVID-19.
Costs and Expenses.    Total costs and expenses were $100.3 million for the three months ended April 30, 2022, an increase of $38.5 million, or 62.3%, compared to $61.8 million for the three months ended April 30, 2021. This increase was primarily driven by an increase in fulfillment, paid marketing, technology, and G&A expenses and hiring to support our increased growth and public company costs.
Fulfillment.    Fulfillment expenses were $22.9 million for the three months ended April 30, 2022, an increase of $14.1 million, or 160.2%, representing 34.1% of revenue, compared to $8.8 million for the three months ended April 30, 2021, representing 26.3% of revenue. The increase in fulfillment dollars was primarily driven by an increase in demand-related growth and an increase in transportation costs and wage rates which are expected to continue for the remainder of fiscal year 2022, partially offset by fulfillment process improvements.
Technology.    Technology expenses were $13.6 million for the three months ended April 30, 2022, an increase of $3.9 million, or 40.2%, compared to $9.7 million for the three months ended April 30, 2021. This increase was primarily driven by an increase in strategic investments and personnel costs to support future growth initiatives, including back end infrastructure and cloud investments that provide scaling and efficiency benefits and support our work to provide an enhanced search, fit and discovery experience for the consumer. Technology expenses were 20.3% of revenue for the three months ended April 30, 2022 compared to 29.0% last year as we saw increased operating leverage with higher revenue compared to prior year. Technology related share-based compensation expense was $1.2 million for the three months ended April 30, 2022 and was $0.4 million for the same period last year. We expect technology expenses to increase in fiscal year 2022, driven by continued strategic investments.
Marketing.    Marketing expenses were $8.7 million for the three months ended April 30, 2022, an increase of $6.1 million, or 234.6%, compared to $2.6 million for the three months ended April 30, 2021. This increase was driven by the increased marketing initiatives as compared to the same period last year which had reduced paid and brand marketing spend during the COVID-19 pandemic. Marketing expenses unrelated to personnel costs were $7.4 million in the three months ended April 30, 2022 and 11.0% of revenue, compared to $1.6 million last year and 4.8% of total revenue. We expect marketing expenses to increase in absolute dollars in fiscal year 2022, in particular in the first half relative to fiscal year 2021, in order to drive subscriber growth and higher recurring revenue earlier in the year.
General and Administrative.    General and administrative (“G&A”) expenses were $29.2 million for the three months ended April 30, 2022, an increase of $10.2 million, or 53.7%, compared to $19.0 million for the three months ended April 30, 2021. This increase was primarily driven by the increase in costs required to support our growth and public company operations, including increased personnel, insurance and professional service fees, as well as increased credit card fees and customer service costs driven by revenue growth. G&A expenses as a percentage of revenue were 43.5% compared to 56.7% last year as we saw increased operating leverage with higher revenue compared to prior year. G&A related share-based compensation expense was $4.1 million for the three months ended April 30, 2022 and was $1.4 million for the same period last year.

Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $21.7 million for the three months ended April 30, 2022, an increase of $5.1 million, or 30.7%, compared to $16.6 million for the three months ended April 30, 2021. The increase is primarily a result of an increase in revenue share payments due to a higher proportion of Share by RTR items rented. Rental product depreciation and revenue share was 32.3% of revenue in the three months ended April 30, 2022, down from 49.6% in the prior period primarily due to rental product depreciation decreasing as a percentage of revenue as costs were absorbed over a larger revenue base.
Other Depreciation and Amortization.    Other depreciation and amortization was $4.2 million for the three months ended April 30, 2022, a decrease of $0.9 million, or 17.6%, compared to $5.1 million for the three months ended April 30, 2021. This decrease was primarily driven by lower depreciation associated with leasehold improvements.
Interest Income / (Expense), Net.    Interest expense, net was $9.3 million for the three months ended April 30, 2022, a decrease of $5.2 million, or 35.9%, compared to $14.5 million for the three months ended April 30, 2021. This decrease was driven by the accrued payment-in-kind interest related to the additional Ares debt entered in October 2020 which impacted the balance as of April 30, 2021 and then was paid down in full in October 2021 which impacted the balance as of April 30, 2022. Of the $9.3 million total interest expense in the three months ended April 30, 2022, $3.4 million was the accrual of paid-in kind (“PIK”) interest, $4.9 million was cash, financing lease interest and other interest and $1.0 million was debt discount amortization, compared to $11.2 million of PIK interest, $1.1 million of cash, financing lease interest and other interest and $2.2 million of debt discount amortization in the three months ended April 30, 2021.

Gain / (Loss) on Warrant Liability Revaluation, Net. Gain / (loss) on warrant liability revaluation, net was none for the three months ended April 30, 2022, a decrease of $0.5 million compared to $0.5 million for the three months ended April 30, 2021. This decrease was driven by the exercise and reclassification of liability-classified warrants to equity-classified warrants upon the Company’s IPO in the third quarter of fiscal year 2021. As of April 30, 2022, all the Company’s outstanding warrants are equity-classified and, as such, did not require fair value remeasurement.
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

Adjusted EBITDA and Adjusted EBITDA Margin.    Adjusted EBITDA and Adjusted EBITDA Margin are key performance measures used by management to assess our operating performance and the operating leverage of our business prior to capital expenditures. Our Adjusted EBITDA margins have improved from (18.5)% in the three months ended April 30, 2021 to (13.1)% in the three months ended April 30, 2022.

The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended April 30,
	2022	2021
	(in millions)
Net loss	$(42.5)	$(42.3)
Interest (income) / expense, net (1)	9.3	14.5
Rental product depreciation	13.6	12.7
Other depreciation and amortization (2)	4.2	5.1
Share-based compensation (3)	5.5	1.9
Write-off of liquidated assets (4)	0.6	1.4
Non-recurring adjustments (5)	0.3	1.0
(Gain) / loss on warrant liability revaluation, net (6)	—	(0.5)
Other (gains) / losses (7)	0.2	—
Adjusted EBITDA	$(8.8)	$(6.2)
Adjusted EBITDA Margin (8)	(13.1)%	(18.5)%
__________
(1)Includes debt discount amortization of $1.0 million in the three months ended April 30, 2022 and $2.2 million in the three months ended April 30, 2021.
(2)Reflects non-rental product depreciation and capitalized software amortization.
(3)Reflects the non-cash expense for share-based compensation.
(4)Reflects the write-off of the remaining book value of liquidated rental product that had previously been held for sale.
(5)Non-recurring adjustments for the three months ended April 30, 2022 includes $0.3 million of costs related to public company SOX readiness and the three months ended April 30, 2021 includes $1.0 million of costs primarily associated with public readiness preparation.
(6)Reflects the expense associated with revaluing prior liability classified lender warrants to the respective fair value at period end. As of April 30, 2022, all outstanding warrants are equity classified and therefore do not require remeasurement going forward.
(7)Includes gains / losses recognized in relation to foreign exchange, operating lease terminations and the related surrender of fixed assets (see “Note 4 - Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements).
(8)Adjusted EBITDA Margin calculated as Adjusted EBITDA as a percentage of revenue.

Liquidity and Capital Resources
Since our founding, we have financed our operations primarily from net proceeds from the sale of redeemable preferred stock, common stock and debt financings. As of April 30, 2022, we had cash and cash equivalents of $219.0 million and restricted cash of $10.8 million ($5.0 million current and $5.8 million noncurrent), and an accumulated deficit of $(843.7) million.

As disclosed above, on October 29, 2021, we closed our IPO, in which we issued and sold 17,000,000 shares at a public offering price of $21.00 per share. We received net proceeds of $327.3 million after deducting underwriting discounts and commissions and offering expenses.

Concurrent with our IPO, we paid down our senior secured term loan of $80.7 million (including accrued interest) with Ares Corporate Opportunities Fund V, L.P. (the “Ares Facility”) in full and $60.0 million of our Temasek Facility and refinanced the remaining Temasek Facility, resulting in a total debt repayment of $140.7 million. Our total indebtedness as of April 30, 2022 was $265.2 million. For a description of the terms of our current and prior credit agreements, see “Note 6 – Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements.

We expect that operating losses and negative cash flows from operations could continue in the foreseeable future as we continue to acquire products and increase other investments in our business. We believe our existing cash and cash equivalents, and cash generated from our operations, will be sufficient to sustain our business operations, to satisfy our debt service obligations and to comply with our amended debt covenants for at least the next twelve months from the date of this Quarterly Report.
Our future capital requirements will depend on many factors, including, but not limited to, growth in the number of customers and Active Subscribers and the timing of investments in technology and personnel to support the overall growth of our business. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital which could negatively affect our liquidity in the future. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2022	2021

Net cash (used in) provided by operating activities	$(17.4)	$(9.0)
Net cash (used in) provided by investing activities	(10.8)	(1.3)
Net cash (used in) provided by financing activities	(1.6)	17.9
Net increase in cash and cash equivalents and restricted cash	(29.8)	7.6
Cash and cash equivalents and restricted cash at beginning of year	259.6	109.2
Cash and cash equivalents and restricted cash at end of year	$229.8	$116.8
We also measure the cash consumption of the business including capital expenditures, by assessing net cash used in operating activities and net cash used in investing activities on a combined basis, which was $(10.3) million for the three months ended April 30, 2021 and $(28.2) million for the three months ended April 30, 2022.

The sum of net cash used in operating activities and net cash used in investing activities, as a percentage of revenue, was (30.7)% for the three months ended April 30, 2021 and (42.0)% for three months ended April 30, 2022.

Net cash (used in) provided by operating activities.    For the three months ended April 30, 2022, net cash used in operating activities was $(17.4) million, which consisted of a net loss of $(42.5) million, partially offset by non-cash charges of $29.6 million, reclassification of the proceeds from the sale of rental product of $4.0 million and a net change of $(0.5) million in our operating assets and liabilities. The non-cash charges were primarily comprised of $13.6 million of rental product depreciation and write-off expenses, $3.4 million of payment-in-kind interest, $5.5 million of share-based compensation, $1.0 million of debt discount amortization and $6.1 million of other fixed and intangible asset depreciation and the loss on the surrender of fixed asset write-offs related to the partial termination of the lease of the corporate headquarters (see “Note 4 - Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements).

For the three months ended April 30, 2021, net cash used in operating activities was $(9.0) million, which consisted of a net loss of $(42.3) million, partially offset by non-cash charges of $32.4 million, reclassification of the proceeds from the sale of rental product of $2.8 million and a net change of $3.7 million in our operating assets and liabilities. The non-cash charges were primarily comprised of $12.5 million of rental product depreciation and write-off expenses, $11.2 million of payment-in-kind interest, $1.9 million of share-based compensation, $2.2 million of debt discount amortization and $5.1 million of other fixed and intangible asset depreciation and amortization.
Net cash (used in) provided by investing activities.    For the three months ended April 30, 2022, net cash used in investing activities was $(10.8) million, primarily consisting of $(13.4) million of purchases of rental product incurred in the period and $(2.0) million of purchases of fixed and intangible assets. The investment in rental product does not include an additional $12.7 million of cost for units received in the current period but not yet paid for, but does include $6.5 million of cost for units paid for in the current period but received in the prior period (see the Supplemental Cash Flow Information in Part I, Item 1. Financial Statements). The investment in rental product was to support our growth in customer demand. The majority of the investment in fixed and intangible assets was related to investments in automation assets, additional processing machinery and equipment for our Secaucus and Arlington warehouses and capitalized technology labor. The cash used in investing activities was partially offset by $4.0 million of proceeds from the sale of owned rental product and $0.6 million of proceeds from the liquidation of rental product.
For the three months ended April 30, 2021, net cash used in investing activities was $(1.3) million, primarily consisting of $(4.4) million of purchases of rental product and $(1.3) million of purchases of fixed and intangible assets. The investment in rental product did not include the additional $3.5 million of cost for units received in the current period but not yet paid for, but did include $3.6 million of cost for units paid for in the current period but received in the prior period (see Supplemental Cash Flow Information in Part I, Item 1. Financial Statements). The investment in rental product was to support growth in planned customer demand prior to the onset of COVID-19. The majority of the investment in fixed and intangible assets was related to the build-out of our new headquarters in Brooklyn, NY, the investment in automation assets and additional processing machinery and equipment for our warehouses in addition to capitalized technology labor. The cash used in investing activities was partially offset by $2.8 million of proceeds from sale of owned rental product and $1.6 million of proceeds from the liquidation of rental product.
Net cash provided by (used in) financing activities.    During the three months ended April 30, 2022, net cash used in financing activities was $(1.6) million, consisting of other financing payments.
During the three months ended April 30, 2021, net cash provided by financing activities was $17.9 million, consisting primarily of proceeds from the issuance of redeemable preferred stock of $17.1 million.

Contractual Obligations and Commitments
In October 2021, we paid down outstanding principal and accrued interest of our Ares Facility in full and a portion of our Temasek Facility. Additionally, we entered into the Amended Temasek Facility. As of April 30, 2022, we had approximately $265.2 million of total debt outstanding, none of which is payable within the next 12 months. See “Note 6 — Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information.
See “Note 4 — Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements for our minimum fixed lease obligations under existing lease agreements as of April 30, 2022.
Critical Accounting Estimates
Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our 2021 Annual Report on Form 10-K. In the three months ended April 30, 2022, there were no material changes to our critical accounting estimates from those discussed in our 2021 Annual Report on Form 10-K.

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

Interest Rate Risk
As of April 30, 2022, we had cash and cash equivalents of $219.0 million and $265.2 million of debt outstanding under the Temasek Facility. Cash and cash equivalents consist primarily of cash held in financial institutions within the United States and Ireland and cash in transit from third-party credit card providers. Borrowings under the Temasek Facility bear interest at fixed rates. We have minimal exposure to market risk relating to changes in interest rates as they can affect the amount of interest income we earn on our cash. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of April 30, 2022, a hypothetical 10% change in interest rates would not have resulted in a material impact on our condensed consolidated financial statements.

Foreign Currency Risk
Our net revenue is denominated in U.S. dollars and a portion of our operating expenses are incurred outside the United States, denominated in foreign currencies. Accordingly, our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. As of April 30, 2022, a hypothetical 10% change in the relative value of the U.S. dollar to other currencies would not have had a material effect on our results of operations.
Inflation Risk
In recent months, inflation has continued to increase significantly in the United States and overseas resulting in rising transportation, wages, rental product and other costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations. For a discussion of recent wage increases and transportation costs related, in part, to inflationary pressures, see “Impact of COVID-19 on Our Business” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenue. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of April 30, 2022 because of the material weaknesses in our internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
In connection with the audit of our financial statements as of and for the year ended January 31, 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of April 30, 2022, these material weaknesses are still in the process of being remediated.
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

These material weaknesses did not result in a misstatement to our annual or interim condensed consolidated financial statements. However, each of these material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to our annual or interim condensed consolidated financial statements that would not be prevented or detected.
Notwithstanding the above identified material weaknesses, management believes the condensed consolidated financial statements as included in Part I, Item 1 of this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Remediation Efforts to Address Material Weaknesses
To address these material weaknesses, we have commenced actions to formalize the Company’s framework and policies with respect to maintaining evidence of the operation of control procedures and improve our IT general controls, segregation of duties controls, and journal entry controls. In particular, we are implementing comprehensive access control protocols for our enterprise resource planning environment in order to implement restrictions on user and privileged access to certain applications, establishing additional controls over the preparation and review of journal entries, implementing controls to review the activities for those users who have privileged access and program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately. The implementation of these remediation efforts is in progress, may require additional expenditures to implement, and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, and as a result, the timing of when we will be able to fully remediate the material weaknesses is uncertain. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.

Part II - Other Information
Item 1. LEGAL MATTERS
The information contained in “Note 14 — Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements is incorporated by reference into this Item.
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
We have grown rapidly over the last several years, due in large part to the growth in demand for our Subscription offerings, and therefore, our recent growth rates and financial performance should not necessarily be considered indicative of our future performance. The COVID-19 pandemic materially adversely affected our fiscal year 2020 operating and financial results, resulting in our total revenue decreasing 38.7% from $256.9 million in fiscal year 2019 to $157.5 million. During fiscal year 2021, revenue sequentially increased each quarter, a trend that continued into the first quarter of fiscal year 2022. Revenue for fiscal year 2021 increased 29.1% to $203.3 million from $157.5 million in fiscal year 2020. To effectively manage and capitalize on our growth, we must continue to expand our brand awareness and marketing, enhance customer experience, iterate our subscription products, invest in digital consumer innovation, and upgrade our management information and reverse logistics systems and other processes. Our continued growth has in the past, and could in the future, strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diverse and growing employee base. Failure to scale and preserve our company culture as we grow could also harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
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
The growth of our business is dependent upon our ability to continue to grow by cost-effectively adding new customers. Historically, a substantial portion of new customer acquisition has originated from organic word-of-mouth and other non-paid referrals. Although we will continue to encourage customer engagement, loyalty, and word-of-mouth referrals, there is no guarantee that we will be successful and our organic growth may decline. Paid marketing is also a key part of our growth strategy and while we previously paused paid marketing during portions of the pandemic as a result of COVID-19, we have increased our spending and plan to significantly increase spending and run marketing campaigns to acquire additional subscribers and customers, all of which could impact our overall profitability. We may incur marketing expenses significantly in advance of the time we anticipate recognized revenue associated with such expenses, our paid marketing may not effectively reach potential customers or be cost effective, changes in regulations or third-party interference could limit the ability of search engines and social media platforms for marketing, potential customers may decide not to rent through our platform or the spend of new customers may not yield the intended return on investment, any of which could negatively affect our results of operations. Moreover customer preferences may change and customers may not rent through our platform as frequently or spend as much with us. If we are not able to continue to expand our customer base through cost-effective methods, our revenue may grow slower than expected or decline. Relatedly, an inability to attract and retain customers could harm our ability to attract and retain brand partners, who may decide to partner with alternative platforms.
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
We had a net loss of $(42.5) million and $(211.8) million for the three months ended April 30, 2022 and year ended January 31, 2022, respectively, and have in the past had net losses. As of April 30, 2022, we had an accumulated deficit of $(843.7) million. Because we have a short operating history at scale, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to sustain or increase our profitability.
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
We are vulnerable to demand and pricing shifts and to suboptimal selection and timing of product purchases. We obtain substantially all of our products directly from over 800 brand partners through three key ways: 1) Wholesale, 2) Share by RTR, and 3) Exclusive Designs. For our business to be successful and have sufficient product to meet consumer demand, our brand and manufacturing partners must be willing and able to provide us with products in specific quantities and styles of sufficient quality, in compliance with regulatory requirements, at acceptable costs and on a timely basis. We typically do not enter into long-term contracts with our brand and manufacturing partners and, as such, we operate without significant contractual assurances of continued supply, pricing or access to products. Although we believe we have had limited attrition of brand partners to date, a brand partner could choose to no longer work with us or provide less favorable terms for a variety of reasons, including as a result of the COVID-19 pandemic and resulting impacts. In addition, some of our brand partners may not have the capacity to supply us with sufficient products to keep pace with our growth plans, especially if we plan to demand significantly greater amounts of products. In such cases, our ability to pursue our growth strategy will depend in part upon our ability to expand capacity with existing brand partners or develop new brand partners relationships.
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
We are subject to variable industry and global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; recession, higher consumer debt levels; inflation; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors due to the COVID-19 pandemic and related responses and have seen negative impacts on customer demand at varying levels as a result. For example, we experienced a significant decrease in consumer demand during the COVID-19 pandemic due to shelter-at-home orders and more limited social events, increased unemployment and work-from-home trends, and general economic uncertainty.
Furthermore, increases in consumer discretionary spending may be temporary, such as those related to the tail of the COVID-19 pandemic in the United States, and consumer spending may decrease again. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; wars, terrorism and political tensions; and other major unforeseen events. Although we believe the value proposition of our offering and business model is strengthened in an inflationary environment where the cost of purchasing clothing and accessories increases, consumer purchases or rental of discretionary items, including the products that we offer, frequently decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.
Additionally, adverse economic changes could reduce consumer confidence, and could thereby negatively affect our operating results. In the event of a prolonged economic downturn or acute recession, significant inflation, or increased supply chain shortages, consumer spending habits could be adversely affected, and we could experience lower than expected revenue, net income, and Adjusted EBITDA. In challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business. Any of these developments could harm our business, financial condition and results of operations.

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
We have funded our operations since inception primarily through equity and debt financings and revenue generated from our offerings. Our goal is to be a profitable company; however, we cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We also intend to continue to make investments to develop and grow our business. For example, in the future, we may need additional funding to obtain rental products, for marketing, and for headcount or other operating expenses and capital expenditures, to develop new features or enhance our offerings, to improve our operating infrastructure, and/or to acquire complementary businesses and technologies. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to support our business growth, and respond to business challenges could be significantly impaired, and our business may be adversely affected. Additionally, weakness and volatility in capital markets and the economy in general could limit our access to capital markets and increase our costs of borrowing.

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
As of April 30, 2022, we had $265.2 million aggregate principal amount of borrowings under a credit facility with Double Helix Pte Ltd. as administrative agent for Temasek Holdings (the “Amended Temasek Facility”). If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot provide assurance that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See “Note 6 —Long-Term Debt” in the Notes to Condensed Consolidated Financial Statements for more information on our indebtedness.
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
In connection with the preparation of our consolidated financial statements as of January 31, 2021, we identified material weaknesses in our internal control over financial reporting, as described below. As of April 30, 2022, these material weaknesses were still in the process of being remediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our condensed consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments include the useful life and salvage value of rental product, incremental borrowing rate to determine lease liabilities and right-of-use assets, and the valuation of share-based compensation and warrants. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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
We use third-party open-source software in connection with the development and deployment of our software applications and will likely use third-party open-source software in the future. Some open-source licenses require that source code that is developed using open-source software be made available to the public at no cost and that any modifications or derivative works to certain open source software continue to be licensed under open source licenses, which in some circumstances could include valuable proprietary code. In some circumstances this could require valuable proprietary code to be made available as open-source software, and may also prohibit charging fees to licensees. While we employ practices designed to monitor our compliance with the licenses of open-source software and try to ensure that we do not use any of the open-source software in a manner that would require us to disclose our proprietary source code or preclude us from charging fees, we cannot guarantee that we will be successful. We cannot guarantee that all open-source software is reviewed prior to use in our platform, or that our developers have not incorporated (and will not in the future incorporate) open-source software into our products and offerings without our knowledge. Furthermore, there are an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. As a result, there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products and offerings. If we were to receive a claim of non-compliance with the terms of any of our open-source licenses, we may be required purchase a costly license, to publicly release certain portions of our proprietary source code, limit or prohibit our use of some or all of our software, or expend substantial time and resources to re-engineer some or all of our software. We could also be precluded from charging fees for third-party use of our proprietary code.
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
As of April 30, 2022, we had federal net operating loss carryforwards of $560.5 million, $152.1 million of which will expire at various times through 2038. Furthermore, we had state net operating loss carryforwards of $32.0 million, which will expire at various times through 2041. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”), U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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
We obtain substantially all of our products directly from over 800 brand partners through Wholesale, Share by RTR, and Exclusive Designs arrangements with designer and/or manufacturing partners. The benefits we currently experience from these relationships could be adversely affected if they:
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
Our executive officers, directors, and greater than 5% stockholders, in the aggregate, beneficially own over 50% of our outstanding common stock as of April 30, 2022. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
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
We, our executive officers, directors and the holders of substantially all of our outstanding stock prior to our IPO signed lock-up agreements with the underwriters that, subject to certain customary exceptions, restricted the sale of the shares of our common stock and certain other securities held by them for 180 days following the date of the final prospectus filed in connection with our initial public offering. The lock-up agreements expired on April 25, 2022. As these resale restrictions have lapsed, the market price of our common stock could decline if the holders of those shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds

The offer and sale of the Class A common stock sold in the IPO was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-260027), which was declared effective by the SEC on October 26, 2021.

There has been no material change in the expected use of the net proceeds from our IPO, as described in our final prospectus filed with the SEC on October 27, 2021 pursuant to Rule 424(b) under the Securities Act of 1933.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
(a)Exhibits.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing date

3.1	Amended & Restated Certificate of Incorporation	8-K	001-40958	3.1	10/29/2021

3.2	Amended & Restated Bylaws	8-K	001-40958	3.2	10/29/2021

10.1	Amendment to Amended and Restated Employment Agreement by and between the Company and Jennifer Y. Hyman					*

10.2†	Partial Termination and Second Amendment of Lease, dated February 16, 2022, by and between 10 Jay Master Tenant LLC and the Company	10-K	001-40958	10.27	4/14/2022

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith
** Furnished herewith
† Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item (601)(b)(10)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENT THE RUNWAY, INC.

Date: June 10, 2022	By:	/s/ Scarlett O’Sullivan
Scarlett O’Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)