Form 10-Q
period 2022-07-31
Rent the Runway, Inc.
filed 2022-09-13
CIK 1468327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No ☒
The registrant had outstanding 61,647,599 shares of Class A common stock and 3,056,086 shares of Class B common stock as of September 6, 2022.

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
•We rely on consumer discretionary spending and have been, and may in the future be, adversely affected by economic downturns and other macroeconomic conditions or trends.
•We face risks arising from our restructuring plan, which could adversely affect our financial condition, results of operations, cash flows, or business reputation.
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
•We face risks associated with our indebtedness and potential need for additional capital, including that financing or refinancing may not be available on acceptable terms at all.
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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, share-based compensation, business strategy and initiatives, plans, impact from our restructuring plan, product acquisition expectations, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report for the quarter ended July 31, 2022. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Part I - Financial Information
Item 1. Financial Statements

RENT THE RUNWAY, INC. Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts, unaudited)

	July 31,	January 31,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$192.3	$247.6
Restricted cash, current	4.6	5.4
Prepaid expenses and other current assets	10.8	11.7
Total current assets	207.7	264.7
Restricted cash	5.8	6.6
Rental product, net	76.9	76.3
Fixed assets, net	52.3	57.2
Intangible assets, net	6.0	6.4
Operating lease right-of-use assets	28.3	31.5
Other assets	4.9	4.8
Total assets	$381.9	$447.5
Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$17.6	$15.9
Accrued expenses and other current liabilities	23.3	30.0
Deferred revenue	11.8	10.4
Customer credit liabilities	6.8	6.9
Operating lease liabilities	4.8	5.6
Total current liabilities	64.3	68.8
Long-term debt, net	269.8	260.8
Operating lease liabilities	40.4	46.4
Other liabilities	0.3	0.4
Total liabilities	374.8	376.4
Commitments and Contingencies (Note 14)
Redeemable preferred stock, $0.001 par value; 0 shares authorized as of July 31, 2022 and January 31, 2022; 0 shares issued and outstanding as of July 31, 2022 and January 31, 2022; liquidation preference of $0.0 million as of July 31, 2022 and January 31, 2022	—	—
Stockholders’ equity (deficit)
Class A common stock, $0.001 par value; 300,000,000 shares authorized as of July 31, 2022 and January 31, 2022; 61,038,901 and 60,104,058 shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively	0.1	0.1
Class B common stock, $0.001 par value; 50,000,000 shares authorized as of July 31, 2022 and January 31, 2022; 3,045,917 and 2,932,739 shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively	—	—
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of July 31, 2022 and January 31, 2022; 0 shares issued and outstanding as of July 31, 2022 and January 31, 2022	—	—
Additional paid-in capital	884.6	872.2
Accumulated deficit	(877.6)	(801.2)
Total stockholders’ equity (deficit)	7.1	71.1
Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$381.9	$447.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Operations
(In millions, except share and per share amounts, unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue:
Subscription and Reserve rental revenue	$70.0	$42.9	$131.4	$72.7
Other revenue	6.5	3.8	12.2	7.5
Total revenue, net	76.5	46.7	143.6	80.2
Costs and expenses:
Fulfillment	23.4	13.5	46.3	22.3
Technology	14.9	10.5	28.5	20.2
Marketing	9.0	4.8	17.7	7.4
General and administrative	29.6	21.6	58.8	40.6
Rental product depreciation and revenue share	20.7	15.0	42.4	31.6
Other depreciation and amortization	4.5	4.8	8.7	9.9
Total costs and expenses	102.1	70.2	202.4	132.0
Operating loss	(25.6)	(23.5)	(58.8)	(51.8)
Interest income / (expense), net	(9.6)	(14.9)	(18.9)	(29.4)
Gain / (loss) on warrant liability revaluation, net	—	(8.0)	—	(7.5)
Other income / (expense), net	1.3	3.9	1.3	3.9
Net loss before income tax benefit / (expense)	(33.9)	(42.5)	(76.4)	(84.8)
Income tax benefit / (expense)	—	0.1	—	0.1
Net loss	$(33.9)	$(42.4)	$(76.4)	$(84.7)
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(3.75)	$(1.20)	$(7.44)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	64,074,681	11,300,395	63,758,256	11,375,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of April 30, 2022	—	$—	63,930,902	$0.1	$877.7	$(843.7)	$34.1
Stock issued under stock incentive plan	—	—	153,916	—	—	—	—
Share-based compensation expense	—	—	—	—	6.9	—	6.9
Net loss	—	—	—	—	—	(33.9)	(33.9)
Balances as of July 31, 2022	—	$—	64,084,818	$0.1	$884.6	$(877.6)	$7.1

Balances as of April 30, 2021	32,295,319	$405.2	10,718,493	$—	$65.9	$(631.7)	$(565.8)
Issuance of redeemable preferred stock	280,143	4.1	—	—	—	—	—
Stock issued under stock incentive plan	—	—	72,760	—	0.6	—	0.6
Share-based compensation expense	—	—	—	—	2.4	—	2.4
Net loss	—	—	—	—	—	(42.4)	(42.4)
Balances as of July 31, 2021	32,575,462	$409.3	10,791,253	$—	$68.9	$(674.1)	$(605.2)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2022	—	$—	63,036,797	$0.1	$872.2	$(801.2)	$71.1
Stock issued under stock incentive plan	—	—	1,048,021	—	—	—	—
Share-based compensation expense	—	—	—	—	12.4	—	12.4
Net loss	—	—	—	—	—	(76.4)	(76.4)
Balances as of July 31, 2022	—	$—	64,084,818	$0.1	$884.6	$(877.6)	$7.1

Balances as of January 31, 2021	31,137,921	$388.1	10,456,521	$—	$62.7	$(589.4)	$(526.7)
Issuance of redeemable preferred stock	1,437,541	21.2	—	—	—	—	—
Stock issued under stock incentive plan	—	—	334,732	—	1.9	—	1.9
Share-based compensation expense	—	—	—	—	4.3	—	4.3
Net loss	—	—	—	—	—	(84.7)	(84.7)
Balances as of July 31, 2021	32,575,462	$409.3	10,791,253	$—	$68.9	$(674.1)	$(605.2)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Six Months Ended July 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(76.4)	$(84.7)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Rental product depreciation and write-offs	24.1	21.3
Write-off of rental product sold	3.0	2.6
Other depreciation and amortization	8.7	9.9
(Gain) / loss from write-off of fixed assets	1.9	—
Proceeds from rental product sold	(8.8)	(5.6)
(Gain) / loss from liquidation of rental product	(0.2)	(0.7)
Accrual of paid-in-kind interest	7.0	23.2
Amortization of debt discount	2.0	3.9
Share-based compensation expense	12.4	4.3
Remeasurement of warrant liability	—	7.5
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	0.9	(0.5)
Operating lease right-of-use assets	3.2	1.7
Other assets	(0.1)	(3.0)
Accounts payable, accrued expenses and other current liabilities	(5.3)	7.1
Deferred revenue and customer credit liabilities	1.3	3.4
Operating lease liabilities	(6.8)	(3.5)
Other liabilities	0.1	0.4
Net cash (used in) provided by operating activities	(33.0)	(12.7)
INVESTING ACTIVITIES
Purchases of rental product	(27.6)	(8.5)
Proceeds from liquidation of rental product	2.6	3.4
Proceeds from sale of rental product	8.8	5.6
Purchases of fixed and intangible assets	(4.6)	(3.9)
Net cash (used in) provided by investing activities	(20.8)	(3.4)
FINANCING ACTIVITIES
Proceeds from issuance of redeemable preferred stock	—	21.2
Proceeds from exercise of stock options under stock incentive plan	—	1.9
Principal repayments on long-term debt	—	(0.6)
Other financing payments	(3.1)	(0.1)
Net cash (used in) provided by financing activities	(3.1)	22.4
Net (decrease) increase in cash and cash equivalents and restricted cash	(56.9)	6.3
Cash and cash equivalents and restricted cash at beginning of period	259.6	109.2
Cash and cash equivalents and restricted cash at end of period	$202.7	$115.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Six Months Ended July 31,
	2022	2021
Reconciliation of Cash and Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$192.3	$104.0
Restricted cash, current	4.6	1.8
Restricted cash, noncurrent	5.8	9.7
Total cash and cash equivalents and restricted cash	$202.7	$115.5

Supplemental Cash Flow Information:
Cash payments (receipts) for:
Fixed operating leases payments (reimbursements), net	$7.3	$8.3
Fixed assets and intangibles received in the prior period	0.8	0.5
Rental product received in the prior period	6.5	3.6
Non-cash financing and investing activities:
Financing leases right-of-use asset amortization	$0.2	$0.2
ROU assets obtained in exchange for lease liabilities	0.4	0.3
Purchases of fixed assets and intangibles not yet settled	1.5	0.5
Purchases of rental product not yet settled	8.9	1.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
1.Business
Description of Business
Rent the Runway, Inc.’s (the “Company”) mission is to power women to feel their best every day. Launched in November 2009, the Company has built the world’s first and largest shared designer closet with approximately 20,000 styles by over 800 brand partners. The Company gives customers access to its “unlimited closet” through its subscription offering (“Subscription”) or the ability to rent a-la-carte through its reserve offering (“Reserve”). The Company’s corporate headquarters is located in Brooklyn, New York and the operational facilities are located in Secaucus, New Jersey, and Arlington, Texas. Its wholly-owned subsidiary, Rent the Runway Limited, is located in Galway, Ireland, and is focused on software development and support activities.
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
The results for the three and six months ended July 31, 2022 are not necessarily indicative of the operating results expected for the year ended January 31, 2023 or any future period. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, the unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended January 31, 2022, which can be found in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2022.
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
As of July 31, 2022, the effects of the ongoing COVID-19 pandemic and the macroeconomic environment on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.

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
No single customer accounted for more than 5% of the Company’s revenue during the three or six months ended July 31, 2022 and 2021.
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
Once it is no longer considered rentable, rental product in a sellable condition is classified as held for sale and written down to salvage value. The value of rental product held for sale as of July 31, 2022 and January 31, 2022 was $3.3 million and $2.1 million, respectively. The accelerated depreciation related to rental product held for sale was $2.1 million and $1.7 million for the three months ended July 31, 2022 and 2021, respectively, and $3.4 million and $2.3 million, for the six months ended July 31, 2022 and 2021, respectively. The accelerated depreciation is presented on the condensed consolidated statements of operations within rental product depreciation and revenue share.
The purchases of rental product, as well as the proceeds from the sale and liquidation of rental product, are classified as cash flows from investing activities on the condensed consolidated statements of cash flows because the predominant activity of the rental product purchased is to generate rental revenue and such classification is consistent with the classification of long-term asset activity. Proceeds from the sale of rental product were $8.8 million and $5.6 million for the six months ended July 31, 2022 and 2021, respectively.
Revenue Recognition
Subscription and a-la-carte rental fees (“Subscription and Reserve rental revenue”) are recognized in accordance with Accounting Standard Update (“ASU”) 2016-02, Leases, Topic 842 (“ASC 842”). Other revenue, primarily related to the sale of rental product, is recognized under ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”) at the date of delivery of the product to the customer. Other revenue represented 8% and 8% of total revenue for the three months ended July 31, 2022 and 2021, respectively, and 8% and 9% of total revenue for the six months ended July 31, 2022 and 2021, respectively.
Revenue is presented net of promotional discounts, customer credits and refunds. Promotional discounts are recognized in accordance with either ASC 842 or ASC 606, based on the guidance applied to the rental fees or product sales to which the promotional discounts are related. Revenue is presented net of taxes that are collected from customers and remitted to governmental authorities.

The Company recognizes a liability at the time a customer credit or a gift card is issued, and revenue is recognized upon redemption of the credit or gift card. The Company’s customer credit liability is presented on the condensed consolidated balance sheets. During the three months ended July 31, 2022 and 2021, $0.5 million and $0.6 million of credits included in the customer credit liability as of April 30, 2022 and 2021, respectively, were redeemed. During the six months ended July 31, 2022 and 2021, $1.3 million and $1.2 million of credits included in the customer credit liability as of January 31, 2022 and 2021, respectively, were redeemed. Customer credits and gift cards do not have expiration dates. Over time, a portion of these instruments is not redeemed. The Company recognizes breakage income related to these instruments based on the redemption pattern method. The Company continues to maintain the full liability for the unredeemed portion of the credits and gift cards when the Company has any legal obligation to remit such credits to government authorities in relevant jurisdictions.

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
The Company accrues for credits and refunds issued subsequent to the balance sheet date that relate to rentals prior to the balance sheet date. These amounts were not material as of July 31, 2022 and January 31, 2022.

Other Revenue
Other revenue consists primarily of revenue from the sale of rental product. The Company recognizes revenue from the sale of rental product in accordance with ASC 606. Sale of rental product occurs when a customer purchases rental product at a discounted price, calculated as a percentage of retail value. Payment is due upon order confirmation and there is no financing component. The single performance obligation associated with rental product sales is generally satisfied upon delivery of the rental product to the customer. The Company does not have any material contractual receivables, assets, or liabilities with respect to other revenue as of July 31, 2022 and January 31, 2022.
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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Insurance Proceeds
During the three months ended July 31, 2021, the Company recorded insurance recoveries of $4.0 million related to a network issue during the year ended January 31, 2020. This amount is recorded in other income / (expense), net in the condensed consolidated statements of operations.
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
Recently Issued Accounting Pronouncements
Debt - Debt with Conversion and Other Options and Derivatives and Hedging
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The new guidance reduces complexity and improves comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. This standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods within those years, and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the condensed consolidated financial statements.
Financial Instruments – Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. This standard is effective for annual reporting periods beginning after December 15, 2022, and interim periods within those years, and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the condensed consolidated financial statements.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
3.Liquidity
The Company has incurred a net loss from operations since inception and has historically relied upon debt and equity financing to fund its operations. In addition, the COVID-19 pandemic and related variants have had a significant adverse impact on the Company’s business over the last two fiscal years. While the Company has experienced revenue growth in fiscal year 2021 and the six months ended July 31, 2022, to the extent that the Company is further impacted by existing or new COVID-19 variants or macro trends, the Company has established plans to preserve existing cash liquidity, which could include reducing labor, operating expenses, and/or capital expenditures.
Additionally, in September 2022, the Company announced a restructuring plan to reduce costs, streamline its organizational structure and drive operational efficiencies, which is expected to generate annual operating expense savings of $25 to $27 million (relative to the second quarter of fiscal 2022 run rate) in fiscal 2023.
In October 2021, the Company completed its IPO and issued 17,000,000 shares of its Class A common stock at $21.00 per share. The Company received proceeds of $327.3 million which are net of the underwriting discounts of $24.1 million and direct offering costs of $5.6 million.
As of July 31, 2022 and January 31, 2022, the Company held cash and cash equivalents of $192.3 million and $247.6 million, respectively. The Company believes that it will have sufficient liquidity from cash on-hand and future operations to sustain its business operations, to satisfy its debt service obligations and to comply with its amended debt covenants for at least the next twelve months from the date these financial statements are issued.
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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The following table summarizes the Company’s minimum fixed lease obligations under existing agreements as a lessee, excluding variable payments and short-term lease payments, as of July 31, 2022:

	Operating	Finance
Fiscal year:
2022	$6.0	$0.2
2023	10.8	0.3
2024	9.5	0.2
2025	8.1	—
2026	8.1	—
Thereafter	42.7	—
Total minimum lease payments	85.2	0.7
Imputed interest	(40.0)	(0.1)
Lease liabilities as of July 31, 2022	$45.2	$0.6
5.Rental Product, Net
Rental product consisted of the following:

	July 31,	January 31,
	2022	2022

Apparel	$164.2	$164.4
Accessories	6.3	6.8
	170.5	171.2
Less: accumulated depreciation	(93.6)	(94.9)
Rental product, net	$76.9	$76.3
Depreciation and write-offs related to rental product, including write-offs of rental products sold, was $13.5 million and $11.2 million for the three months ended July 31, 2022 and 2021, respectively, and $27.1 million and $23.9 million for the six months ended July 31, 2022 and 2021, respectively.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
6.Long-Term Debt
Summary
The following table summarizes the Company’s line of credit and long-term debt outstanding as of July 31, 2022 and January 31, 2022:

	July 31,	January 31,
	2022	2022

Temasek Facility principal outstanding	$271.6	$271.6
Add: payment-in-kind interest	10.5	3.5
Less: unamortized debt discount	(12.3)	(14.3)
Temasek Facility, net	269.8	260.8
Less: current portion of long-term debt	—	—
Total noncurrent line of credit and long-term debt	$269.8	$260.8
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

In October 2021, in connection with the Amended Temasek Facility, the Company recorded a debt discount of $15.3 million, of which $0.2 million related to lender fees, $5.3 million related to the allocation of proceeds to warrants issued in relation to the Amended Temasek Facility, $1.0 million related to the extension of the term of warrants issued in relation to the Temasek Facility, and $8.8 million related to fees incurred to amend the Amended Temasek Facility. These amounts are being accreted to the principal amount of the Amended Temasek Facility through the recognition of noncash interest expense. The effective interest rate for the Amended Temasek Facility for the period from the date of issuance through July 31, 2022 was 14.29%.
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
Covenants
The Company was in compliance with all applicable financial and nonfinancial covenants as of July 31, 2022.
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

The amount of unrecognized tax benefits as of July 31, 2022 and January 31, 2022 was $0.8 million and $0.7 million, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized benefits relating to the Company’s tax position is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain and a reasonable estimate of the range of gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months cannot be made at this time.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	July 31,	January 31,
	2022	2022
Accrued operating and general expenses	$10.6	$13.6
Revenue share payable	5.4	6.7
Accrued payroll related expenses	3.6	4.0
Sales and other taxes	2.5	1.6
Short-term financing	0.6	3.5
Gift card liability	0.6	0.6
Accrued expenses and other current liabilities	$23.3	$30.0
9.Fair Value Measurements
As of July 31, 2022 and January 31, 2022, the carrying amounts of the Company’s cash and cash equivalents, current and noncurrent restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximated their estimated fair value due to their relatively short maturities.

The Company’s long-term debt is reported at carrying value on the Company’s condensed consolidated balance sheet. Refer to Note 6 — Long-Term Debt. The Company estimates the fair value of its long-term debt based on recently reported market transactions for similar financial instruments by companies with similar credit ratings and, as such, are classified as Level 2 within the fair value hierarchy. As of July 31, 2022, the estimated fair value of the Company’s long-term debt was $255.0 million.

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
The following table presents a roll forward of the fair value of the level 3 liabilities for the six months ended July 31, 2021:

Warrant Liability
Balance as of January 31, 2021	$11.8
Issuance of common stock warrants	0.5
Changes in estimated fair value	7.0
Balance as of July 31, 2021	$19.3
There were no outstanding liability-classified warrants as of July 31, 2022 and January 31, 2022. The (gain) / loss resulting from changes in the estimated fair value of common and preferred stock warrants are recorded within other income / (expense) on the consolidated statements of operations.
The Company issued a warrant for 40,828 shares of common stock with a fair value at issuance of $0.5 million during the six months ended July 31, 2021.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
10.Redeemable Preferred Stock
During the six months ended July 31, 2021, the Company sold 1,437,541 shares of Series G redeemable preferred stock in exchange for $21.2 million. Upon consummation of the IPO, the Company’s outstanding redeemable preferred stock converted into an equivalent amount of shares of Class A common stock. There was no outstanding redeemable preferred stock as of July 31, 2022 and January 31, 2022.
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

Preferred Stock
Upon the IPO, the Company authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. No shares were issued or outstanding as of July 31, 2022.

Warrants
As of July 31, 2022 and January 31, 2022, the Company had the following outstanding warrants:

	July 31, 2022
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
The warrant for 730,000 shares of common stock issued to Double Helix (Temasek) in July 2018 with an exercise price of $27.40 per share expired unexercised during the six months ended July 31, 2022.

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
There were no outstanding liability-classified warrants as of July 31, 2022 and January 31, 2022.
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
As of July 31, 2022 and January 31, 2022, all outstanding warrants were equity-classified and recorded as additional paid-in capital. Equity-classified contracts are not subsequently remeasured unless reclassification is required from equity to liability classification.

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

Amended and Restated 2021 Incentive Award Plan

The Company's Amended and Restated 2021 Incentive Award Plan (the "2021 Plan") was adopted by its board of directors and approved by stockholders in October 2021 and became effective upon the effective date of the IPO. The 2021 Plan replaced the 2019 Plan, and no further grants will be made under the 2019 Plan. The terms of equity awards granted under the 2021 Plan in the year ended January 31, 2022 were generally consistent with those granted under the 2019 Plan, as described above. RSUs granted under the 2021 Plan in the year ended January 31, 2022 generally vest over four years and do not have liquidity-based vesting conditions. RSUs granted under the 2021 Plan during the six months ended July 31, 2022 have a shorter vesting period of one to two years. As of July 31, 2022, there were 4,109,333 shares of Class A common stock available for issuance under the 2021 Plan. There will not be any further equity grants of Class B common stock.

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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Stock Options
Stock option activity during the period indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balances as of January 31, 2022	9,470,170	$7.33	7.17	$2.1
Granted	—	—
Exercised	(12,450)	2.84
Forfeited	(564,672)	9.02
Balances as of July 31, 2022	8,893,048	$7.23	6.67	$1.0
Exercisable as of July 31, 2022	5,470,427	$6.76	5.60	$1.0
The total intrinsic value of stock options exercised for the six months ended July 31, 2022 was nominal.
As of July 31, 2022, there was $12.6 million of unrecognized compensation cost related to stock options granted that is expected to be recognized over a weighted average period of 2.6 years.
The Company currently uses authorized and unissued shares to satisfy the exercise of stock option awards.
RSUs
RSUs activity during the period indicated is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of January 31, 2022	2,428,574	$11.32
Granted	4,999,257	5.19
Exercised	(1,035,571)	11.43
Forfeited	(292,779)	6.99
Unvested and outstanding as of July 31, 2022	6,099,481	$6.48
As of July 31, 2022, there was $18.9 million of unrecognized compensation cost related to RSUs granted that is expected to be recognized over a weighted average period of 1.8 years.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Share-Based Compensation Summary
The classification of share-based compensation for the three and six months ended July 31, 2022 presented within each line item of the condensed consolidated statements of operations is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Technology	$1.6	$0.5	$2.8	$0.9
Marketing	0.1	0.1	0.3	0.2
General and administrative	5.2	1.8	9.3	3.2
Total share-based compensation	$6.9	$2.4	$12.4	$4.3
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(33.9)	$(42.4)	$(76.4)	$(84.7)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	64,074,681	11,300,395	63,758,256	11,375,889
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(3.75)	$(1.20)	$(7.44)
The following potentially dilutive outstanding securities based on amounts outstanding at each period end were excluded from the computation of diluted loss per share attributable to common stockholders because including them would have been anti-dilutive:

	July 31,	July 31,
	2022	2021

Redeemable preferred stock	—	32,575,462
Stock options	8,893,048	9,314,605
Common stock warrants	631,583	2,571,732
Preferred stock warrants	—	88,037
RSUs	6,099,481	—
Total	15,624,112	44,549,836

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
As of July 31, 2021, RSUs to be settled in 2,187,173 shares of common stock were excluded from the table above because they were subject to liquidity-based vesting conditions that were not satisfied.
14.Commitments and Contingencies
The Company had restricted cash balances for cash collateralized standby letters of credit as of July 31, 2022 and January 31, 2022 of $10.4 million and $12.0 million, respectively, primarily to satisfy security deposit requirements on its leases.

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
As of July 31, 2022, there was no litigation or contingency with at least a reasonable possibility of a material loss.
15.Subsequent Events
On September 12, 2022, the Company announced a restructuring plan to reduce costs, streamline its organizational structure and drive operational efficiencies. The plan primarily includes total workforce reductions of approximately 24% of corporate employees (primarily a reduction in force, with some open role closures/reduced backfills), reorganizing certain functions and reallocating resources to continue to focus on customer experience and growth initiatives.
The Company estimates that it will incur total cash charges for employee severance and related costs of approximately $2.5 million and certain immaterial non-cash charges associated with stock-based compensation, both of which are expected to be primarily recognized in the third quarter of fiscal 2022.
The Company expects this restructuring plan to be substantially completed by the end of the fourth quarter of 2022. The charges that the Company expects to incur are subject to a number of assumptions, and actual expenses may differ from the estimates disclosed above.

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

Overview
We give customers ongoing access to our “unlimited closet” — with approximately 20,000 styles by over 800 designer brands — through our Subscription offering or the ability to rent a-la-carte through our Reserve offering. We also give our subscribers and customers the ability to buy our products through our Resale offering. These offerings allow us to engage and serve our subscribers and customers across diverse use cases from everyday life to special occasions. We have served over 2.5 million lifetime customers across all of our offerings and we had 173,321 ending total subscribers1 (active and paused) as of July 31, 2022. The majority of our revenue is highly recurring and is generated by our subscribers. For the six months ended July 31, 2022 and 2021, respectively, 87% and 80% of our total revenue (including Reserve and Resale revenue) was generated by subscribers while they were active or paused.
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

Restructuring plan. On September 12, 2022, we announced a restructuring plan to reduce costs, streamline our organizational structure and drive operational efficiencies. The plan primarily includes total workforce reductions of approximately 24% of corporate employees (primarily a reduction in force, with some open role closures/reduced backfills), reorganizing certain functions and reallocating resources to continue to focus on customer experience and growth initiatives.

We estimate that we will incur total cash charges for employee severance and related costs of approximately $2.5 million and certain immaterial non-cash charges associated with stock-based compensation, both of which are expected to be primarily recognized in the third quarter of fiscal 2022.

We expect this restructuring plan to be substantially completed by the end of the fourth quarter of 2022. The charges that we expect to incur are subject to a number of assumptions, and actual expenses may differ from the estimates disclosed above.

The restructuring plan is expected to generate annual operating expense savings of $25 to $27 million (relative to the second quarter of fiscal 2022 run rate) in fiscal 2023.

Key Operating and Financial Results. We have achieved the following operating and financial results for the three months ended July 31, 2022 and 2021, respectively:

•Revenue was $76.5 million and $46.7 million, respectively, representing 63.8% growth year-over-year;
•124,131 and 97,614 ending Active Subscribers2 (excluding paused subscribers), respectively, representing 27% growth year-over-year;
•173,321 and 126,841 ending Total Subscribers (including paused subscribers), respectively, representing 37% growth year-over-year;
•Gross Profit was $32.4 million and $18.2 million, respectively, representing a gross margin of 42.4% and 39.0%, respectively;
•Net Loss was $(33.9) million and $(42.4) million, respectively. Net Loss as a percentage of revenue was (44.3)% and (90.8)%, respectively;
•Adjusted EBITDA was $1.8 million and $(1.9) million, respectively, representing an Adjusted EBITDA margin of 2.4% and (4.1)%, respectively; and
•Cash and Cash Equivalents was $192.3 million and $104.0 million, respectively.

We have achieved the following operating and financial results for the six months ended July 31, 2022 and 2021, respectively:
•Revenue was $143.6 million and $80.2 million, respectively, representing 79.1% growth year-over-year;
•Gross Profit was $54.9 million and $26.3 million, respectively, representing a gross margin of 38.2% and 32.8%, respectively;
•Net Loss was $(76.4) million and $(84.7) million, respectively. Net Loss as a percentage of revenue was (53.2)% and (105.6)%, respectively; and
•Adjusted EBITDA was $(7.0) million and $(8.1) million, respectively, representing an Adjusted EBITDA margin of (4.9)% and (10.1)%, respectively.

Second Quarter Business Highlights
•Continued to drive strong subscriber engagement, with 30% of subscribers adding one or more paid additional items into their subscription program;
•Drove ongoing expansion of Exclusive Designs and launched four new Exclusive Designs collections: Saunders Collective, Esteban Cortazar, Pamela Love, and Busayo;
•Expanded at-home pickup to over 25 markets covering over 50% of our subscriber base, achieving our year-end target ahead of plan. Launched at-home pickup scheduling in app, driving a significant lift in adoption and awareness;
•Partnered with Saks Off 5th to offer access to a selection of previously rented Rent the Runway merchandise at SaksOFF5th.com, and;
•Continued to expand upon automation and productivity initiatives in our fulfillment centers, including the full rollout of our new packaging, which is both more cost-efficient and a more sustainable solution than our prior packaging.

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

Ability to Achieve Leverage in our Cost Structure. Improving operational efficiency of our platform is imperative to increasing profitability. We expect certain of our operating costs to increase as we make investments to grow subscribers and revenue and to enhance the customer experience. In September 2022, we announced a restructuring plan to drive long-term operational efficiencies, primarily in headcount and related expenses, and in technology and general and administrative expenses. Though we anticipate quarterly fluctuations in operating leverage, with these reductions we expect our fixed costs to decrease as a percentage of total revenue in fiscal year 2023, and over time would anticipate that our operating costs would not grow at the same pace as our total revenue on an annual basis.

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

Over time, we have improved our margins, profitability and cash flow, and we believe we will continue to benefit from economies of scale. We are focused on driving additional efficiencies in our operating expenses and growing profitability to also cover rental product depreciation, in addition to fulfillment, revenue share and operating expenses.

We use Adjusted EBITDA to assess our operating performance and the operating leverage of our business prior to capital expenditures. We also measure the cash consumption of the business including capital expenditures by assessing net cash used in operating activities and net cash used in investing activities on a combined basis.

Seasonality
We experience seasonality in our business, which has been impacted and may in the future change due to the effects of the COVID-19 pandemic and the macro environment. For our subscription rentals, we typically acquire the highest number of subscribers in March through May and September through November, as these are the times customers naturally think about changing over their wardrobes. We generally see a higher rate of subscribers pause in the summer, and in mid-December through the end of January. We historically had typically realized a higher portion of revenue from Reserve rentals during our third and fourth fiscal quarters as a result of increased wedding and holiday events.

The third and fourth fiscal quarters of 2021 and the first and second quarters of 2022 demonstrated subscriber seasonality patterns that are generally consistent with our historical trends, although our fourth quarter of 2021 saw a higher rate of pause activity due to the Omicron variant impact. In the second quarter of 2022, we experienced seasonally lower subscriber acquisition consistent with historical trends plus an increase in pause activity and decrease in retention and resubscription, which led to a lower ending Active Subscriber count compared with the end of the first quarter of fiscal year 2022. Active Subscriber levels may have been impacted by heightened seasonal changes in consumer behavior and/or the macro environment factors described below.

In addition, our seasonality trends are seeing effects from COVID-19 generally, as Reserve orders and revenue have been impacted by fewer large-scale holiday and special events compared to pre-COVID-19, especially those typically occurring in the third and fourth quarters. Subscriber acquisition was also impacted by COVID-19 in the fourth quarter of 2021 due to fewer large-scale holiday and special events.

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
Impact of Macro and Consumer Environment on Our Business

There remains significant uncertainty in the current macro-economic and consumer environment, driven by the COVID-19 pandemic, the war in Ukraine, inflationary pressures, potential risk of recession, and ongoing industry-wide supply chain issues. These factors have impacted, and are expected to continue to impact, consumer discretionary spending and purchasing behavior, price sensitivity, wage rates, transportation costs, and other costs associated with our business.

The COVID-19 pandemic materially adversely affected our fiscal year 2020 and 2021 operating and financial results. While COVID-related restrictions have eased throughout 2021 and 2022, there remains substantial uncertainty about the pandemic’s impact on the global economy, e-commerce, and macroeconomic conditions that impact consumer spending.

We believe that our customers live, work, socialize and travel differently in 2022 than they did prior to the COVID-19 pandemic and this influences what they wear. We think that the backlog of special events that have been pushed to 2022 and 2023 will contribute to our continued COVID-19 recovery in those periods. We are also still learning how these types of changes in customer behavior impact our business, particularly in a challenging macro environment. The second quarter of fiscal year 2022 saw a lower ending Active Subscriber count compared with the end of the first quarter of fiscal year 2022. Active Subscriber levels may have been impacted by heightened seasonal changes in consumer behavior and/or potential macro factors, such as higher levels of remote work and less demand for work wear, inflationary pressures and sensitivity to increased pricing, or other factors. In addition, during the second quarter of fiscal year 2022, there was higher than expected usage of high formality apparel, which may have constrained the availability of these items and our ability to meet demand.

We continue to take actions to adjust to the changing business environment and related inflationary pressure. For example, we increased wage rates throughout fiscal year 2021 to attract and retain talent at our fulfillment centers and we expect to continue to be impacted by rising labor costs in fiscal year 2022. We also expect transportation costs to continue to increase in fiscal year 2022, and we are focused on diversifying our transportation network to mitigate these rising costs and service delays. Examples of these mitigation efforts include increasing volumes with regional and last-mile carriers and consolidating shipments, such as through the launch of an at-home pickup service in certain markets. Although we continue to face a challenging environment due to the macro environment, including impacts from the COVID-19 pandemic, we plan to manage our staffing and are diversifying our transportation network in order to support fluctuating demand for our offerings.

The full extent to which the macro environment, including impacts from the COVID-19 pandemic, and the spread of any new variants, will directly or indirectly impact our business, results of operations, growth rates, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. Given the uncertainty, we cannot estimate the financial impact of the pandemic on our future results of operations, cash flows, or financial condition. For additional details, see Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	($ in millions)		($ in millions)
Active Subscribers	124,131	97,614	124,131	97,614
Gross Profit	$32.4	$18.2	$54.9	$26.3
Adjusted EBITDA (1)	$1.8	$(1.9)	$(7.0)	$(8.1)
__________
(1)Adjusted EBITDA is a non-GAAP financial measure; for a reconciliation to the most directly comparable GAAP financial measure, net loss, and why we consider Adjusted EBITDA to be a useful metric, see “—Non-GAAP Financial Metrics” below.
Active Subscribers: Active Subscribers represents the number of subscribers with an active membership as of the last day of any given period and excludes paused subscribers. As of July 31, 2022, we had 124,131 Active Subscribers, up 27% year-over-year as the equivalent quarter of fiscal year 2021 was more heavily impacted by the COVID-19 pandemic. The second quarter of fiscal year 2022 saw a lower ending Active Subscriber count compared with the end of the first quarter of fiscal year 2022. Active Subscriber levels may have been impacted by heightened seasonal changes in consumer behavior and/or potential macro environment factors, as discussed above.

Gross Profit and Gross Margin: We define Gross Profit as total revenue less costs related to activities to fulfill customer orders and rental product acquisition costs, presented as fulfillment and rental product depreciation and revenue share, respectively, on the condensed consolidated statement of operations. We depreciate owned apparel assets over three years and owned accessory assets over two years net of 20% and 30% salvage values, respectively, and recognize the depreciation on a straight-line basis and remaining cost of items when sold or retired on our condensed consolidated statement of operations. Rental product depreciation expense is time-based and reflects all rental product items we own. We use Gross Profit and Gross Profit as a percentage of revenue, or Gross Margin, to measure the continued efficiency of our business after the cost of our products and fulfillment costs are included. Gross Profit was $32.4 million for the three months ended July 31, 2022 compared to $18.2 million in the three months ended July 31, 2021 representing Gross Margins of 42.4% and 39.0%, respectively. Gross Profit was $54.9 million for the six months ended July 31, 2022 compared to $26.3 million for the six months ended July 31, 2021 representing Gross Margins of 38.2% and 32.8%, respectively. The significant increase in Gross Profit and Gross Margin for the three and six months ended July 31, 2022 was driven by higher revenue per shipment than prior year due to both the price increase and high add-on activity, seasonally lower shipments per average subscriber in the summer months, and lower rental product depreciation as a percentage of total revenue than in the prior period. These benefits more than offset higher fulfillment costs driven by increases in fulfillment related transportation costs. Rental product depreciation decreased as a percentage of revenue as costs were absorbed over a larger revenue base, while revenue share increased slightly as a percentage of revenue due to a higher proportion of Share by RTR items relative to prior year. We have improved and expect to have the opportunity to further improve Gross Profit and Gross Margin over time, with quarterly fluctuations, by driving growth in total revenue and revenue per subscriber, fulfillment and operational efficiency gains, and strategically evolving our mix of product acquisition.
Adjusted EBITDA and Adjusted EBITDA Margin: We define Adjusted EBITDA as net loss, adjusted to exclude interest expense, rental product depreciation, other depreciation and amortization, share-based compensation expense, write-off of liquidated rental product assets, certain non-recurring or one-time costs (see below footnotes to the reconciliation table), income taxes, warrant liability revaluation gains / losses, debt extinguishment gains / losses, other income and expense, and other gains / losses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue, net for a period. Adjusted EBITDA was $1.8 million for the three months ended July 31, 2022 compared to $(1.9) million for the three months ended July 31, 2021, representing margins of 2.4% and (4.1)%, respectively. Adjusted EBITDA was $(7.0) million for the six months ended July 31, 2022 compared to $(8.1) million for the six months ended July 31, 2021, representing margins of (4.9)% and (10.1)%, respectively. Adjusted EBITDA Margin has improved for the three and six months ended July 31, 2022 due to the improvement in Gross Profit and Gross Margin and improved operating leverage across technology and general and administrative expenses even with additional strategic investments, partially offset by higher marketing expenditure. We have the opportunity to improve Adjusted EBITDA as we increase revenue and drive higher revenue per subscriber, fulfillment and operational efficiency gains, and operating expense leverage. In particular, we expect our restructuring plan to significantly reduce fixed costs and improve operating expense leverage.
Components of Results of Operations
Total Revenue, Net
Our total revenue, net consists of Subscription and Reserve rental revenue and Other revenue. Total revenue is presented net of promotional discounts, credits and refunds, and taxes.

Subscription and Reserve Rental Revenue.    We generate Subscription and Reserve rental revenue from subscription and Reserve rental fees. We recognize subscription fees ratably over the subscription period, commencing on the date the subscriber enrolls in a subscription program. These fees are collected upon enrollment and any revenue from an unrecognized portion of the subscription period is deferred to the following fiscal period. We announced a price increase in April 2022 for our subscription plans which increased revenue per subscriber in the second quarter of fiscal 2022. We recognize Reserve fees over the rental period, which starts on the date of delivery of the product to the customer. Reserve orders can be placed up to four months prior to the rental start date and the customer’s payment form is charged upon order confirmation. We defer recognizing the rental fees and any related promotions for Reserve rentals until the date of delivery, and then recognize those fees evenly over the four- or eight-day rental period.

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
Costs and Expenses
Fulfillment.    Fulfillment expenses consist of all costs to receive, process and fulfill customer orders. This primarily includes shipping costs to/from customers and personnel and related costs, which include salaries and bonuses, and employee benefit costs. Personnel and related costs are related to processing inbound and outbound customer orders, cleaning, restoring and repairing items received from customers, tracking and managing items within our fulfillment center network and ingesting new items received from brands. Fulfillment expenses also include costs of packing materials, cleaning supplies, and other fulfillment-related expenses. We expect fulfillment costs to increase in the future as order volume increases and as costs to ship orders increase due to increasing prices in the transportation market which we started to see in the second half of fiscal year 2021 and continued to see impact results in the first and second quarters of fiscal year 2022. Fulfillment expense may also increase due to competitive pressures in the labor market which could lead to continued higher wage rates. We increased warehouse wage rates during fiscal year 2021 and believe we may continue to be impacted by rising wage rates. We expect to continue to invest in automation and other process improvements to support and drive efficiencies in our operations. To the extent we are successful in becoming more efficient in fulfilling orders, and at a magnitude that is able to offset increasing shipping costs, wage rates and cleaning/packing supply price increases, we would expect these expenses to decrease as a percentage of total revenue over the longer term.
Technology.    Technology expenses consist of personnel and related costs for employees engaged in software development and engineering, quality assurance, product, customer experience, data science, analytics and information technology-related efforts, net of personnel costs associated with capitalized software. Technology expenses also include professional services, third-party hosting expenses, website monitoring costs, and software and license fees. We expect these expenses to decrease in dollars and as a percentage of total revenue as a result of our cost reduction plan. Over the medium to long term, these expenses may increase as we continue to improve the customer and subscriber experience and invest in our technology stack and infrastructure to support overall growth in our business. While these expenses may vary from period to period as a percentage of total revenue, we expect them to decrease as a percentage of total revenue over the longer term.
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
General and Administrative.    General and administrative (“G&A”) expenses consist of all other personnel and related costs for customer service, finance, tax, legal, human resources, fashion and photography and fixed operations costs. General and administrative expenses also includes occupancy costs (including warehouse-related), professional services, credit card fees, general corporate and warehouse expenses, other administrative costs, and gains and losses associated with asset disposals and operating lease terminations. We expect these expenses to decrease significantly in dollars and as a percentage of total revenue as a result of our restructuring plan. Over the medium to long term, we expect general and administrative expenses to increase as we grow our infrastructure to support the overall growth of the business. Rent expense and other facilities-related costs may increase in the future as we expand our distribution network to support overall business growth and fulfillment cost-reduction initiatives. While these expenses may vary from period to period as a percentage of total revenue, we expect them to decrease as a percentage of total revenue over the longer term.

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

Gain / (Loss) on Warrant Liability Revaluation, Net. Gain / (loss) on warrant liability revaluation is associated with revaluing liability classified warrants to the respective fair value at period end or prior to conversion. As of July 31, 2022, all outstanding warrants are equity classified and therefore do not require remeasurement going forward.

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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	($ in millions)		($ in millions)
Revenue:
Subscription and Reserve rental revenue	$70.0	$42.9	$131.4	$72.7
Other revenue	6.5	3.8	12.2	7.5
Total revenue, net	76.5	46.7	143.6	80.2
Costs and expenses:
Fulfillment	23.4	13.5	46.3	22.3
Technology	14.9	10.5	28.5	20.2
Marketing	9.0	4.8	17.7	7.4
General and administrative	29.6	21.6	58.8	40.6
Rental product depreciation and revenue share	20.7	15.0	42.4	31.6
Other depreciation and amortization	4.5	4.8	8.7	9.9
Total costs and expenses	102.1	70.2	202.4	132.0
Operating loss	(25.6)	(23.5)	(58.8)	(51.8)
Interest income / (expense), net	(9.6)	(14.9)	(18.9)	(29.4)
Gain / (loss) on warrant liability revaluation, net	—	(8.0)	—	(7.5)
Other income / (expense), net	1.3	3.9	1.3	3.9
Net loss before income tax benefit / (expense)	(33.9)	(42.5)	(76.4)	(84.8)
Income tax benefit / (expense)	—	0.1	—	0.1
Net loss	$(33.9)	$(42.4)	$(76.4)	$(84.7)
Comparison of the three months ended July 31, 2022 and 2021
Total Revenue, Net.    Total revenue, net was $76.5 million for the three months ended July 31, 2022, an increase of $29.8 million, or 63.8%, compared to $46.7 million for the three months ended July 31, 2021. This increase was primarily driven by the increase in overall demand, including increased revenue from subscribers, directly attributable to the COVID-19 recovery compared to last year.
Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $70.0 million for the three months ended July 31, 2022, an increase of $27.1 million, or 63.2%, compared to $42.9 million for the three months ended July 31, 2021. This increase was primarily driven by the 27% year-over-year increase in Active Subscriber count. In April 2022, we announced a price increase for our subscription plans which went into effect for new subscribers at the end of the quarter, and which went into effect for existing subscribers in the second quarter of fiscal year 2022, contributing to an increase in revenue per subscriber.
Other Revenue.    Other revenue was $6.5 million for the three months ended July 31, 2022, an increase of $2.7 million, or 71.1%, compared to $3.8 million for the three months ended July 31, 2021. This increase was primarily driven by an increase in Active Subscribers which resulted in increased purchases of resale items. Other revenue represented 8.5% of total revenue, up from 8.1% in the same period of fiscal year 2021 as we saw higher resale purchases from our subscribers.
Costs and Expenses.    Total costs and expenses were $102.1 million for the three months ended July 31, 2022, an increase of $31.9 million, or 45.4%, compared to $70.2 million for the three months ended July 31, 2021. This increase was primarily driven by an increase in fulfillment, paid marketing, technology, and G&A expenses and hiring to support our increased growth and public company costs.

Fulfillment.    Fulfillment expenses were $23.4 million for the three months ended July 31, 2022, an increase of $9.9 million, or 73.3%, representing 30.6% of revenue, compared to $13.5 million for the three months ended July 31, 2021, representing 28.9% of revenue. The increase in fulfillment dollars was primarily driven by an increase in shipments associated with higher revenue and an increase in transportation costs and wage rates which are expected to continue for the remainder of fiscal year 2022, partially offset by fulfillment process improvements.
Technology.    Technology expenses were $14.9 million for the three months ended July 31, 2022, an increase of $4.4 million, or 41.9%, compared to $10.5 million for the three months ended July 31, 2021. This increase was primarily driven by an increase in strategic investments and personnel costs to support future growth initiatives, including back end infrastructure and cloud investments that provide scaling and efficiency benefits and support our work to provide an enhanced search, fit and discovery experience for the consumer. Technology expenses were 19.5% of revenue for the three months ended July 31, 2022 compared to 22.5% last year as we saw increased operating leverage with higher revenue compared to prior year. Technology related share-based compensation expense was $1.6 million for the three months ended July 31, 2022 and was $0.5 million for the same period last year.
Marketing.    Marketing expenses were $9.0 million for the three months ended July 31, 2022, an increase of $4.2 million, or 87.5%, compared to $4.8 million for the three months ended July 31, 2021. This increase was driven by the increased marketing initiatives as compared to the same period last year which had reduced paid and brand marketing spend during the COVID-19 pandemic. Marketing expenses unrelated to personnel costs were $7.8 million in the three months ended July 31, 2022 and 10.2% of revenue, compared to $3.7 million last year and 7.9% of total revenue. We expect marketing expenses to increase in absolute dollars in fiscal year 2022 compared with fiscal year 2021, in order to drive total revenue growth.
General and Administrative.    G&A expenses were $29.6 million for the three months ended July 31, 2022, an increase of $8.0 million, or 37.0%, compared to $21.6 million for the three months ended July 31, 2021. This increase was primarily driven by the increase in costs required to support our growth and public company operations, including increased personnel, insurance and professional service fees, as well as increased credit card fees and customer service costs driven by revenue growth. G&A expenses as a percentage of revenue were 38.7% compared to 46.3% last year as we saw increased operating leverage with higher revenue compared to prior year. G&A related share-based compensation expense was $5.2 million for the three months ended July 31, 2022 and was $1.8 million for the same period last year.
Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $20.7 million for the three months ended July 31, 2022, an increase of $5.7 million, or 38.0%, compared to $15.0 million for the three months ended July 31, 2021. The increase is primarily a result of an increase in revenue share payments due to a higher proportion of Share by RTR items rented. Rental product depreciation and revenue share was 27.1% of revenue in the three months ended July 31, 2022, down from 32.1% in the prior period primarily due to rental product depreciation decreasing as a percentage of revenue as costs were absorbed over a larger revenue base.
Other Depreciation and Amortization.    Other depreciation and amortization was $4.5 million for the three months ended July 31, 2022, a decrease of $0.3 million, or (6.3)%, compared to $4.8 million for the three months ended July 31, 2021.
Interest Income / (Expense), Net.    Interest expense, net was $(9.6) million for the three months ended July 31, 2022, a decrease of $5.3 million, or (35.6)%, compared to $(14.9) million for the three months ended July 31, 2021. This decrease was driven by the accrued payment-in-kind interest related to the additional Ares debt entered in October 2020 which impacted the balance as of July 31, 2021 and then was paid down in full in October 2021 which impacted the balance as of July 31, 2022. Of the $(9.6) million total interest expense in the three months ended July 31, 2022, $3.6 million was the accrual of PIK interest, $5.0 million was cash, financing lease interest and other interest and $1.0 million was debt discount amortization, compared to $12.0 million of PIK interest, $1.2 million of cash, financing lease interest and other interest and $1.7 million of debt discount amortization in the three months ended July 31, 2021.

Gain / (Loss) on Warrant Liability Revaluation, Net. Gain / (loss) on warrant liability revaluation, net was $(8.0) million for the three months ended July 31, 2021. As of July 31, 2022, all the Company’s outstanding warrants are equity-classified and, as such, did not require fair value remeasurement during the period.
Comparison of the six months ended July 31, 2022 and 2021
Total Revenue, Net.    Total revenue, net was $143.6 million for the six months ended July 31, 2022, an increase of $63.4 million, or 79.1%, compared to $80.2 million for the six months ended July 31, 2021. This increase was primarily driven by the increase in overall demand, including subscriber count, directly attributable to the COVID-19 recovery compared to last year.
Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $131.4 million for the six months ended July 31, 2022, an increase of $58.7 million, or 80.7%, compared to $72.7 million for the six months ended July 31, 2021. This increase was primarily driven by the 27% year-over-year increase in Active Subscriber count and the increase in Reserve rental revenue as a result of the COVID-19 pandemic recovery compared to last year. In addition, in the first six months of fiscal year 2022 we experienced a recovery from the impact of the Omicron variant, which impacted the fourth quarter of fiscal year 2021. Our active subscriber count increased 8% from the end of fiscal year 2021. In April 2022, we announced a price increase for our subscription plans which went into effect for new subscribers at the end of the quarter, and which went into effect for existing subscribers in the second quarter of fiscal year 2022.
Other Revenue.    Other revenue was $12.2 million for the six months ended July 31, 2022, an increase of $4.7 million, or 62.7%, compared to $7.5 million for the six months ended July 31, 2021. This increase was primarily driven by an increase in Active Subscribers which resulted in increased purchases of resale items. Other revenue represented 8.5% of total revenue, down from 9.4% in the same period of fiscal year 2021, primarily due to a shift from the prior year strategy of increasing resale revenue through promotional activities during COVID-19.
Costs and Expenses.    Total costs and expenses were $202.4 million for the six months ended July 31, 2022, an increase of $70.4 million, or 53.3%, compared to $132.0 million for the six months ended July 31, 2021. This increase was primarily driven by an increase in fulfillment, paid marketing, technology, and G&A expenses and hiring to support our increased growth and public company costs.
Fulfillment.    Fulfillment expenses were $46.3 million for the six months ended July 31, 2022, an increase of $24.0 million, or 107.6%, representing 32.2% of revenue, compared to $22.3 million for the six months ended July 31, 2021, representing 27.8% of revenue. The increase in fulfillment dollars was primarily driven by an increase in shipments associated with higher revenue and an increase in transportation costs and wage rates, partially offset by fulfillment process improvements.
Technology.    Technology expenses were $28.5 million for the six months ended July 31, 2022, an increase of $8.3 million, or 41.1%, compared to $20.2 million for the six months ended July 31, 2021. This increase was primarily driven by an increase in strategic investments and personnel costs to support future growth initiatives, including back end infrastructure and cloud investments that provide scaling and efficiency benefits and support our work to provide an enhanced search, fit and discovery experience for the consumer. Technology expenses were 19.8% of revenue for the six months ended July 31, 2022 compared to 25.2% last year as we saw increased operating leverage with higher revenue. Technology related share-based compensation expense was $2.8 million for the six months ended July 31, 2022 and was $0.9 million for the same period last year.
Marketing.    Marketing expenses were $17.7 million for the six months ended July 31, 2022, an increase of $10.3 million, or 139.2%, compared to $7.4 million for the six months ended July 31, 2021. This increase was driven by the increased marketing initiatives as compared to the same period last year when we reduced paid and brand marketing spend during the COVID-19 pandemic. Marketing expenses unrelated to personnel costs were $15.2 million in the six months ended July 31, 2022 and 10.6% of revenue, compared to $5.3 million last year and 6.6% of total revenue. We expect marketing expenses to increase in absolute dollars in fiscal year 2022, compared with fiscal year 2021, in order to drive total revenue growth.

General and Administrative.    General and administrative (“G&A”) expenses were $58.8 million for the six months ended July 31, 2022, an increase of $18.2 million, or 44.8%, compared to $40.6 million for the six months ended July 31, 2021. This increase was primarily driven by the increase in costs required to support our growth and public company operations, including increased personnel, insurance and professional service fees, as well as increased credit card fees and customer service costs driven by revenue growth. G&A expenses as a percentage of revenue were 40.9% compared to 50.6% last year as we saw increased operating leverage with higher revenue. G&A related share-based compensation expense was $9.3 million for the six months ended July 31, 2022 and was $3.2 million for the same period last year.
Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $42.4 million for the six months ended July 31, 2022, an increase of $10.8 million, or 34.2%, compared to $31.6 million for the six months ended July 31, 2021. The increase is primarily a result of an increase in revenue share payments due to a higher proportion of Share by RTR items rented. Rental product depreciation and revenue share was 29.5% of revenue in the six months ended July 31, 2022, down from 39.4% in the prior period primarily due to rental product depreciation decreasing as a percentage of revenue as costs were absorbed over a larger revenue base.
Other Depreciation and Amortization.    Other depreciation and amortization was $8.7 million for the six months ended July 31, 2022, a decrease of $1.2 million, or (12.1)%, compared to $9.9 million for the six months ended July 31, 2021. This decrease was primarily driven by lower depreciation associated with leasehold improvements.
Interest Income / (Expense), Net.    Interest expense, net was $(18.9) million for the six months ended July 31, 2022, a decrease of $10.5 million, or (35.7)%, compared to $(29.4) million for the six months ended July 31, 2021. This decrease was driven by the accrued payment-in-kind interest related to the additional Ares debt entered in October 2020 which impacted the balance as of July 31, 2021 and then was paid down in full in October 2021 which impacted the balance as of July 31, 2022. Of the $(18.9) million total interest expense in the six months ended July 31, 2022, $7.0 million was the accrual of paid-in kind (“PIK”) interest, $9.9 million was cash, financing lease interest and other interest and $2.0 million was debt discount amortization, compared to $23.2 million of PIK interest, $2.3 million of cash, financing lease interest and other interest and $3.9 million of debt discount amortization in the six months ended July 31, 2021.

Gain / (Loss) on Warrant Liability Revaluation, Net. Gain / (loss) on warrant liability revaluation, net was $(7.5) million for the six months ended July 31, 2021. As of July 31, 2022, all the Company’s outstanding warrants are equity-classified and, as such, did not require fair value remeasurement during the period.

Other Income / (Expense), Net. Other income / (expense), net was $1.3 million for the six months ended July 31, 2022, a decrease of $(2.6) million, compared to $3.9 million for the six months ended July 31, 2021. This decrease was primarily driven by $4.0 million of insurance claim proceeds, which were settled during the six months ended July 31, 2021.
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

Adjusted EBITDA and Adjusted EBITDA Margin.    Adjusted EBITDA and Adjusted EBITDA Margin are key performance measures used by management to assess our operating performance and the operating leverage of our business prior to capital expenditures. Our Adjusted EBITDA margins have improved from (4.1)% in the three months ended July 31, 2021 to 2.4% in the three months ended July 31, 2022. Adjusted EBITDA margins have also improved from (10.1)% in the six months ended July 31, 2021 to (4.9)% in the six months ended July 31, 2022.
The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net loss	$(33.9)	$(42.4)	$(76.4)	$(84.7)
Interest (income) / expense, net (1)	9.6	14.9	18.9	29.4
Rental product depreciation	13.5	11.2	27.1	23.9
Other depreciation and amortization (2)	4.5	4.8	8.7	9.9
Share-based compensation (3)	6.9	2.4	12.4	4.3
Write-off of liquidated assets (4)	1.8	1.4	2.4	2.8
Non-recurring adjustments (5)	0.7	1.8	1.0	2.8
Income tax (benefit) / expense	—	(0.1)	—	(0.1)
(Gain) / loss on warrant liability revaluation, net (6)	—	8.0	—	7.5
Other (income) / expense, net (7)	(1.3)	(3.9)	(1.3)	(3.9)
Other (gains) / losses (8)	—	—	0.2	—
Adjusted EBITDA	$1.8	$(1.9)	$(7.0)	$(8.1)
Adjusted EBITDA Margin (9)	2.4%	(4.1)%	(4.9)%	(10.1)%
__________
(1)Includes debt discount amortization of $1.0 million in the three months ended July 31, 2022, $1.7 million in the three months ended July 31, 2021, $2.0 million in the six months ended July 31, 2022 and $3.9 million in the six months ended July 31, 2021.
(2)Reflects non-rental product depreciation and capitalized software amortization.
(3)Reflects the non-cash expense for share-based compensation.
(4)Reflects the write-off of the remaining book value of liquidated rental product that had previously been held for sale.
(5)Non-recurring adjustments for the three months ended July 31, 2022 includes $0.7 million of costs related to public company SOX readiness and the three months ended July 31, 2021 includes $1.8 million of costs primarily associated with public readiness preparation. Non-recurring adjustments for the six months ended July 31, 2022 includes $1.0 million of public company SOX readiness and for the six months ended July 31, 2021 includes $2.7 million of costs primarily associated with public readiness preparation.
(6)Reflects the expense associated with revaluing prior liability classified lender warrants to the respective fair value at period end. As of July 31, 2022, all outstanding warrants are equity classified and therefore do not require remeasurement going forward.
(7)Primarily includes $1.3 million of monetized tax credits for the three and six months ended July 31, 2022 and $4.0 million of insurance claim proceeds for the three and six months ended July 31, 2021.
(8)Includes gains / losses recognized in relation to foreign exchange, operating lease terminations and the related surrender of fixed assets (see “Note 4 - Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements).
(9)Adjusted EBITDA Margin calculated as Adjusted EBITDA as a percentage of revenue.

Liquidity and Capital Resources
Since our founding, we have financed our operations primarily from net proceeds from the sale of redeemable preferred stock, common stock and debt financings. As of July 31, 2022, we had cash and cash equivalents of $192.3 million and restricted cash of $10.4 million ($4.6 million current and $5.8 million noncurrent), and an accumulated deficit of $(877.6) million.

As disclosed above, on October 29, 2021, we closed our IPO, in which we issued and sold 17,000,000 shares at a public offering price of $21.00 per share. We received net proceeds of $327.3 million after deducting underwriting discounts and commissions and offering expenses.

Concurrent with our IPO, we paid down our senior secured term loan of $80.7 million (including accrued interest) with Ares Corporate Opportunities Fund V, L.P. (the “Ares Facility”) in full and $60.0 million of our Temasek Facility and refinanced the remaining Temasek Facility, resulting in a total debt repayment of $140.7 million. Our total indebtedness as of July 31, 2022 was $269.8 million. For a description of the terms of our current and prior credit agreements, see “Note 6 – Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements.
We expect that operating losses and negative cash flows from operations could continue in the foreseeable future as we continue to acquire products and increase other investments in our business. We believe our existing cash and cash equivalents, and cash generated from our operations, will be sufficient to sustain our business operations, to satisfy our debt service obligations and to comply with our amended debt covenants for at least the next twelve months from the date of this Quarterly Report. Additionally, in September 2022, the Company announced a restructuring plan to reduce costs, streamline its organizational structure and drive operational efficiencies, which is expected to generate annual operating expense savings of $25 to $27 million (relative to the second quarter of fiscal 2022 run rate) in fiscal 2023.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2022	2021

Net cash (used in) provided by operating activities	$(33.0)	$(12.7)
Net cash (used in) provided by investing activities	(20.8)	(3.4)
Net cash (used in) provided by financing activities	(3.1)	22.4
Net increase in cash and cash equivalents and restricted cash	(56.9)	6.3
Cash and cash equivalents and restricted cash at beginning of year	259.6	109.2
Cash and cash equivalents and restricted cash at end of year	$202.7	$115.5
We also measure the cash consumption of the business including capital expenditures, by assessing net cash used in operating activities and net cash used in investing activities on a combined basis, which was $(16.1) million for the six months ended July 31, 2021 and $(53.8) million for the six months ended July 31, 2022. The cash consumption of the business was higher in the first six months of fiscal year 2022 compared with the same period of last year primarily due to higher investments in growth initiatives and capital expenditures associated with the COVID-19 pandemic recovery compared to last year.

The sum of net cash used in operating activities and net cash used in investing activities, as a percentage of revenue, was (20.1)% for the six months ended July 31, 2021 and (37.5)% for six months ended July 31, 2022.

Net cash (used in) provided by operating activities.    For the six months ended July 31, 2022, net cash used in operating activities was $(33.0) million, which consisted of a net loss of $(76.4) million, partially offset by non-cash charges of $58.9 million, reclassification of the proceeds from the sale of rental product of $8.8 million and a net change of $(6.7) million in our operating assets and liabilities. The non-cash charges were primarily comprised of $26.9 million of rental product depreciation and write-off expenses, $7.0 million of payment-in-kind interest, $12.4 million of share-based compensation, $2.0 million of debt discount amortization and $10.6 million of other fixed and intangible asset depreciation and the loss on the surrender of fixed asset write-offs related to the partial termination of the lease of the corporate headquarters (see “Note 4 - Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements).
For the six months ended July 31, 2021, net cash used in operating activities was $(12.7) million, which consisted of a net loss of $(84.7) million, partially offset by non-cash charges of $72.0 million, reclassification of the proceeds from the sale of rental product of $5.6 million and a net change of $5.6 million in our operating assets and liabilities. The non-cash charges were primarily comprised of $23.2 million of rental product depreciation and write-off expenses, $23.2 million of payment-in-kind interest, $4.3 million of share-based compensation, $7.5 million loss on remeasurement of warrant liability, $3.9 million of debt discount amortization and $9.9 million of other fixed and intangible asset depreciation and amortization.
Net cash (used in) provided by investing activities.    For the six months ended July 31, 2022, net cash used in investing activities was $(20.8) million, primarily consisting of $(27.6) million of purchases of rental product incurred in the period and $(4.6) million of purchases of fixed and intangible assets. The investment in rental product does not include an additional $8.9 million of cost for units received in the current period but not yet paid for, but does include $(6.5) million of cost for units paid for in the current period but received in the prior period (see the Supplemental Cash Flow Information in Part I, Item 1. Financial Statements). The investment in rental product was to support our growth in customer demand. The majority of the investment in fixed and intangible assets was related to investments in automation assets, additional processing machinery and equipment for our Secaucus and Arlington warehouses and capitalized technology labor. The cash used in investing activities was partially offset by $8.8 million of proceeds from the sale of owned rental product and $2.6 million of proceeds from the liquidation of rental product.
For the six months ended July 31, 2021, net cash used in investing activities was $(3.4) million, primarily consisting of $(8.5) million of purchases of rental product and $(3.9) million of purchases of fixed and intangible assets. The investment in rental product did not include the additional $1.7 million of cost for units received in the current period but not yet paid for but did include $(3.6) million of cost for units paid for in the current period but received in the prior period (see Supplemental Cash Flow Information in Part I, Item 1. Financial Statements). The investment in rental product was to support growth in planned customer demand prior to the onset of COVID-19. The majority of the investment in fixed and intangible assets was related to the build-out of our new headquarters in Brooklyn, NY, the investment in automation assets and additional processing machinery and equipment for our warehouses in addition to capitalized technology labor. The cash used in investing activities was partially offset by $5.6 million of proceeds from sale of owned rental product and $3.4 million of proceeds from the liquidation of rental product.
Net cash provided by (used in) financing activities.    During the six months ended July 31, 2022, net cash used in financing activities was $(3.1) million, consisting of other financing payments.
During the six months ended July 31, 2021, net cash provided by financing activities was $22.4 million, consisting primarily of proceeds from the issuance of redeemable preferred stock of $21.2 million.
Contractual Obligations and Commitments
In October 2021, we paid down outstanding principal and accrued interest of our Ares Facility in full and a portion of our Temasek Facility. Additionally, we entered into the Amended Temasek Facility. As of July 31, 2022, we had approximately $269.8 million of total debt outstanding, none of which is payable within the next 12 months. See “Note 6 — Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information.
See “Note 4 — Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements for our minimum fixed lease obligations under existing lease agreements as of July 31, 2022.

Critical Accounting Estimates
Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our 2021 Annual Report on Form 10-K. In the six months ended July 31, 2022, there were no material changes to our critical accounting estimates from those discussed in our 2021 Annual Report on Form 10-K.
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

Interest Rate Risk
As of July 31, 2022, we had cash and cash equivalents of $192.3 million and $269.8 million of debt outstanding under the Temasek Facility. Cash and cash equivalents consist primarily of cash held in financial institutions within the United States and Ireland and cash in transit from third-party credit card providers. Borrowings under the Temasek Facility bear interest at fixed rates. We have minimal exposure to market risk relating to changes in interest rates as they can affect the amount of interest income we earn on our cash. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of July 31, 2022, a hypothetical 10% change in interest rates would not have resulted in a material impact on our condensed consolidated financial statements.

Foreign Currency Risk
Our net revenue is denominated in U.S. dollars and a portion of our operating expenses are incurred outside the United States, denominated in foreign currencies. Accordingly, our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. As of July 31, 2022, a hypothetical 10% change in the relative value of the U.S. dollar to other currencies would not have had a material effect on our results of operations.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of July 31, 2022 because of the material weaknesses in our internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
In connection with the audit of our financial statements as of and for the year ended January 31, 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of July 31, 2022, these material weaknesses are still in the process of being remediated.
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
Item 1. LEGAL PROCEEDINGS
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
We have grown rapidly over the last several years, due in large part to the growth in demand for our Subscription offerings, and therefore, our recent growth rates and financial performance should not necessarily be considered indicative of our future performance. The COVID-19 pandemic materially adversely affected our fiscal year 2020 operating and financial results, resulting in our total revenue decreasing 38.7% from $256.9 million in fiscal year 2019 to $157.5 million. During fiscal year 2021, revenue sequentially increased each quarter, a trend that continued into the first and second quarters of fiscal year 2022. Revenue for fiscal year 2021 increased 29.1% to $203.3 million from $157.5 million in fiscal year 2020. To effectively manage and capitalize on our growth, we must continue to expand our brand awareness and marketing, enhance customer experience, iterate our subscription products, invest in digital consumer innovation, and upgrade our management information and reverse logistics systems and other processes. Our continued growth has in the past, and could in the future, strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diverse and growing employee base. Failure to scale and preserve our company culture as we grow could also harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
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
•adapt to evolving trends and changes in consumer behavior;
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
In addition, customer preferences may change and customers may not rent through our platform as frequently or spend as much with us. We strive to drive conversion of new subscribers from current and former customers; however, if their behavior changes or they are not satisfied with our offering for any reason, our ability to grow subscribers may be impacted. If we are not able to continue to expand our customer base through cost-effective methods, our revenue may grow slower than expected or decline. Relatedly, an inability to attract and retain customers could harm our ability to attract and retain brand partners, who may decide to partner with alternative platforms.
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
We had a net loss of $(76.4) million and $(211.8) million for the six months ended July 31, 2022 and year ended January 31, 2022, respectively, and have in the past had net losses. As of July 31, 2022, we had an accumulated deficit of $(877.6) million. Because we have a short operating history at scale, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to sustain or increase our profitability.
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

We have not always predicted our customers’ preferences and acceptance levels of our products with accuracy. For example, during the second quarter of fiscal year 2022, there was higher than expected usage of high formality apparel, which may have constrained the availability of these items and our ability to meet demand. In addition, external events may disrupt or change customer preferences and behaviors in ways we are not able to anticipate. We have observed that our customers live, work, socialize and travel differently than they did prior to the COVID-19 pandemic and this influences what they wear.
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

We also procure and manufacture products outside of the United States. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, limitations in factory capacity, the imposition of additional import or trade restrictions, including legal or economic restrictions on overseas brand partners’ or manufacturers’ ability to produce and deliver products, increased custom duties and tariffs, unforeseen delays in customs, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, foreign government regulations, political instability and economic uncertainties in the countries from which we or our brand partners source our products. As a result of the COVID-19 pandemic, most of our product sourcing in fiscal years 2020 and 2021 was handled remotely via video and teleconference instead of in-person. Future extended disruptions in travel may limit our ability to source products in-person, which may lead to suboptimal products and harm our business. For the next several quarters, we anticipate facing, and having to address challenges relating to, inefficiencies in the global transportation network as a result of the COVID-19 pandemic that may also impact our business operations. Additionally, oil supply disruptions related to Russia’s invasion of Ukraine have led and could continue to lead to increased fuel and shipping prices. Further, certain trade restrictions related to the Xinjiang region of China that impose a ban on virtually all imports from that region could affect the sourcing and availability of raw materials, such as cotton, used in the manufacturing of certain products and lead to our products and materials and those of our brand and/or manufacturing partners being held for inspection by the United States Customs & Border Patrol and delayed or rejected for entry, which could adversely impact the customer experience and our business. In addition, negative press or consumer sentiment about internationally sourced products may lead to reduced demand for our products. These and other issues affecting our international brand partners, manufacturers or internationally sourced products could have a material adverse effect on our business, financial condition, and results of operations.
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
We are subject to variable industry and global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; recession, higher consumer debt levels; inflation; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors due to the COVID-19 pandemic and related responses and have seen negative impacts on customer demand at varying levels as a result. For example, we experienced a significant decrease in consumer demand during the COVID-19 pandemic due to shelter-at-home orders and more limited social events, increased unemployment and work-from-home trends, and general economic uncertainty. Additionally, even as COVID-19 restrictions have eased, the follow-on impacts of COVID-19 may continue to affect our results of operations due to, for example, hybrid or fully-remote work policies and changes in consumer behavior. We believe that our customers live, work, socialize and travel differently in 2022 than they did prior to the COVID-19 pandemic and this influences what they wear. We are still learning how these types of changes in customer behavior impact our business, particularly in a challenging macro environment.

Furthermore, increases in consumer discretionary spending may be temporary, such as those related to the tail of the COVID-19 pandemic in the United States, and consumer spending may decrease again, particularly if there is a recession. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; wars, terrorism and political tensions; and other major unforeseen events. Although we believe the value proposition of our offering and business model may be strengthened in an inflationary environment where the cost of purchasing clothing and accessories increases, consumer purchases or rental of discretionary items, including the products that we offer, frequently decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.
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
We face risks arising from the restructuring of our operations, which could adversely affect our financial condition, results of operations, cash flows, or business reputation.
We recently announced a restructuring plan that is intended to reduce costs, streamline our organizational structure and drive operational efficiencies. This plan may present significant risks that could have a material adverse effect on our operations, financial condition, results of operations, cash flow, or business reputation. Such risks include:
•the failure to achieve targeted cost savings and efficiency and profitability goals;
•a decrease in employee morale, a negative impact to our corporate culture, and heightened regrettable attrition, including by critical employees;
•an increase in employment claims;
•actual or perceived disruption of service or reduction in service standards to customers; and
•the failure to meet our operational standards, needs, or goals due to fewer employees, including potential single points of failure.
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
Additionally, as we invest in and experiment with new offerings or changes to our platform, our partners and customers may find these changes to be disruptive and may perceive them negatively. For example, in 2021, we phased out our “unlimited swaps” subscription plan and shifted to our current subscription plans with different price points based on usage. We have expanded our Resale offering, which could introduce the uncertainty of merchandise returns and negatively impact our business. We also have expanded the categories of products we offer, such as kidswear and home accessories, and may further expand our categories in the future. These new plans and offerings do not have demonstrably long track records of success for us. In addition, developing new offerings and services is complex, and the timetable for their public launch is difficult to predict and may vary from our historical experience. As a result, the introduction of new offerings may occur after anticipated release dates, or they may be introduced as pilot programs, which may not be continued for various reasons. In addition, new offerings may not be successful due to defects or errors, negative publicity, or our failure to market them effectively. New offerings may not drive revenue growth, customer acquisition or retention, may require substantial investment and planning, and may bring us more directly into competition with companies that are better established or have greater resources than we do. If we do not continue to cost-effectively develop new offerings that satisfy our brand partners and customers, then our competitive position and growth prospects may be harmed. In addition, new offerings may have lower margins than we anticipate or than existing offerings, and our revenue from the new offerings may not be enough to offset the cost of developing and maintaining them, which could adversely affect our business, financial performance, and growth.

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
In addition, our future success will depend upon our ability to attract and retain employees for key roles, such as engineering and technology, buying and planning, and logistics, as well as hourly fulfillment workers and customer service agents. Such efforts will require significant time, expense, and attention as there is intense competition for such individuals, particularly in New York City, Galway, New Jersey and Texas, and new hires require significant training and time before they achieve full productivity. In addition to maintaining competitive wage and salary levels, which are likely to increase further due to inflation and the potential minimum wage increases, prospective and existing employees often consider the value of the equity awards they may receive in connection with their employment. If the perceived value of our equity awards declines or experiences significant volatility, it may adversely affect our ability to recruit and retain key employees. Additionally, our recently announced restructuring plan may make it more difficult to attract and retain employees for key roles.
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
We have recently experienced and may in the future experience voluntary attrition at significant rates for various reasons, including challenging labor market conditions such as rising wages and a decreased level of workforce participation. We may also experience increased voluntary attrition due to our restructuring plan. If we are unable to attract and retain qualified employees in a timely fashion, particularly in critical areas of operations such as engineering, data science and analytics, and our hourly fulfillment workers, our ability to achieve our strategic objectives will be adversely impacted, and our business and future growth prospects will be harmed.

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
•our restructuring plan, which may negatively impact employee morale;
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
Our brand and manufacturing partners may increase their pricing if raw materials, labor, or other costs become more expensive or subject to other pricing pressures. The inputs used to manufacture products are subject to availability constraints and price volatility. In addition, our brand partners may pass the increase in sourcing costs to us through price increases, thereby impacting our margins. For example, if our manufacturing partners increase their costs, our Exclusive Designs may not be as cost-effective to produce, which could negatively impact our ability to meet our financial goals. The fabrics used in our products are made of raw materials including petroleum-based products and cotton. Significant price fluctuations or shortages in petroleum, cotton, or other raw materials could significantly increase our cost of revenue and the cost associated with procuring products via Exclusive Designs. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used in the manufacture of the products we offer, such as due to restrictions on Xinjiang cotton, we and/or our partners might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, disruptions in the supply chain as a result of the COVID-19 pandemic and related inflationary environment has increased raw material costs, impacting pricing of our products, and caused shipping delays for certain of our products.

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
We have funded our operations since inception primarily through equity and debt financings and revenue generated from our offerings. Our goal is to be a profitable company; however, we cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We also intend to continue to make investments to develop and grow our business. For example, in the future, we may need additional funding to obtain rental products, for marketing, and for headcount or other operating expenses and capital expenditures, to develop new features or enhance our offerings, to improve our operating infrastructure, and/or to acquire complementary businesses and technologies. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to support our business growth, and respond to business challenges could be significantly impaired, and our business may be adversely affected. Additionally, in recent months, there has been volatility in and disruptions to the global economy, including the equity and debt financial markets. Such weakness and volatility in capital markets and the economy in general could limit our access to capital markets and increase our costs of borrowing.

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
As of July 31, 2022, we had $269.8 million aggregate principal amount of borrowings under a credit facility with Double Helix Pte Ltd. as administrative agent for Temasek Holdings (the “Amended Temasek Facility”). If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot provide assurance that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See “Note 6 —Long-Term Debt” in the Notes to Condensed Consolidated Financial Statements for more information on our indebtedness.
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
In connection with the preparation of our consolidated financial statements as of January 31, 2021, we identified material weaknesses in our internal control over financial reporting, as described below. As of July 31, 2022, these material weaknesses were still in the process of being remediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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

In addition, as a public company, our business and financial condition are more visible than as a private company, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, and results of operations would be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, would divert the resources of our management and harm our business, financial condition, and results of operations.
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
•experience supply chain disruptions that cause lead times to be lengthened or missed entirely; or
•fail to execute on the design we have provided for co-manufactured products.
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
Our executive officers, directors, and stockholders party to our stockholders’ agreement entered into in connection with our IPO, in the aggregate, beneficially own over 50% of our outstanding common stock as of July 31, 2022. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
Our management has broad discretion in the use of our cash resources and may not use them effectively.
Our management has broad discretion in the application of our cash resources, which may include working capital, to fund growth and for other general corporate purposes. We may also use a portion of our cash resources to acquire or make investments in businesses, products, offerings, and technologies. We may also spend or invest these proceeds in a way with which our stockholders disagree. The failure by our management to apply these funds effectively could adversely affect our ability to pursue our growth strategies and expand our business. Pending their use, we may invest these funds in a way that does not produce income or that loses value.
We cannot predict the effect our dual class structure may have on the trading price of our Class A common stock.
We cannot predict whether our dual class structure will result in a lower or more volatile trading price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the dual class structure of our common stock makes us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices may not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Because of the dual class structure of our common stock, we are currently not eligible for inclusion in certain indices, and we cannot provide assurance that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price of our Class A common stock could be adversely affected.
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

10.1
Eighth Amendment to the Credit Agreement dated as of August 15, 2022 (as previously amended on July 23, 2018, December 21, 2018, April 24, 2019, November 26, 2019, June 2, 2020, August 18, 2020, October 26, 2020, and October 18, 2021), and as may be further amended, restated, supplemented or otherwise modified in accordance with the terms thereof), by and among the Company, the lenders from time to time party thereto and Double Helix Pte Ltd. as administrative agent
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

RENT THE RUNWAY, INC.

Date: September 13, 2022	By:	/s/ Scarlett O’Sullivan
Scarlett O’Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)