Form 10-Q
period 2022-10-31
Rent the Runway, Inc.
filed 2022-12-09
CIK 1468327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No ☒
The registrant had outstanding 61,956,536 shares of Class A common stock and 3,066,251 shares of Class B common stock as of December 5, 2022.

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
•We face risks arising from our September 2022 restructuring plan, which could adversely affect our financial condition, results of operations, cash flows, or business reputation.
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

•We depend on search engines, social media platforms, mobile application stores, content-based online advertising and other online sources to attract consumers to and promote our website and our mobile application, which may be affected by third-party interference beyond our control and, as we grow, our customer acquisition costs will continue to rise.
•Any failure by us, our brand partners, or our third-party manufacturers to comply with our vendor code of conduct, product safety, labor, or other laws, or to provide safe factory conditions for their workers, may damage our reputation and brand, and harm our business.
•We face risks associated with our indebtedness and potential need for additional capital, including that financing or refinancing may not be available on acceptable terms or at all.
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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, share-based compensation, business strategy and initiatives, plans, impact from our September 2022 restructuring plan, product acquisition expectations, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report for the quarter ended October 31, 2022. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Part I - Financial Information
Item 1. Financial Statements

Page
Condensed Consolidated Balance Sheets - Unaudited as of October 31, 2022 and January 31, 2022	5
Condensed Consolidated Statements of Operations - Unaudited for the three and nine months ended October 31, 2022 and 2021	6
Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit) - Unaudited for the three and nine months ended October 31, 2022 and 2021	7
Condensed Consolidated Statements of Cash Flows - Unaudited for the nine months ended October 31, 2022 and 2021	9
Notes to Condensed Consolidated Financial Statements
1. Business	11
2. Summary of Significant Accounting Policies	11
3. Liquidity	17
4. Restructuring and Related Charges	18
5. Leases - Lessee Accounting	18
6. Rental Product, Net	19
7. Long-Term Debt	20
8. Income Taxes	22
9. Accrued Expenses and Other Current Liabilities	23
10. Fair Value Measurements	23
11. Redeemable Preferred Stock	24
12. Stockholders' Equity	24
13. Share-based Compensation Plans	26
14. Net Loss per Share Attributable to Common Stockholders	28
15. Commitments and Contingencies	29

RENT THE RUNWAY, INC. Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts, unaudited)

	October 31,	January 31,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$176.0	$247.6
Restricted cash, current	4.1	5.4
Prepaid expenses and other current assets	14.8	11.7
Total current assets	194.9	264.7
Restricted cash	5.8	6.6
Rental product, net	81.6	76.3
Fixed assets, net	48.2	57.2
Intangible assets, net	5.4	6.4
Operating lease right-of-use assets	27.3	31.5
Other assets	4.0	4.8
Total assets	$367.2	$447.5
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$24.8	$15.9
Accrued expenses and other current liabilities	25.7	30.0
Deferred revenue	13.0	10.4
Customer credit liabilities	6.8	6.9
Operating lease liabilities	4.5	5.6
Total current liabilities	74.8	68.8
Long-term debt, net	274.6	260.8
Operating lease liabilities	39.4	46.4
Other liabilities	0.8	0.4
Total liabilities	389.6	376.4
Commitments and Contingencies (Note 15)
Stockholders’ equity (deficit)
Class A common stock, $0.001 par value; 300,000,000 shares authorized as of October 31, 2022 and January 31, 2022; 61,647,599 and 60,104,058 shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively	0.1	0.1
Class B common stock, $0.001 par value; 50,000,000 shares authorized as of October 31, 2022 and January 31, 2022; 3,056,086 and 2,932,739 shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively	—	—
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of October 31, 2022 and January 31, 2022; 0 shares issued and outstanding as of October 31, 2022 and January 31, 2022	—	—
Additional paid-in capital	891.2	872.2
Accumulated deficit	(913.7)	(801.2)
Total stockholders’ equity (deficit)	(22.4)	71.1
Total liabilities and stockholders’ equity (deficit)	$367.2	$447.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Operations
(In millions, except share and per share amounts, unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue:
Subscription and Reserve rental revenue	$68.8	$54.3	$200.2	$127.0
Other revenue	8.6	4.7	20.8	12.2
Total revenue, net	77.4	59.0	221.0	139.2
Costs and expenses:
Fulfillment	23.2	19.2	69.5	41.5
Technology	14.1	12.8	42.6	33.0
Marketing	9.7	10.8	27.4	18.2
General and administrative	25.3	35.8	84.1	76.4
Rental product depreciation and revenue share	22.4	19.9	64.8	51.5
Other depreciation and amortization	3.9	4.7	12.6	14.6
Restructuring charges	2.0	—	2.0	—
Loss on asset impairment related to restructuring	3.8	—	3.8	—
Total costs and expenses	104.4	103.2	306.8	235.2
Operating loss	(27.0)	(44.2)	(85.8)	(96.0)
Interest income / (expense), net	(9.3)	(14.3)	(28.2)	(43.7)
Gain / (loss) on warrant liability revaluation, net	—	(17.4)	—	(24.9)
Gain / (loss) on debt extinguishment, net	—	(12.2)	—	(12.2)
Other income / (expense), net	0.1	—	1.4	3.9
Net loss before income tax benefit / (expense)	(36.2)	(88.1)	(112.6)	(172.9)
Income tax benefit / (expense)	0.1	0.3	0.1	0.4
Net loss	$(36.1)	$(87.8)	$(112.5)	$(172.5)
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(6.72)	$(1.76)	$(14.35)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	64,521,433	13,063,034	64,015,444	12,018,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of July 31, 2022	—	$—	64,084,818	$0.1	$884.6	$(877.6)	$7.1
Stock issued under stock incentive plan	—	—	618,867	—	—	—	—
Share-based compensation expense	—	—	—	—	6.6	—	6.6
Net loss	—	—	—	—	—	(36.1)	(36.1)
Balances as of October 31, 2022	—	$—	64,703,685	$0.1	$891.2	$(913.7)	$(22.4)

Balances as of July 31, 2021	32,575,462	$409.3	10,791,253	$—	$68.9	$(674.1)	$(605.2)
Conversion of redeemable preferred stock	(32,575,462)	(409.3)	32,575,462	0.1	409.3	—	409.4
Stock issued under stock incentive plan	—	—	201,237	—	1.2	—	1.2
Stock issued as part of IPO, net of offering costs	—	—	17,000,000	—	327.1	—	327.1
Issuance of warrants	—	—	—	—	6.4	—	6.4
Exercise of warrants	—	—	2,421,375	—	35.5	—	35.5
Reclassification of warrants	—	—	—	—	1.2	—	1.2
Share-based compensation expense	—	—	—	—	17.1	—	17.1
Net loss	—	—	—	—	—	(87.8)	(87.8)
Balances as of October 31, 2021	—	$—	62,989,327	$0.1	$866.7	$(761.9)	$104.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2022	—	$—	63,036,797	$0.1	$872.2	$(801.2)	$71.1
Stock issued under stock incentive plan	—	—	1,666,888	—	—	—	—
Share-based compensation expense	—	—	—	—	19.0	—	19.0
Net loss	—	—	—	—	—	(112.5)	(112.5)
Balances as of October 31, 2022	—	$—	64,703,685	$0.1	$891.2	$(913.7)	$(22.4)

Balances as of January 31, 2021	31,137,921	$388.1	10,456,521	$—	$62.7	$(589.4)	$(526.7)
Issuance of redeemable preferred stock	1,437,541	21.2	—	—	—	—	—
Conversion of redeemable preferred stock	(32,575,462)	(409.3)	32,575,462	0.1	409.3	—	409.4
Stock issued under stock incentive plan	—	—	535,969	—	3.1	—	3.1
Stock issued as part of IPO, net of offering costs	—	—	17,000,000	—	327.1	—	327.1
Issuance of warrants	—	—	—	—	6.4	—	6.4
Exercise of warrants	—	—	2,421,375	—	35.5	—	35.5
Reclassification of warrants	—	—	—	—	1.2	—	1.2
Share-based compensation expense	—	—	—	—	21.4	—	21.4
Net loss	—	—	—	—	—	(172.5)	(172.5)
Balances as of October 31, 2021	—	$—	62,989,327	$0.1	$866.7	$(761.9)	$104.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Nine Months Ended October 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(112.5)	$(172.5)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Rental product depreciation and write-offs	35.9	33.9
Write-off of rental product sold	5.1	3.7
Other depreciation and amortization	12.6	14.6
(Gain) / loss from write-off of fixed assets	2.5	—
Loss on asset impairment related to restructuring	3.4	—
Proceeds from rental product sold	(13.7)	(9.0)
(Gain) / loss from liquidation of rental product	(2.7)	(0.8)
Accrual of paid-in-kind interest	10.6	35.4
Settlement of paid-in-kind interest	—	(6.3)
Amortization of debt discount	3.2	4.9
Loss on debt extinguishment	—	12.2
Share-based compensation expense	19.0	21.4
Remeasurement of warrant liability	—	24.9
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3.1)	(0.7)
Operating lease right-of-use assets	4.2	2.5
Other assets	0.8	(2.6)
Accounts payable, accrued expenses and other current liabilities	0.2	13.9
Deferred revenue and customer credit liabilities	2.5	5.1
Operating lease liabilities	(8.1)	(4.9)
Other liabilities	0.7	0.8
Net cash (used in) provided by operating activities	(39.4)	(23.5)
INVESTING ACTIVITIES
Purchases of rental product	(43.6)	(17.0)
Proceeds from liquidation of rental product	7.9	4.8
Proceeds from sale of rental product	13.7	9.0
Purchases of fixed and intangible assets	(8.5)	(6.2)
Net cash (used in) provided by investing activities	(30.5)	(9.4)
FINANCING ACTIVITIES
Proceeds from issuance of common stock upon IPO, net of offering costs	—	331.5
Proceeds from issuance of redeemable preferred stock	—	21.2
Proceeds from exercise of stock options under stock incentive plan	—	3.1
Principal repayments on long-term debt	—	(135.0)
Deferred financing costs paid	—	(0.2)
Debt extinguishment costs	—	(4.7)
Other financing payments	(3.8)	(0.2)
Net cash (used in) provided by financing activities	(3.8)	215.7
Net (decrease) increase in cash and cash equivalents and restricted cash	(73.7)	182.8
Cash and cash equivalents and restricted cash at beginning of period	259.6	109.2
Cash and cash equivalents and restricted cash at end of period	$185.9	$292.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Nine Months Ended October 31,
	2022	2021
Reconciliation of Cash and Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$176.0	$278.7
Restricted cash, current	4.1	5.6
Restricted cash, noncurrent	5.8	7.7
Total cash and cash equivalents and restricted cash	$185.9	$292.0

Supplemental Cash Flow Information:
Cash payments (receipts) for:
Fixed operating leases payments (reimbursements), net	$10.6	$12.0
Fixed assets and intangibles received in the prior period	0.8	0.5
Rental product received in the prior period	6.5	3.6
Non-cash financing and investing activities:
Financing leases right-of-use asset amortization	$0.4	$0.2
ROU assets obtained in exchange for lease liabilities	1.3	0.7
Purchases of fixed assets and intangibles not yet settled	0.8	0.7
Purchases of rental product not yet settled	14.0	10.4
Reconciliation of loss on asset impairment:
Accrued expense related to the loss on asset impairment	0.4	—
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
The results for the three and nine months ended October 31, 2022 are not necessarily indicative of the operating results expected for the year ended January 31, 2023 or any future period. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, the unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended January 31, 2022, which can be found in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2022.
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
Initial Public Offering
On October 27, 2021, the Company completed its initial public offering (“IPO”) and the Company’s Class A common stock began public trading on the Nasdaq Stock Market LLC under the symbol “RENT”. In connection with the IPO, the Company issued and sold 17,000,000 shares of its Class A common stock at a public offering price of $21.00 per share. The Company received proceeds of $327.3 million from the IPO which are net of underwriting discounts of $24.1 million and offering costs paid by the Company of $5.6 million (originally estimated to be $5.8 million). Offering costs, including legal, accounting, printing and other costs directly related to the IPO have been recorded in Additional paid-in capital against the proceeds from the IPO on the Company’s condensed consolidated balance sheet.

At the closing of the IPO, the Company’s then outstanding redeemable preferred stock converted into 32,575,462 shares of the Company’s Class A common stock. The carrying value of the redeemable preferred stock of $409.3 million was reclassified to common stock and additional paid-in capital.

In connection with the effectiveness of the Company’s IPO registration statement on Form S-1 (the “registration statement”), the Company recognized $14.4 million in stock-based compensation expense for (i) certain RSUs that contain both service-based and liquidity-based vesting conditions that were satisfied upon the effectiveness of the registration statement and (ii) the fully vested portion of certain RSU awards that were granted upon the effectiveness of the IPO.

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
As of October 31, 2022, the effects of the ongoing COVID-19 pandemic and the macroeconomic environment on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
Concentrations of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash investments with high credit quality financial institutions. The Company believes no significant credit risk exists with respect to these financial instruments.
No single customer accounted for more than 5% of the Company’s revenue during the three or nine months ended October 31, 2022 and 2021.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of accounts receivable, net, interest receivable, prepaid insurance, prepaid technology expenses and prepaid taxes.

Accounts receivable, net consists primarily of amounts due from third party liquidation partners that do not bear interest. The Company records an allowance for doubtful accounts taking into consideration historical losses adjusted for current market conditions, the financial condition of the customer, the amount of receivables in dispute, and the current receivables aging and payment patterns. Accounts receivable, net was $6.9 million and $1.1 million as of October 31, 2022 and January 31, 2022, respectively. The allowance for doubtful accounts was immaterial as of October 31, 2022 and January 31, 2022. As of October 31, 2022, one third party partner represented the majority of the Company’s accounts receivable balance.

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
Once it is no longer considered rentable, rental product in a sellable condition is classified as held for sale and written down to salvage value. The value of rental product held for sale as of October 31, 2022 and January 31, 2022 was $3.4 million and $2.1 million, respectively. The accelerated depreciation related to rental product held for sale was $2.6 million and $0.9 million for the three months ended October 31, 2022 and 2021, respectively, and $6.1 million and $3.2 million, for the nine months ended October 31, 2022 and 2021, respectively. The accelerated depreciation is presented on the condensed consolidated statements of operations within rental product depreciation and revenue share.

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
The purchases of rental product, as well as the proceeds from the sale and liquidation of rental product, are classified as cash flows from investing activities on the condensed consolidated statements of cash flows because the predominant activity of the rental product purchased is to generate rental revenue and such classification is consistent with the classification of long-term asset activity. Proceeds from the sale of rental product were $13.7 million and $9.0 million for the nine months ended October 31, 2022 and 2021, respectively. Proceeds from the liquidation of rental product were $7.9 million and $4.8 million for the nine months ended October 31, 2022 and 2021, respectively.
Revenue Recognition
Subscription and a-la-carte rental fees (“Subscription and Reserve rental revenue”) are recognized in accordance with Accounting Standard Update (“ASU”) 2016-02, Leases, Topic 842 (“ASC 842”). Other revenue, primarily related to the sale of rental product, is recognized under ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”) at the date of delivery of the product to the customer. Other revenue represented 11% and 8% of total revenue for the three months ended October 31, 2022 and 2021, respectively, and 9% and 9% of total revenue for the nine months ended October 31, 2022 and 2021, respectively.
Revenue is presented net of promotional discounts, customer credits and refunds. Promotional discounts are recognized in accordance with either ASC 842 or ASC 606, based on the guidance applied to the rental fees or product sales to which the promotional discounts are related. Revenue is presented net of taxes that are collected from customers and remitted to governmental authorities.

The Company recognizes a liability at the time a customer credit or a gift card is issued, and revenue is recognized upon redemption of the credit or gift card. The Company’s customer credit liability is presented on the condensed consolidated balance sheets. During the three months ended October 31, 2022 and 2021, $0.7 million and $0.7 million of credits included in the customer credit liability as of July 31, 2022 and 2021, respectively, were redeemed. During the nine months ended October 31, 2022 and 2021, $1.7 million and $1.6 million of credits included in the customer credit liability as of January 31, 2022 and 2021, respectively, were redeemed. Customer credits and gift cards do not have expiration dates. Over time, a portion of these instruments is not redeemed. The Company recognizes breakage income related to these instruments based on the redemption pattern method. The Company continues to maintain the full liability for the unredeemed portion of the credits and gift cards when the Company has any legal obligation to remit such credits to government authorities in relevant jurisdictions.
Subscription and Reserve Rental Revenue
Subscription fees are recognized ratably over the subscription period, commencing on the date the subscriber enrolls in the rental program. The fees are collected upon enrollment. The subscription automatically renews on a monthly basis until cancelled or paused by the customer. Subscribers can pause or cancel their subscriptions at any time.
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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The Company accrues for credits and refunds issued subsequent to the balance sheet date that relate to rentals prior to the balance sheet date. These amounts were not material as of October 31, 2022 and January 31, 2022.

Other Revenue
Other revenue consists primarily of revenue from the sale of rental product. The Company recognizes revenue from the sale of rental product in accordance with ASC 606. Sale of rental product occurs when a customer purchases rental product at a discounted price, calculated as a percentage of retail value. Payment is due upon order confirmation and there is no financing component. The single performance obligation associated with rental product sales is generally satisfied upon delivery of the rental product to the customer. The Company does not have any material contractual assets or liabilities with respect to other revenue as of October 31, 2022 and January 31, 2022.

From time to time, Other revenue may include revenue generated from pilots and other growth initiatives which may cause quarterly fluctuations in the Other revenue line.
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

Insurance Proceeds
During the nine months ended October 31, 2021, the Company recorded insurance recoveries of $4.0 million related to a network issue during the year ended January 31, 2020. This amount is recorded in other income / (expense), net in the condensed consolidated statements of operations.

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
3.Liquidity
The Company has incurred a net loss from operations since inception and has historically relied upon debt and equity financing to fund its operations. In addition, the COVID-19 pandemic and related variants have had a significant adverse impact on the Company’s business over the last two fiscal years. Further, heightened seasonal changes in consumer behavior and/or potential macro factors, such as higher levels of remote work and less demand for work wear, inflationary pressures and sensitivity to increased pricing, or other factors may have impacted and may continue to impact active subscriber levels.
In September 2022, the Company announced a restructuring plan to reduce costs, streamline its organizational structure and drive operational efficiencies, which is expected to generate annual operating expense savings of $25 million to $27 million (relative to the second quarter of fiscal 2022 run rate) in fiscal 2023. Actual savings may differ from these estimates.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
While the Company has experienced revenue growth in fiscal year 2021 and the nine months ended October 31, 2022, to the extent that the Company is further impacted by existing or new COVID-19 variants or macroeconomic trends, the Company has established plans to further preserve existing cash liquidity, which could include additional reductions to labor, operating expenses, and/or capital expenditures.
As of October 31, 2022 and January 31, 2022, the Company held cash and cash equivalents of $176.0 million and $247.6 million, respectively. The Company believes that it will have sufficient liquidity from cash on-hand and future operations to sustain its business operations, to satisfy its debt service obligations and to comply with its debt covenants for at least the next twelve months from the date these financial statements are issued.
4.Restructuring and Related Charges

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
Restructuring charges of $2.0 million for severance and related costs were recognized during the three and nine months ended October 31, 2022 and are reflected in Restructuring charges on the Company’s Unaudited Condensed Consolidated Statements of Operations. Accrued severance costs as of October 31, 2022 were $0.6 million.

The Company recorded an asset impairment charge of $3.8 million, of which $3.4 million related to the write-off of fixed assets and $0.4 million related to accrued expenses, during the three and nine months ended October 31, 2022, related to discontinuing a warehouse operations project in connection with the September 2022 restructuring plan. The charge is reflected in Loss on asset impairment related to restructuring on the Company’s Unaudited Condensed Consolidated Statements of Operations. The Company may incur additional restructuring charges in the future.
5.Leases - Lessee Accounting
During the nine months ended October 31, 2022, the Company amended the operating lease for its corporate headquarters in Brooklyn, NY, the terms of which terminated one floor of the leased space. The partial lease termination of the corporate headquarters leased space resulted in a reduction of $10.6 million in the Company’s future minimum fixed lease obligations as of the lease modification date. The Company treated the partial lease termination amendment as a lease modification as of the effective date which resulted in an adjustment of $3.7 million and $1.4 million to the related lease liabilities and right-of-use assets, respectively. The Company recorded a gain on the partial termination of $1.8 million and a loss on surrender of the related fixed assets, primarily leasehold improvements, of $1.9 million, both of which are recorded on the condensed consolidated statements of operations within general and administrative expenses.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The following table summarizes the Company’s minimum fixed lease obligations under existing agreements as a lessee, excluding variable payments and short-term lease payments, as of October 31, 2022:

	Operating	Finance
Fiscal year:
2022	$2.9	$0.2
2023	10.9	0.5
2024	9.6	0.4
2025	8.2	0.1
2026	8.1	—
Thereafter	42.5	—
Total minimum lease payments	82.2	1.2
Imputed interest	(38.3)	(0.2)
Lease liabilities as of October 31, 2022	$43.9	$1.0
6.Rental Product, Net
Rental product, net consisted of the following:

	October 31,	January 31,
	2022	2022

Apparel	$161.7	$164.4
Accessories	6.2	6.8
	167.9	171.2
Less: accumulated depreciation	(86.3)	(94.9)
Rental product, net	$81.6	$76.3
Depreciation and write-offs related to rental product, including write-offs of rental products sold, was $13.9 million and $13.7 million for the three months ended October 31, 2022 and 2021, respectively, and $41.0 million and $37.6 million for the nine months ended October 31, 2022 and 2021, respectively.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
7.Long-Term Debt
Summary
The following table summarizes the Company’s line of credit and long-term debt outstanding as of October 31, 2022 and January 31, 2022:

	October 31,	January 31,
	2022	2022

Temasek Facility principal outstanding	$271.6	$271.6
Add: payment-in-kind interest	14.2	3.5
Less: unamortized debt discount	(11.2)	(14.3)
Temasek Facility, net	274.6	260.8
Less: current portion of long-term debt	—	—
Total noncurrent line of credit and long-term debt	$274.6	$260.8
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

Prior to the termination of the Ares Facility (defined below), the Temasek Facility was both lien-subordinated and payment-subordinated to the Ares Facility (described below) pursuant to a Subordination Agreement entered into in October 2020 that functions as both a secured lender intercreditor agreement and a subordination agreement (for payment subordination); the Ares Facility was senior debt, and the Temasek facility was subordinated debt with respect to the Ares Facility.
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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
In October 2021, the Company used proceeds from the IPO to pay down the Subsequent Temasek Commitments of $30.0 million outstanding principal and interest in full. Concurrently, the Company entered into an amendment to the Temasek Facility (the “Temasek Facility Amendment”). The Temasek Facility as amended by the Temasek Facility Amendment is referred to as the “Amended Temasek Facility”. This transaction was accounted for as a debt modification. The terms of the Temasek Facility Amendment provide for, among other things, (i) an extension of the maturity to October 2024, (ii) an outstanding principal under the Amended Temasek Facility of $271.6 million (with no additional debt proceeds having been funded and after giving effect to the repayment described below), and (iii) an amended interest rate of 12% with up to 5% payable in kind. On the effective date of the Temasek Facility Amendment, the Company paid down an additional $30.0 million of the outstanding principal of the Amended Temasek Facility, for a total of $60.0 million principal paydown on the Temasek Facility and Amended Temasek Facility.
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

In October 2021, in connection with the Amended Temasek Facility, the Company recorded a debt discount of $15.3 million, of which $0.2 million related to lender fees, $5.3 million related to the allocation of proceeds to warrants issued in relation to the Amended Temasek Facility, $1.0 million related to the extension of the term of warrants issued in relation to the Temasek Facility, and $8.8 million related to fees incurred to amend the Amended Temasek Facility. These amounts are being accreted to the principal amount of the Amended Temasek Facility through the recognition of noncash interest expense. The effective interest rate for the Amended Temasek Facility for the period from the date of issuance through October 31, 2022 was 14.29%.
The Company determined that all of the embedded features of the Temasek Facility and Amended Temasek Facility were clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s condensed consolidated financial statements.
Ares Facility
In October 2020, the Company entered into a senior secured term loan (the “Ares Facility”) with Alter Domus (US) LLC as administrative agent for Ares Corporate Opportunities Fund V, L.P. (“Ares”). The Company received gross proceeds equal to $75.0 million (the “Ares Original Principal”). In conjunction with the incurrence of the Ares Facility, the Company received proceeds from Ares of $25.0 million for the issuance of 1,695,955 shares of Series G redeemable preferred stock. The total transaction resulted in the receipt of $100.0 million in exchange for the Ares Facility, Series G redeemable preferred stock and issuance of common stock warrants (the “Ares Financing Transaction”).

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
Covenants
The Company was in compliance with all applicable financial and nonfinancial covenants as of October 31, 2022.
8.Income Taxes

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

The amount of unrecognized tax benefits as of October 31, 2022 and January 31, 2022 was $0.8 million and $0.7 million, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized benefits relating to the Company’s tax position is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain and a reasonable estimate of the range of gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months cannot be made at this time.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
9.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	October 31,	January 31,
	2022	2022
Accrued operating and general expenses	$11.7	$13.6
Revenue share payable	5.7	6.7
Accrued payroll related expenses	4.7	4.0
Sales and other taxes	3.0	1.6
Short-term financing	—	3.5
Gift card liability	0.6	0.6
Accrued expenses and other current liabilities	$25.7	$30.0
10.Fair Value Measurements
As of October 31, 2022 and January 31, 2022, the carrying amounts of the Company’s cash and cash equivalents, current and noncurrent restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximated their estimated fair value due to their relatively short maturities.

The Company’s long-term debt is reported at carrying value on the condensed consolidated balance sheet. Refer to Note 7 — Long-Term Debt. The Company estimates the fair value of its long-term debt based on recently reported market transactions for similar financial instruments by companies with similar credit ratings and, as such, are classified as Level 2 within the fair value hierarchy. As of October 31, 2022, the estimated fair value of the Company’s long-term debt was $257.9 million.

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
The following table presents a roll forward of the fair value of the Level 3 liabilities for the nine months ended October 31, 2021:

Warrant Liability
Balance as of January 31, 2021	$11.8
Issuance of common stock warrants	0.5
Changes in estimated fair value	24.4
Exercise of warrants	(35.5)
Reclassification to equity-classified warrants	(1.2)
Balance as of October 31, 2021	$—

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
There were no outstanding liability-classified warrants as of October 31, 2022 and January 31, 2022.
The Company issued a warrant for 40,828 shares of common stock with a fair value at issuance of $0.5 million, included in the gain / (loss) on warrant liability revaluation, net on the condensed consolidated statement of operations for the nine months ended October 31, 2021.
The warrants for 1,651,701 and 40,828 shares of common stock were automatically exercised and converted to an aggregate of 1,691,723 shares of Class A common stock through cashless exercise upon completion of the Company’s IPO. These warrants were adjusted to a fair value of $35.5 million immediately prior to exercise.
The warrants for an aggregate of 88,037 shares of Series D redeemable preferred stock were converted to warrants for shares of Class A common stock as of the effective date of the IPO. These warrants were reclassified to stockholders’ equity as of the effective date of the IPO, as the redemption provision from the shares underlying these warrants was eliminated. These warrants were adjusted to fair value of $1.2 million immediately prior to reclassification.
11.Redeemable Preferred Stock
During the nine months ended October 31, 2021, the Company sold 1,437,541 shares of Series G redeemable preferred stock in exchange for $21.2 million. Upon consummation of the IPO, the Company accreted the carrying value of $409.3 million of the redeemable preferred stock to the liquidation value of $414.9 million and the Company’s 32,575,462 outstanding shares of redeemable preferred stock were converted into 32,575,462 shares of the Company’s Class A common stock. The accretion to liquidation value did not have a net impact on the Company’s additional paid-in capital. There was no outstanding redeemable preferred stock as of October 31, 2022 and January 31, 2022.
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

Preferred Stock
Upon the IPO, the Company authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. No shares were issued or outstanding as of October 31, 2022.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Warrants
As of October 31, 2022 and January 31, 2022, the Company had the following outstanding warrants:

	October 31, 2022
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
The warrant for 730,000 shares of common stock issued to Double Helix (Temasek) in July 2018 with an exercise price of $27.40 per share expired unexercised during the nine months ended October 31, 2022.

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
There were no outstanding liability-classified warrants as of October 31, 2022 and January 31, 2022.
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
As of October 31, 2022 and January 31, 2022, all outstanding warrants were equity-classified and recorded as additional paid-in capital. Equity-classified contracts are not subsequently remeasured unless reclassification is required from equity to liability classification.
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

Amended and Restated 2021 Incentive Award Plan

The Company's Amended and Restated 2021 Incentive Award Plan (the "2021 Plan") was adopted by its board of directors and approved by stockholders in October 2021 and became effective upon the effective date of the IPO. The 2021 Plan replaced the 2019 Plan, and no further grants will be made under the 2019 Plan. The terms of equity awards granted under the 2021 Plan in the year ended January 31, 2022 were generally consistent with those granted under the 2019 Plan, as described above. RSUs granted under the 2021 Plan in the year ended January 31, 2022 generally vest over four years and do not have liquidity-based vesting conditions. RSUs granted under the 2021 Plan during the nine months ended October 31, 2022 have a shorter vesting period of one to two years. As of October 31, 2022, there were 4,099,462 shares of Class A common stock available for issuance under the 2021 Plan. There will not be any further equity grants of Class B common stock.

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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Stock Options
Stock option activity during the period indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balances as of January 31, 2022	9,470,170	$7.33	7.17	$2.1
Granted	—	—
Exercised	(13,100)	2.84
Forfeited	(896,716)	8.93
Balances as of October 31, 2022	8,560,354	$7.17	6.38	$—
Exercisable as of October 31, 2022	5,888,511	$6.89	5.57	$—
The total intrinsic value of stock options exercised for the nine months ended October 31, 2022 was nominal.
As of October 31, 2022, there was $9.9 million of unrecognized compensation cost related to stock options granted that is expected to be recognized over a weighted average period of 2.4 years.
The Company currently uses authorized and unissued shares to satisfy the exercise of stock option awards.
RSUs
RSUs activity during the period indicated is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of January 31, 2022	2,428,574	$11.32
Granted	6,020,472	5.10
Vested/Released	(1,653,788)	9.73
Forfeited	(971,945)	6.56
Unvested and outstanding as of October 31, 2022	5,823,313	$6.14
As of October 31, 2022, there was $17.1 million of unrecognized compensation cost related to RSUs granted that is expected to be recognized over a weighted average period of 1.6 years.
During the three months ended October 31, 2021, the Company recognized $14.4 million of compensation cost upon effectiveness of the Company’s IPO, related to (i) certain RSUs that contain both service-based and liquidity-based vesting conditions satisfied upon the effectiveness of the registration statement and (ii) the fully vested portion of certain RSU awards that were granted upon the effectiveness of the IPO.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Share-Based Compensation Summary
The classification of share-based compensation for the three and nine months ended October 31, 2022 and 2021, respectively, presented within each line item of the condensed consolidated statements of operations is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Technology	$1.5	$2.4	$4.3	$3.3
Marketing	0.1	0.7	0.4	0.9
General and administrative	5.0	14.0	14.3	17.2
Total share-based compensation	$6.6	$17.1	$19.0	$21.4
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(36.1)	$(87.8)	$(112.5)	$(172.5)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	64,521,433	13,063,034	64,015,444	12,018,879
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(6.72)	$(1.76)	$(14.35)
The following potentially dilutive outstanding securities based on amounts outstanding at each period end were excluded from the computation of diluted loss per share attributable to common stockholders because including them would have been anti-dilutive:

	October 31,	October 31,
	2022	2021

Stock options	8,560,354	9,577,690
Common stock warrants	631,583	1,361,583
RSUs	5,823,313	2,368,399
Total	15,015,250	13,307,672

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
15. Commitments and Contingencies
The Company had restricted cash balances for cash collateralized standby letters of credit as of October 31, 2022 and January 31, 2022 of $9.9 million and $12.0 million, respectively, primarily to satisfy security deposit requirements on its leases.

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
On November 14, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the Eastern District of New York against the Company, certain of its officers and directors, and the underwriters of its IPO, entitled Rajat Sharma v. Rent the Runway, Inc., et al. The complaint alleges that the Company violated Sections 11 and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements, and by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory damages, attorneys’ fees and costs and such other relief as deemed just and proper by the court. The Company intends to vigorously defend against these claims. The Company believes it has meritorious defenses to the claims of the plaintiff and members of the class and any liability for the alleged claims is not currently probable and the potential loss or range of loss is not reasonably estimable.

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

Overview
We give customers ongoing access to our “unlimited closet” — with approximately 20,000 styles by over 800 designer brands — through our Subscription offering or the ability to rent a-la-carte through our Reserve offering. We also give our subscribers and customers the ability to buy our products through our Resale offering, which offers customers pre-loved styles from our closet at a discount to retail price, ranging from 10-85% off of designer retail value. These offerings allow us to engage and serve our subscribers and customers across diverse use cases from everyday life to special occasions. We have served over 2.5 million lifetime customers across all of our offerings and we had 176,167 ending total subscribers1 (active and paused) as of October 31, 2022. The majority of our revenue is highly recurring and is generated by our subscribers. For the nine months ended October 31, 2022 and 2021, respectively, 84% and 83% of our total revenue (including Reserve and Resale revenue) was generated by subscribers while they were active or paused.
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

Restructuring charges of $2.0 million for severance and related costs were recognized during the three and nine months ended October 31, 2022 and are reflected in Restructuring charges on our Unaudited Condensed Consolidated Statements of Operations. We recorded an asset impairment charge of $3.8 million during the three and nine months ended October 31, 2022 related to discontinuing a warehouse operations project in connection with the September 2022 restructuring plan, of which $3.4 million related to the write-off of fixed assets and $0.4 million related to accrued expenses. The charge is reflected in Loss on asset impairment related to restructuring on our Unaudited Condensed Consolidated Statements of Operations. We may incur additional restructuring charges in the future.

We continue to expect that the restructuring plan will generate total annual operating expense savings of $25 to $27 million (relative to the second quarter of fiscal 2022 run rate) in fiscal 2023. We expect $20 million of the total annualized savings, reflecting the portion related to personnel expenses, to be substantially completed by the end of the fourth quarter of fiscal 2022 and $5 to $7 million of technology and general and administrative expenses to be realized in fiscal 2023.

See Note 4, “Restructuring and Related Charges” for more details on these charges.

Key Operating and Financial Results. We have achieved the following operating and financial results for the three months ended October 31, 2022 and 2021, respectively:

•Revenue was $77.4 million and $59.0 million, respectively, representing 31.2% growth year-over-year;
•134,240 and 116,833 ending Active Subscribers2 (excluding paused subscribers), respectively, representing 15% growth year-over-year;
•176,167 and 150,075 ending Total Subscribers (including paused subscribers), respectively, representing 17% growth year-over-year;
•Gross Profit was $31.8 million and $19.9 million, respectively, representing a gross margin of 41.1% and 33.7%, respectively;
•Net Loss was $(36.1) million and $(87.8) million, respectively. Net Loss as a percentage of revenue was (46.6)% and (148.8)%, respectively. In the three months ended October 31, 2022, Net Loss included $5.8 million of restructuring and related charges;
•Adjusted EBITDA was $6.6 million and $(5.6) million, respectively, representing an Adjusted EBITDA margin of 8.5% and (9.5)%, respectively; and
•Cash and Cash Equivalents was $176.0 million and $278.7 million, respectively.

We have achieved the following operating and financial results for the nine months ended October 31, 2022 and 2021, respectively:
•Revenue was $221.0 million and $139.2 million, respectively, representing 58.8% growth year-over-year;
•Gross Profit was $86.7 million and $46.2 million, respectively, representing a gross margin of 39.2% and 33.2%, respectively;
•Net Loss was $(112.5) million and $(172.5) million, respectively. Net Loss as a percentage of revenue was (50.9)% and (123.9)%, respectively. In the nine months ended October 31, 2022, Net Loss included $5.8 million of restructuring and related charges;
•Adjusted EBITDA was $(0.4) million and $(13.7) million, respectively, representing an Adjusted EBITDA margin of (0.2)% and (9.8)%, respectively.

Third Quarter and Recent Business Highlights

•Continued strong subscriber engagement, with 28% of subscribers adding one or more paid additional items into their subscription program.
•Completed key foundational work to connect our proprietary inventory data system into our on-site search and discovery experiences. This initiative is expected to greatly enhance our customers' ability to find and rent products they love on our site next year.
•In November, launched our first celebrity collection with Ashley Park, co-star of Netflix’s “Emily in Paris.” Celebrity collections provide important marketing and awareness benefits to RTR, and provide noteworthy collaborators with access to our platform.
•Four new Exclusive Design brands, including Atlein, Ronny Kobo, Marina Moscone and Toccin launched in Fall 2022; on track to offer 18 Exclusive Design partners during fiscal year 2022, around half of which are new this year.
•Launched a pilot selling our new Exclusive Design products wholesale to a third-party retailer, highlighting the potential of the RTR platform and data, and customer appeal of our designs.
•Launched a new liquidation partnership to broaden our liquidation network and drive additional monetization of our products while giving our rental garments a second life.
•Expanded at-home pickup to over 30 markets covering 55% of our subscriber base, ahead of our goal of bringing the offering to over half of our subscriber base by year-end. Subscriber adoption of at-home pickup within eligible zip codes grew from 29% to 39% during Q3.

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

Our three product acquisition methods are strategic levers to manage our capital efficiency, profitability and product risk. Our Exclusive Designs channel uses data insights to acquire items at a lower cost, which are designed to generate higher profitability over time. Share by RTR meaningfully reduces our upfront spend and de-risks our investment since we pay brands primarily based on item performance. Our Share by RTR arrangements with brands target delivering 75% to 100% of comparable Wholesale cost to the brand in the first year; however there is no minimum commitment other than the upfront payment if applicable. Nearly all Share by RTR deals consummated after September 2020 include a cap on total potential payments to the brand partner.
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
Brands and Products
Ability to Acquire and Monetize Products Efficiently. Our ability to deliver an elevated experience for our subscribers and customers that keeps them loyal to RTR depends on us having the right assortment. Due to our deep partnerships with brands, flexibility in our buying timelines and ability to react to advantageous retail purchasing environments, we can acquire products directly from brands in multiple cost effective ways. Additionally, during the third quarter of fiscal 2022, we launched a pilot to sell our brand new Exclusive Design products wholesale to a third-party retailer, which we believe highlights the potential of the RTR platform and our data and consumer appeal. Our expertise in reverse logistics and garment restoration also provides us with the ability to monetize our products effectively over their useful life. Diversifying our product acquisition away from 100% Wholesale has driven higher overall product return on investment and reduced the capital needs of the business. In fiscal year 2021, approximately 55% of new items were acquired through our more capital efficient non-Wholesale channels, compared to 54% in fiscal year 2020 and 26% in fiscal year 2019. We are executing on our strategy to further increase the percentage of units acquired through Exclusive Designs and Share by RTR in fiscal year 2022. We continuously evaluate our product acquisition mix to maximize our strategic priorities.

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

Ability to Achieve Leverage in our Cost Structure. Improving operational efficiency of our platform is imperative to increasing profitability. We expect certain of our operating costs to increase as order volume increases and as we make investments to grow subscribers and revenue and to enhance the customer experience. In September 2022, we announced a restructuring plan to reduce costs, streamline our organizational structure and drive long-term operational efficiencies, primarily in headcount, related expenses, and in technology and general and administrative expenses. Though we anticipate quarterly fluctuations in operating leverage, with these reductions we expect our fixed costs to decrease as a percentage of total revenue in fiscal year 2023, and over time would anticipate that our operating costs would not grow at the same pace as our total revenue on an annual basis.

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

Seasonality
We experience seasonality in our business, which has been impacted and may in the future change due to the effects of the COVID-19 pandemic and the macro environment. For our subscription rentals, we typically acquire the highest number of subscribers in March through May and September through November, as these are the times customers naturally think about changing over their wardrobes. We generally see a higher rate of subscribers pause in the summer, and in mid-December through the end of January. In the third and fourth fiscal quarters, our Reserve business historically benefited from increased wedding and holiday events. In the third quarter of fiscal 2022, our active subscriber count increased quarter over quarter, consistent with historical seasonality.

Our seasonality trends have seen effects from COVID-19 and the macro environment generally and may continue to do so in the future. For example, subscriber trends and revenue have been impacted by fewer large-scale holiday and special events compared to pre-COVID-19, especially those typically occurring in the third and fourth quarters.

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
Impact of Macro and Consumer Environment on Our Business

There remains significant uncertainty in the current macroeconomic and consumer environment, driven by the COVID-19 pandemic, the war in Ukraine, inflationary pressures, potential risk of recession, and ongoing industry-wide supply chain issues. These factors have impacted, and are expected to continue to impact, consumer discretionary spending and purchasing behavior, price sensitivity, wage rates, transportation costs, and other costs associated with our business.

The COVID-19 pandemic materially adversely affected our fiscal year 2020 and 2021 operating and financial results. While COVID-related restrictions have eased throughout 2021 and 2022, there remains substantial uncertainty about the pandemic’s impact on the global economy, e-commerce, and macroeconomic conditions that impact consumer spending.

We believe that our customers live, work, socialize and travel differently in 2022 than they did prior to the COVID-19 pandemic and this influences what they wear. We think that the increase in and normalization of special events as COVID-19 restrictions ease will continue to benefit our business. However, we are also still learning how these types of changes in customer behavior impact our business, particularly in a challenging macro environment. We believe that Active Subscriber levels have been impacted by seasonal changes in consumer behavior and macro factors, such as higher levels of remote work and less demand for work wear, inflationary pressures and sensitivity to increased pricing, or other factors, particularly in the second quarter of fiscal 2022, and may continue to be impacted by these factors in the future. In addition, based on performance and additional data in the third quarter of fiscal 2022, we believe that the April price increase was a significant negative contributor to subscriber pause and retention levels and, to a lesser extent, subscriber acquisition in the second quarter of fiscal 2022. In the third quarter of fiscal 2022, our subscriber acquisition, pause and retention levels improved relative to the second quarter of fiscal 2022. There can be no assurance that these improvements will be sustained, however, particularly if the macroeconomic environment does not improve and/or if typical seasonality trends are observed in the fourth quarter of fiscal 2022.

We continue to take actions to adjust to the changing business environment and related inflationary pressure. For example, we are focused on investing in our customer and delivering even more value to her and emphasizing the value proposition of our offering in our marketing materials. In addition, we increased wage rates throughout fiscal year 2021 to attract and retain talent at our fulfillment centers and we expect to continue to be impacted by rising labor costs in fiscal year 2022. We also expect transportation costs to continue to increase in fiscal year 2022, and we are focused on diversifying our transportation network to mitigate these rising costs and service delays. Examples of these mitigation efforts include optimizing carrier mix such as through increasing volumes with regional and last-mile carriers and consolidating shipments through our at-home pickup service in certain markets and improving contractual terms. Although we continue to face a challenging environment, we plan to invest in our customers, manage our staffing and diversify our transportation network in order to drive growth and efficiencies in our business.

The full extent to which the macro environment, including impacts from the COVID-19 pandemic, and the spread of any new variants, will directly or indirectly impact our business, results of operations, growth rates, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. Given the uncertainty, we cannot estimate the financial impact of the macro environment and COVID-19 pandemic on our future results of operations, cash flows, or financial condition. For additional details, see Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	($ in millions)		($ in millions)
Active Subscribers	134,240	116,833	134,240	116,833
Gross Profit	$31.8	$19.9	$86.7	$46.2
Adjusted EBITDA (1)	$6.6	$(5.6)	$(0.4)	$(13.7)

__________
(1)Adjusted EBITDA is a non-GAAP financial measure; for a reconciliation to the most directly comparable GAAP financial measure, net loss, and why we consider Adjusted EBITDA to be a useful metric, see “—Non-GAAP Financial Metrics” below.
Active Subscribers: Active Subscribers represents the number of subscribers with an active membership as of the last day of any given period and excludes paused subscribers. As of October 31, 2022, we had 134,240 Active Subscribers, up 15% year-over-year as the equivalent quarter of fiscal year 2021 was more heavily impacted by the COVID-19 pandemic. The second and third quarters of fiscal year 2022 saw a lower ending Active Subscriber count compared with the end of the first quarter of fiscal year 2022. We believe Active Subscriber levels have likely been impacted by seasonality, macro environment factors and the reaction to our April 2022 price increase, as discussed above in the Key Factors Affecting Our Performance in Seasonality and Impact of Macro and Consumer Environment on Our Business.

Gross Profit and Gross Margin: We define Gross Profit as total revenue less costs related to activities to fulfill customer orders and rental product acquisition costs, presented as fulfillment and rental product depreciation and revenue share, respectively, on the condensed consolidated statement of operations. We depreciate owned apparel assets over three years and owned accessory assets over two years net of 20% and 30% salvage values, respectively, and recognize the depreciation on a straight-line basis and remaining cost of items when sold or retired on our condensed consolidated statement of operations. Rental product depreciation expense is time-based and reflects all rental product items we own. We use Gross Profit and Gross Profit as a percentage of revenue, or Gross Margin, to measure the continued efficiency of our business after the cost of our products and fulfillment costs are included. Gross Profit was $31.8 million for the three months ended October 31, 2022 compared to $19.9 million in the three months ended October 31, 2021 representing Gross Margins of 41.1% and 33.7%, respectively. Gross Profit was $86.7 million for the nine months ended October 31, 2022 compared to $46.2 million for the nine months ended October 31, 2021 representing Gross Margins of 39.2% and 33.2%, respectively. The significant increase in Gross Profit and Gross Margin for the three and nine months ended October 31, 2022 was driven by higher revenue per shipment than prior year due to both the price increase and higher add-on activity, lower shipments per average subscriber, and lower rental product depreciation as a percentage of total revenue than in the prior period. These benefits more than offset higher fulfillment costs which are primarily driven by increases in fulfillment related transportation costs for the nine months ended October 31, 2022 and a larger number of shipments for the three and nine months ended October 31, 2022. Rental product depreciation decreased as a percentage of revenue as costs were absorbed over a larger revenue base, while revenue share increased slightly as a percentage of revenue due to a higher proportion of Share by RTR items relative to prior year. We have significantly improved our Gross Profit and Gross Margin in fiscal 2022 and will seek to continue to drive fulfillment and operational efficiency gains over time and strategically evolve our mix of product acquisition.
Adjusted EBITDA and Adjusted EBITDA Margin: We define Adjusted EBITDA as net loss, adjusted to exclude interest expense, rental product depreciation, other depreciation and amortization, share-based compensation expense, write-off of liquidated rental product assets, certain non-recurring or one-time costs (see below footnotes to the reconciliation table), restructuring charges, loss on asset impairment related to restructuring, income taxes, warrant liability revaluation gains / losses, debt extinguishment gains / losses, other income and expense, and other gains / losses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue, net for a period. Adjusted EBITDA was $6.6 million for the three months ended October 31, 2022 compared to $(5.6) million for the three months ended October 31, 2021, representing margins of 8.5% and (9.5)%, respectively. Adjusted EBITDA was $(0.4) million for the nine months ended October 31, 2022 compared to $(13.7) million for the nine months ended October 31, 2021, representing margins of (0.2)% and (9.8)%, respectively. Adjusted EBITDA Margin has improved for the three and nine months ended October 31, 2022 due to the improvement in Gross Profit and Gross Margin and improved operating leverage across technology and general and administrative expenses even with additional strategic investments, partially offset by higher marketing expenditure. In the third quarter of fiscal 2022, we launched a pilot to sell our brand new Exclusive Design products wholesale to a third-party retailer and launched a new liquidation partnership, which together contributed $4.6 million to Adjusted EBITDA. We have the opportunity to improve Adjusted EBITDA as we increase revenue and drive higher revenue per subscriber, fulfillment and operational efficiency gains, and operating expense leverage. In particular, we expect our restructuring plan to significantly reduce fixed costs and improve operating expense leverage.

Components of Results of Operations
Total Revenue, Net
Our total revenue, net consists of Subscription and Reserve rental revenue and Other revenue. Total revenue is presented net of promotional discounts, credits and refunds, and taxes.

Subscription and Reserve Rental Revenue.    We generate Subscription and Reserve rental revenue from subscription and Reserve rental fees. We recognize subscription fees ratably over the subscription period, commencing on the date the subscriber enrolls in a subscription program. These fees are collected upon enrollment and any revenue from an unrecognized portion of the subscription period is deferred to the following fiscal period. We announced a price increase in April 2022 for our subscription plans, which has since increased revenue per subscriber. We recognize Reserve fees over the rental period, which starts on the date of delivery of the product to the customer. Reserve orders can be placed up to four months prior to the rental start date and the customer’s payment form is charged upon order confirmation. We defer recognizing the rental fees and any related promotions for Reserve rentals until the date of delivery, and then recognize those fees evenly over the four- or eight-day rental period.
Other Revenue.    We generate Other revenue primarily from the sale of products while they are in rental condition. We offer the ability for subscribers and customers to purchase products at a discount to retail price. Payment for the sale of products occurs upon order confirmation while the associated revenue is recognized either at the time the sold product is delivered or when purchased, if the item is already at home with the customer. From time to time, Other revenue may include revenue generated from pilots and other growth initiatives which may cause quarterly fluctuations in the Other revenue line. For example, we expect Other revenue and Other revenue as a percentage of Total revenue to be lower in the fourth quarter of fiscal year 2022 due to the pilot to sell brand new Exclusive Design products wholesale to a third party retailer in the third quarter of fiscal year 2022.
Costs and Expenses
Fulfillment.    Fulfillment expenses consist of all costs to receive, process and fulfill customer orders. This primarily includes shipping costs to/from customers and personnel and related costs, which include salaries and bonuses, and employee benefit costs. Personnel and related costs are related to processing inbound and outbound customer orders, cleaning, restoring and repairing items received from customers, tracking and managing items within our fulfillment center network and ingesting new items received from brands. Fulfillment expenses also include costs of packing materials, cleaning supplies, and other fulfillment-related expenses. We expect fulfillment costs to increase as order volume increases. In fiscal 2021 and 2022 costs to ship orders increased due to increasing prices in the transportation market. Fulfillment expense may fluctuate due to various factors including commercial terms and market trends. Fulfillment expense may also increase due to competitive pressures in the labor market which could lead to continued higher wage rates. We increased warehouse wage rates during fiscal year 2021 and fiscal year 2022 and believe we may continue to be impacted by rising wage rates in the future. We expect to continue to invest in automation and other process improvements to support and drive efficiencies in our operations. To the extent we are successful in becoming more efficient in fulfilling orders, and at a magnitude that is able to offset increasing shipping costs, wage rates and cleaning/packing supply price increases, we would expect these expenses to decrease as a percentage of total revenue over the longer term.
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
General and Administrative.    General and administrative (“G&A”) expenses consist of all other personnel and related costs for customer service, finance, tax, legal, human resources, fashion and photography and fixed operations costs. General and administrative expenses also includes occupancy costs (including warehouse-related), professional services, credit card fees, general corporate and warehouse expenses, other administrative costs, and gains and losses associated with asset disposals and operating lease terminations. We expect these expenses to decrease significantly in dollars and as a percentage of total revenue as a result of our restructuring plan. Over the medium to long term, we expect general and administrative expenses to increase as we grow our infrastructure to support the overall growth of the business. Rent expense and other facilities-related costs may increase in the future to support overall business growth and fulfillment cost-reduction initiatives. While these expenses may vary from period to period as a percentage of total revenue, we expect them to decrease as a percentage of total revenue over the longer term.
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

Restructuring Charges. Restructuring charges consist of severance and related costs associated with the September 2022 restructuring plan.

Loss on Asset Impairment Related to Restructuring. Loss on asset impairment related to restructuring consists of an asset impairment charge related to discontinuing a warehouse operations project in connection with the September 2022 restructuring plan.
Interest Income / (Expense). Interest income / (expense) consists primarily of accrued paid-in-kind interest, cash and cash equivalents interest and debt issuance cost amortization associated with our Amended Temasek Facility going forward.

Gain / (Loss) on Warrant Liability Revaluation, Net. Gain / (loss) on warrant liability revaluation is associated with revaluing liability classified warrants to the respective fair value at period end or prior to conversion. As of October 31, 2022, all outstanding warrants are equity classified and therefore do not require remeasurement going forward.

Gain / (Loss) on Debt Extinguishment, Net. Gain / (loss) on debt extinguishment is associated with debt extinguishment including the write off of the unamortized debt issuance costs. These are primarily non-cash and are associated with debt payment transactions which are non-recurring.

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
Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	($ in millions)		($ in millions)
Revenue:
Subscription and Reserve rental revenue	$68.8	$54.3	$200.2	$127.0
Other revenue	8.6	4.7	20.8	12.2
Total revenue, net	77.4	59.0	221.0	139.2
Costs and expenses:
Fulfillment	23.2	19.2	69.5	41.5
Technology	14.1	12.8	42.6	33.0
Marketing	9.7	10.8	27.4	18.2
General and administrative	25.3	35.8	84.1	76.4
Rental product depreciation and revenue share	22.4	19.9	64.8	51.5
Other depreciation and amortization	3.9	4.7	12.6	14.6
Restructuring charges	2.0	—	2.0	—
Loss on asset impairment related to restructuring	3.8	—	3.8	—
Total costs and expenses	104.4	103.2	306.8	235.2
Operating loss	(27.0)	(44.2)	(85.8)	(96.0)
Interest income / (expense), net	(9.3)	(14.3)	(28.2)	(43.7)
Gain / (loss) on warrant liability revaluation, net	—	(17.4)	—	(24.9)
Gain / (loss) on debt extinguishment, net	—	(12.2)	—	(12.2)
Other income / (expense), net	0.1	—	1.4	3.9
Net loss before income tax benefit / (expense)	(36.2)	(88.1)	(112.6)	(172.9)
Income tax benefit / (expense)	0.1	0.3	0.1	0.4
Net loss	$(36.1)	$(87.8)	$(112.5)	$(172.5)
Comparison of the three months ended October 31, 2022 and 2021
Total Revenue, Net.    Total revenue, net was $77.4 million for the three months ended October 31, 2022, an increase of $18.4 million, or 31.2%, compared to $59.0 million for the three months ended October 31, 2021. This increase was primarily driven by the increase in overall demand, including increased revenue from subscribers, compared to last year.
Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $68.8 million for the three months ended October 31, 2022, an increase of $14.5 million, or 26.7%, compared to $54.3 million for the three months ended October 31, 2021. This increase was primarily driven by an increase in revenue per subscriber which resulted from the price increase announced in April 2022 and higher add-on activity in addition to the 15% year-over-year increase in Active Subscriber count.

Other Revenue.    Other revenue was $8.6 million for the three months ended October 31, 2022, an increase of $3.9 million, or 83.0%, compared to $4.7 million for the three months ended October 31, 2021. This increase was primarily driven by an increase in Active Subscribers which resulted in increased purchases of resale items. Other revenue represented 11.1% of total revenue, up from 8.0% in the same period of fiscal year 2021 as we saw higher resale purchases from our subscribers. In the three months ended October 31, 2022, Other revenue reflects $1.6 million in revenue from a pilot to sell our brand new Exclusive Design products wholesale to a third party retailer.
Costs and Expenses.    Total costs and expenses were $104.4 million for the three months ended October 31, 2022, an increase of $1.2 million, or 1.2%, compared to $103.2 million for the three months ended October 31, 2021. This increase was primarily driven by an increase in fulfillment and technology expenses to support our growth and also by charges related to the September 2022 restructuring plan. These increases were partially offset by cost savings from the restructuring plan which reduced costs for part of the third quarter of fiscal 2022. The prior year period also included costs incurred for one-time IPO-related RSU vesting events and one-time costs associated with public company readiness.
Fulfillment.    Fulfillment expenses were $23.2 million for the three months ended October 31, 2022, an increase of $4.0 million, or 20.8%, representing 30.0% of revenue, compared to $19.2 million for the three months ended October 31, 2021, representing 32.5% of revenue. The increase in fulfillment dollars was primarily driven by an increase in shipments associated with higher revenue. Efficiencies in transportation and productivity offset higher transportation costs and wage rates compared to the prior year period.
Technology.    Technology expenses were $14.1 million for the three months ended October 31, 2022, an increase of $1.3 million, or 10.2%, compared to $12.8 million for the three months ended October 31, 2021. This increase was primarily driven by an increase in strategic investments and personnel costs to support future growth initiatives, including back-end infrastructure and cloud investments that provide scaling and efficiency benefits and support our work to provide an enhanced search, fit and discovery experience for the consumer. The prior year period also included costs incurred for one-time IPO-related RSU vesting events. Technology expenses were 18.2% of revenue for the three months ended October 31, 2022 compared to 21.7% last year as we saw increased operating leverage with higher revenue compared to prior year. Technology related share-based compensation expense was $1.5 million for the three months ended October 31, 2022 and was $2.4 million for the same period last year.
Marketing.    Marketing expenses were $9.7 million for the three months ended October 31, 2022, a decrease of $(1.1) million, or (10.2)%, compared to $10.8 million for the three months ended October 31, 2021. This decrease was driven by personnel cost savings from the September 2022 restructuring plan. The prior period also included costs incurred for one-time IPO-related RSU vesting events. Marketing expenses unrelated to personnel costs were $8.7 million in the three months ended October 31, 2022 and 11.2% of revenue, compared to $8.8 million last year and 14.9% of total revenue in the prior year period. We expect marketing expenses to increase in absolute dollars in fiscal year 2022 compared with fiscal year 2021, in order to drive total revenue growth.
General and Administrative.    G&A expenses were $25.3 million for the three months ended October 31, 2022, a decrease of $(10.5) million, or (29.3)%, compared to $35.8 million for the three months ended October 31, 2021. This decrease was primarily driven by cost savings from the September 2022 restructuring plan. The prior period also included costs incurred for one-time IPO-related RSU vesting events and one-time costs associated with public company readiness. In addition, we recognized proceeds from a new liquidation partnership which positively impacted G&A expenses by $2.3 million in the third quarter of fiscal 2022. G&A expenses as a percentage of revenue were 32.7% compared to 60.7% last year as we saw increased operating leverage with higher revenue and lower one-time costs compared to the prior year. G&A related share-based compensation expense was $5.0 million for the three months ended October 31, 2022 and was $14.0 million for the same period last year.

Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $22.4 million for the three months ended October 31, 2022, an increase of $2.5 million, or 12.6%, compared to $19.9 million for the three months ended October 31, 2021. The increase is primarily a result of an increase in revenue share payments due to a higher proportion of Share by RTR items rented. Rental product depreciation and revenue share was 28.9% of revenue in the three months ended October 31, 2022, down from 33.7% in the prior period primarily due to rental product depreciation decreasing as a percentage of revenue as costs were absorbed over a larger revenue base.
Other Depreciation and Amortization.    Other depreciation and amortization was $3.9 million for the three months ended October 31, 2022, a decrease of $(0.8) million, or (17.0)%, compared to $4.7 million for the three months ended October 31, 2021. The decrease was primarily related to lower depreciation associated with leasehold improvements.
Restructuring Charges. Restructuring charges was $2.0 million for the three months ended October 31, 2022 for severance and related costs in connection with the September 2022 restructuring plan.
Loss on Asset Impairment Related to Restructuring. Loss on asset impairment related to restructuring was $3.8 million for the three months ended October 31, 2022 and consists of an asset impairment charge related to discontinuing a warehouse operations project in connection with the September 2022 restructuring plan.

Interest Income / (Expense), Net.    Interest expense, net was $(9.3) million for the three months ended October 31, 2022, a decrease of $5.0 million, or (35.0)%, compared to $(14.3) million for the three months ended October 31, 2021. This decrease was driven by the accrued payment-in-kind interest related to the additional Ares debt entered in October 2020 that was paid down in full in October 2021 and also due to higher interest earned in fiscal 2022. Of the $(9.3) million total interest expense in the three months ended October 31, 2022, $3.6 million was the accrual of PIK interest, $4.5 million was cash, financing lease interest and other interest and $1.2 million was debt discount amortization, compared to $12.2 million of PIK interest, $1.1 million of cash, financing lease interest and other interest and $1.0 million of debt discount amortization in the three months ended October 31, 2021.

Gain / (Loss) on Warrant Liability Revaluation, Net. Gain / (loss) on warrant liability revaluation, net was $(17.4) million for the three months ended October 31, 2021. As of October 31, 2022, all the Company’s outstanding warrants are equity-classified and, as such, did not require fair value remeasurement during the period.

Gain / (Loss) on Debt Extinguishment, Net. Gain / (loss) on debt extinguishment, net was $(12.2) million for the three months ended October 31, 2021. The costs were associated with the fees and unamortized debt issuance costs related to the Ares debt paydown upon the IPO. These charges were primarily non-cash and are associated with debt paydown transactions which are non-recurring.

Other Income / (Expense), Net. Other income / (expense), net was $0.1 million for the three months ended October 31, 2022.
Comparison of the nine months ended October 31, 2022 and 2021
Total Revenue, Net.    Total revenue, net was $221.0 million for the nine months ended October 31, 2022, an increase of $81.8 million, or 58.8%, compared to $139.2 million for the nine months ended October 31, 2021. This increase was primarily driven by the increase in overall demand, including active subscriber count, largely attributable to the COVID-19 recovery compared to last year.
Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $200.2 million for the nine months ended October 31, 2022, an increase of $73.2 million, or 57.6%, compared to $127.0 million for the nine months ended October 31, 2021. This increase was primarily driven by an increase in average subscriber count year-over-year and an increase in revenue per subscriber which resulted from the price increase announced in April 2022.

Other Revenue.    Other revenue was $20.8 million for the nine months ended October 31, 2022, an increase of $8.6 million, or 70.5%, compared to $12.2 million for the nine months ended October 31, 2021. This increase was primarily driven by an increase in active subscribers which resulted in increased purchases of resale items. Other revenue represented 9.4% of total revenue, up from 8.8% in the same period of fiscal year 2021, primarily due to increased purchases of resale items by our subscribers during fiscal 2022 and also due to $1.6 million of revenue recognized from a pilot to sell our brand new Exclusive Design products wholesale to a third party retailer.
Costs and Expenses.    Total costs and expenses were $306.8 million for the nine months ended October 31, 2022, an increase of $71.6 million, or 30.4%, compared to $235.2 million for the nine months ended October 31, 2021. This increase was primarily driven by an increase in fulfillment, paid marketing, technology, and G&A expenses to support our year to date growth, public company costs and also by charges related to the September 2022 restructuring plan. These increases were partially offset by cost savings from the September 2022 restructuring plan which reduced costs for part of the third quarter of fiscal 2022. The prior period also included costs incurred for one-time IPO-related RSU vesting events and one-time costs associated with public company readiness.
Fulfillment.    Fulfillment expenses were $69.5 million for the nine months ended October 31, 2022, an increase of $28.0 million, or 67.5%, representing 31.4% of revenue, compared to $41.5 million for the nine months ended October 31, 2021, representing 29.8% of revenue. The increase in fulfillment dollars was primarily driven by an increase in shipments associated with higher revenue and an increase in transportation costs and wage rates, partially offset by fulfillment process improvements.
Technology.    Technology expenses were $42.6 million for the nine months ended October 31, 2022, an increase of $9.6 million, or 29.1%, compared to $33.0 million for the nine months ended October 31, 2021. This increase was primarily driven by an increase in strategic investments and personnel costs to support future growth initiatives, including back-end infrastructure and cloud investments that provide scaling and efficiency benefits and support our work to provide an enhanced search, fit and discovery experience for the consumer. Technology expenses were 19.3% of revenue for the nine months ended October 31, 2022 compared to 23.7% last year as we saw increased operating leverage with higher revenue. Technology related share-based compensation expense was $4.3 million for the nine months ended October 31, 2022 and was $3.3 million for the same period last year.
Marketing.    Marketing expenses were $27.4 million for the nine months ended October 31, 2022, an increase of $9.2 million, or 50.5%, compared to $18.2 million for the nine months ended October 31, 2021. This increase was driven by the increased marketing initiatives as compared to the same period last year when we reduced paid and brand marketing spend during the COVID-19 pandemic. Marketing expenses unrelated to personnel costs were $23.9 million in the nine months ended October 31, 2022 and 10.8% of revenue, compared to $14.1 million last year and 10.1% of total revenue. We expect marketing expenses to increase in absolute dollars in fiscal year 2022, compared with fiscal year 2021, in order to drive total revenue growth.
General and Administrative.    General and administrative (“G&A”) expenses were $84.1 million for the nine months ended October 31, 2022, an increase of $7.7 million, or 10.1%, compared to $76.4 million for the nine months ended October 31, 2021. This increase was primarily driven by the increase in costs required to support our year to date growth and public company operations, including increased personnel, insurance and professional service fees, as well as increased credit card fees and customer service costs driven by revenue growth. These increases were partially offset by cost savings from the September 2022 restructuring plan recognized in the third quarter of fiscal 2022. The prior year period also included costs incurred for one-time IPO-related RSU vesting events and one-time costs associated with public company readiness. In addition, we recognized proceeds from a new liquidation partnership which positively impacted G&A expenses by $2.3 million in the third quarter of fiscal 2022. G&A expenses as a percentage of revenue were 38.1% compared to 54.9% last year as we saw increased operating leverage with higher revenue. G&A related share-based compensation expense was $14.3 million for the nine months ended October 31, 2022 and was $17.2 million for the same period last year.

Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $64.8 million for the nine months ended October 31, 2022, an increase of $13.3 million, or 25.8%, compared to $51.5 million for the nine months ended October 31, 2021. The increase is primarily a result of an increase in revenue share payments due to a higher proportion of Share by RTR items rented. Rental product depreciation and revenue share was 29.3% of revenue in the nine months ended October 31, 2022, down from 37.0% in the prior period primarily due to rental product depreciation decreasing as a percentage of revenue as costs were absorbed over a larger revenue base.
Other Depreciation and Amortization.    Other depreciation and amortization was $12.6 million for the nine months ended October 31, 2022, a decrease of $(2.0) million, or (13.7)%, compared to $14.6 million for the nine months ended October 31, 2021. This decrease was primarily driven by lower depreciation associated with leasehold improvements.
Restructuring Charges. Restructuring charges was $2.0 million for the nine months ended October 31, 2022 for severance and related costs in connection with the September 2022 restructuring plan.
Loss on Asset Impairment Related to Restructuring. Loss on asset impairment related to restructuring was $3.8 million for the nine months ended October 31, 2022 and consists of an asset impairment charge related to discontinuing a warehouse operations project in connection with the September 2022 restructuring plan.

Interest Income / (Expense), Net.    Interest expense, net was $(28.2) million for the nine months ended October 31, 2022, a decrease of $15.5 million, or (35.5)%, compared to $(43.7) million for the nine months ended October 31, 2021. This decrease was driven by the accrued payment-in-kind interest related to the additional Ares debt entered in October 2020 that was paid down in full in October 2021 and also due to higher interest earned in fiscal 2022. Of the $(28.2) million total interest expense in the nine months ended October 31, 2022, $10.6 million was the accrual of paid-in kind (“PIK”) interest, $14.4 million was cash, financing lease interest and other interest and $3.2 million was debt discount amortization, compared to $35.4 million of PIK interest, $3.4 million of cash, financing lease interest and other interest and $4.9 million of debt discount amortization in the nine months ended October 31, 2021.

Gain / (Loss) on Warrant Liability Revaluation, Net. Gain / (loss) on warrant liability revaluation, net was $(24.9) million for the nine months ended October 31, 2021. As of October 31, 2022, all the Company’s outstanding warrants are equity-classified and, as such, did not require fair value remeasurement during the period.

Gain / (Loss) on Debt Extinguishment, Net. Gain / (loss) on debt extinguishment, net was $(12.2) million for the nine months ended October 31, 2021. The costs were associated with the fees and unamortized debt issuance costs related to the Ares debt paydown upon the IPO. These charges were primarily non-cash and are associated with debt paydown transactions which are non-recurring.

Other Income / (Expense), Net. Other income / (expense), net was $1.4 million for the nine months ended October 31, 2022, a decrease of $(2.5) million, compared to $3.9 million for the nine months ended October 31, 2021. This decrease was primarily driven by $4.0 million of insurance claim proceeds, which were settled during the nine months ended October 31, 2021.
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

Adjusted EBITDA and Adjusted EBITDA Margin.    Adjusted EBITDA and Adjusted EBITDA Margin are key performance measures used by management to assess our operating performance and the operating leverage of our business prior to capital expenditures. Our Adjusted EBITDA margins have improved from (9.5)% in the three months ended October 31, 2021 to 8.5% in the three months ended October 31, 2022. Adjusted EBITDA margins have also improved from (9.8)% in the nine months ended October 31, 2021 to (0.2)% in the nine months ended October 31, 2022. The pilot to sell brand new Exclusive Design products wholesale to a third party retailer and launch of a new liquidation partnership together contributed $4.6 million to Adjusted EBITDA in the three and nine months ended October 31, 2022.
The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net loss	$(36.1)	$(87.8)	$(112.5)	$(172.5)
Interest (income) / expense, net (1)	9.3	14.3	28.2	43.7
Rental product depreciation	13.9	13.7	41.0	37.6
Other depreciation and amortization (2)	3.9	4.7	12.6	14.6
Share-based compensation (3)	6.6	17.1	19.0	21.4
Write-off of liquidated assets (4)	2.5	1.2	4.9	4.0
Non-recurring adjustments (5)	0.3	1.8	1.3	4.6
Restructuring charges (6)	2.0	—	2.0	—
Loss on asset impairment related to restructuring (7)	3.8	—	3.8	—
Income tax (benefit) / expense	(0.1)	(0.3)	(0.1)	(0.4)
(Gain) / loss on warrant liability revaluation, net (8)	—	17.4	—	24.9
(Gain) / loss on debt extinguishment, net (9)	—	12.2	—	12.2
Other (income) / expense, net (10)	(0.1)	—	(1.4)	(3.9)
Other (gains) / losses (11)	0.6	0.1	0.8	0.1
Adjusted EBITDA	$6.6	$(5.6)	$(0.4)	$(13.7)
Adjusted EBITDA Margin (12)	8.5%	(9.5)%	(0.2)%	(9.8)%
__________
(1)Includes debt discount amortization of $1.2 million in the three months ended October 31, 2022, $1.0 million in the three months ended October 31, 2021, $3.2 million in the nine months ended October 31, 2022 and $4.9 million in the nine months ended October 31, 2021.
(2)Reflects non-rental product depreciation and capitalized software amortization.
(3)Reflects the non-cash expense for share-based compensation. The three and nine months ended October 31, 2021 includes $14.4 million of costs incurred for one-time IPO-related RSU vesting events.
(4)Reflects the write-off of the remaining book value of liquidated rental product that had previously been held for sale.
(5)Non-recurring adjustments for the three months ended October 31, 2022 includes $0.3 million of costs related to public company SOX readiness and the three months ended October 31, 2021 includes $1.8 million of costs primarily associated with public readiness preparation. Non-recurring adjustments for the nine months ended October 31, 2022 includes $1.3 million of public company SOX readiness and for the nine months ended October 31, 2021 includes $4.5 million of costs primarily associated with public readiness preparation.
(6)Reflects restructuring charges primarily related to severance and related costs in connection with the September 2022 restructuring plan.
(7)Reflects the asset impairment charge related to discontinuing a warehouse operations project in connection with the September 2022 restructuring plan.

(8)Reflects the expense associated with revaluing prior liability classified lender warrants to the respective fair value at period end, or prior to conversion. As of October 31, 2022, all outstanding warrants are equity classified and therefore do not require remeasurement going forward.
(9)Includes debt extinguishment costs related to debt paydown in the periods presented.
(10)Primarily includes $1.4 million of monetized tax credits for the nine months ended October 31, 2022 and $4.0 million of insurance claim proceeds for the nine months ended October 31, 2021. Includes gains / losses recognized in relation to foreign exchange, operating lease terminations and the related surrender of fixed assets (see “Note 5 - Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements).
(11)Includes costs associated with the write-off of non-rental product asset disposals, operating lease termination and foreign exchange.
(12)Adjusted EBITDA Margin calculated as Adjusted EBITDA as a percentage of revenue.

Liquidity and Capital Resources
Since our founding, we have financed our operations primarily from net proceeds from the sale of redeemable preferred stock, common stock and debt financings. As of October 31, 2022, we had cash and cash equivalents of $176.0 million and restricted cash of $9.9 million ($4.1 million current and $5.8 million noncurrent), and an accumulated deficit of $(913.7) million.

As disclosed above, on October 29, 2021, we closed our IPO, in which we issued and sold 17,000,000 shares at a public offering price of $21.00 per share. We received net proceeds of $327.3 million after deducting underwriting discounts and commissions and offering expenses.

Concurrent with our IPO, we paid down our senior secured term loan of $80.7 million (including accrued interest) with Ares Corporate Opportunities Fund V, L.P. (the “Ares Facility”) in full and $60.0 million of our Temasek Facility and refinanced the remaining Temasek Facility, resulting in a total debt repayment of $140.7 million. Our total indebtedness as of October 31, 2022 was $274.6 million. For a description of the terms of our current and prior credit agreements, see “Note 7 – Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements.
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2022	2021

Net cash (used in) provided by operating activities	$(39.4)	$(23.5)
Net cash (used in) provided by investing activities	(30.5)	(9.4)
Net cash (used in) provided by financing activities	(3.8)	215.7
Net increase in cash and cash equivalents and restricted cash	(73.7)	182.8
Cash and cash equivalents and restricted cash at beginning of year	259.6	109.2
Cash and cash equivalents and restricted cash at end of period	$185.9	$292.0
We also measure the cash consumption of the business including capital expenditures, by assessing net cash used in operating activities and net cash used in investing activities on a combined basis, which was $(32.9) million for the nine months ended October 31, 2021 and $(69.9) million for the nine months ended October 31, 2022. The cash consumption of the business was higher in the first nine months of fiscal year 2022 compared with the same period of last year primarily due to higher investments in growth initiatives and capital expenditures associated with the COVID-19 pandemic recovery compared to last year.

The sum of net cash used in operating activities and net cash used in investing activities, as a percentage of revenue, was (23.6)% for the nine months ended October 31, 2021 and (31.6)% for nine months ended October 31, 2022.

Net cash (used in) provided by operating activities.    For the nine months ended October 31, 2022, net cash used in operating activities was $(39.4) million, which consisted of a net loss of $(112.5) million, partially offset by non-cash charges of $89.6 million, reclassification of the proceeds from the sale of rental product of $13.7 million and a net change of $(2.8) million in our operating assets and liabilities. The non-cash charges were primarily comprised of $38.3 million of rental product depreciation and write-off expenses, $10.6 million of payment-in-kind interest, $19.0 million of share-based compensation, $3.2 million of debt discount amortization, $15.1 million of other fixed and intangible asset depreciation and the loss on the surrender of fixed asset write-offs related to the partial termination of the lease of the corporate headquarters (see “Note 5 - Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements) and $3.8 million consisting of an asset impairment charge related to discontinuing a warehouse operations project in connection with the September 2022 restructuring plan, of which $0.4 million is included in accrued expenses related to the asset impairment (see the Supplemental Cash Flow Information in Part I, Item 1. Financial Statements).
For the nine months ended October 31, 2021, net cash used in operating activities was $(23.5) million, which consisted of a net loss of $(172.5) million, partially offset by non-cash charges of $143.9 million, reclassification of the proceeds from the sale of rental product of $9.0 million and a net change of $14.1 million in our operating assets and liabilities. The non-cash charges were primarily comprised of $36.8 million of rental product depreciation and write-off expenses, $35.4 million of payment-in-kind interest, $24.9 million loss on remeasurement of warrant liability, $21.4 million of share-based compensation, $4.9 million of debt discount amortization, $12.2 million loss on debt extinguishment (primarily non-cash), $14.6 million of other fixed and intangible asset depreciation and amortization, and $6.3 million of previously accrued PIK interest was settled in the period in connection with the Ares debt extinguishment.

Net cash (used in) provided by investing activities.    For the nine months ended October 31, 2022, net cash used in investing activities was $(30.5) million, primarily consisting of $(43.6) million of purchases of rental product incurred in the period and $(8.5) million of purchases of fixed and intangible assets. The investment in rental product does not include an additional $14.0 million of cost for units received in the current period but not yet paid for, but does include $(6.5) million of cost for units paid for in the current period but received in the prior period (see the Supplemental Cash Flow Information in Part I, Item 1. Financial Statements). The investment in rental product was to support our growth in customer demand. The majority of the investment in fixed and intangible assets was related to investments in automation assets, additional processing machinery and equipment for our Secaucus and Arlington warehouses and capitalized technology labor. The cash used in investing activities was partially offset by $13.7 million of proceeds from the sale of owned rental product and $7.9 million of proceeds from the liquidation of rental product.
For the nine months ended October 31, 2021, net cash used in investing activities was $(9.4) million, primarily consisting of $(17.0) million of purchases of rental product and $(6.2) million of purchases of fixed and intangible assets. The investment in rental product did not include the additional $10.4 million of cost for units received in the current period but not yet paid for but did include $(3.6) million of cost for units paid for in the current period but received in the prior period (see Supplemental Cash Flow Information in Part I, Item 1. Financial Statements). The investment in rental product was to support growth in customer demand as a result of the COVID-19 recovery. The majority of the investment in fixed and intangible assets was related to investments in automation assets, additional processing machinery and equipment for the Secaucus and Arlington warehouses, reusable bags and capitalized technology labor. The cash used in investing activities was partially offset by $9.0 million of proceeds from sale of owned rental product and $4.8 million of proceeds from the liquidation of rental product.
Net cash provided by (used in) financing activities.    During the nine months ended October 31, 2022, net cash used in financing activities was $(3.8) million, consisting of other financing payments.
During the nine months ended October 31, 2021, net cash provided by financing activities was $215.7 million, consisting primarily of $331.5 million from the sale of Class A common stock in our IPO which is net of underwriting discounts of $(24.1) million and deferred equity issuance costs of $(1.4) million, $21.2 million from the issuance of redeemable preferred stock and $3.1 million from the exercise of options. The cash from financing activities was partially offset by $(139.9) million in debt payments including deferred financing costs and extinguishment costs.
Contractual Obligations and Commitments
In October 2021, we paid down outstanding principal and accrued interest of our Ares Facility in full and a portion of our Temasek Facility. Additionally, we entered into the Amended Temasek Facility. As of October 31, 2022, we had approximately $274.6 million of total debt outstanding, none of which is payable within the next 12 months. See “Note 7 — Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information.
See “Note 5 — Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements for our minimum fixed lease obligations under existing lease agreements as of October 31, 2022.
Critical Accounting Estimates
Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our 2021 Annual Report on Form 10-K. In the nine months ended October 31, 2022, there were no material changes to our critical accounting estimates from those discussed in our 2021 Annual Report on Form 10-K.
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

Interest Rate Risk
As of October 31, 2022, we had cash and cash equivalents of $176.0 million and $274.6 million of debt outstanding under the Temasek Facility. Cash and cash equivalents consist primarily of cash held in financial institutions within the United States and Ireland and cash in transit from third-party credit card providers. Borrowings under the Temasek Facility bear interest at fixed rates. We have minimal exposure to market risk relating to changes in interest rates as they can affect the amount of interest income we earn on our cash. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of October 31, 2022, a hypothetical 10% change in interest rates would not have resulted in a material impact on our condensed consolidated financial statements.

Foreign Currency Risk
Our net revenue is denominated in U.S. dollars and a portion of our operating expenses are incurred outside the United States, denominated in foreign currencies. Accordingly, our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. As of October 31, 2022, a hypothetical 10% change in the relative value of the U.S. dollar to other currencies would not have had a material effect on our results of operations.
Inflation Risk
In recent months, inflation has continued to increase significantly in the United States and overseas resulting in rising transportation, wages, rental product and other costs. For a discussion of recent wage increases and transportation costs related, in part, to inflationary pressures, see “Impact of Macro and Consumer Environment on Our Business” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenue. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of October 31, 2022 because of the material weaknesses in our internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
In connection with the audit of our financial statements as of and for the year ended January 31, 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of October 31, 2022, these material weaknesses are still in the process of being remediated.
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
Remediation Efforts to Address Material Weaknesses
We continue to implement measures to remediate the identified material weaknesses. The measures include (i) formalizing the Company’s framework and policies with respect to maintaining evidence in the operation of control procedures, (ii) improving our control framework to include the appropriate segregation of duties and controls over the preparation and review of journal entries, and (iii) designing and implementing IT general controls for systems and applications impacting internal control over financial reporting.

We have performed extensive work with personnel responsible for the design and operating effectiveness of internal control over financial reporting to ensure that appropriate evidence is maintained. We are continuing to implement comprehensive access control protocols for our enterprise resource planning environment in order to implement restrictions on user and privileged access to certain applications, establishing additional controls over segregation of duties and the preparation and review of journal entries, implementing controls to review the activities for those users who have privileged access and program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.
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

Part II - Other Information
Item 1. LEGAL PROCEEDINGS
The information contained in “Note 15 — Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements is incorporated by reference into this Item.
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
We have grown rapidly over the last several years, due in large part to the growth in demand for our Subscription offerings, and therefore, our recent growth rates and financial performance should not necessarily be considered indicative of our future performance. The COVID-19 pandemic materially adversely affected our fiscal year 2020 operating and financial results, resulting in our total revenue decreasing 38.7% from $256.9 million in fiscal year 2019 to $157.5 million. During fiscal year 2021, revenue sequentially increased each quarter, a trend that continued into the first, second and third quarters of fiscal year 2022. Revenue for fiscal year 2021 increased 29.1% to $203.3 million from $157.5 million in fiscal year 2020. To effectively manage and capitalize on our growth, we must continue to expand our brand awareness and marketing, enhance customer experience, iterate our subscription products, invest in digital consumer innovation, and upgrade our management information and reverse logistics systems and other processes. Our continued growth has in the past, and could in the future, strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diverse and growing employee base. Failure to scale and preserve our company culture as we grow could also harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
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
•maintaining favorable brand recognition and effectively marketing our services and value proposition to customers;
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
We are subject to variable industry and global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; recession, higher consumer debt levels; inflation; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors due to the COVID-19 pandemic and current macroeconomic environment and have seen negative impacts on customer demand at varying levels as a result. For example, we experienced a significant decrease in consumer demand during the COVID-19 pandemic due to shelter-at-home orders and more limited social events, increased unemployment and work-from-home trends, and general economic uncertainty. Additionally, even as COVID-19 restrictions have eased, the follow-on impacts of COVID-19 may continue to affect our results of operations due to, for example, hybrid or fully-remote work policies and changes in consumer behavior. We believe that our customers live, work, socialize and travel differently in 2022 than they did prior to the COVID-19 pandemic and this influences what they wear. We are still learning how these types of changes in customer behavior impact our business, particularly in a challenging macro environment.
Furthermore, increases in consumer discretionary spending may be temporary, such as those related to the tail of the COVID-19 pandemic in the United States, and consumer spending may decrease again, particularly if there is a recession and/or higher inflation leading to increased price sensitivity. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; wars, terrorism and political tensions; and other major unforeseen events. Although we believe the value proposition of our offering and business model may be strengthened in an inflationary environment where the cost of purchasing clothing and accessories increases, consumer purchases or rental of discretionary items, including the products that we offer, frequently decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.
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

Paid marketing is also a key part of our growth strategy and while we previously paused paid marketing during portions of the pandemic as a result of COVID-19, we have increased our spending and plan to significantly increase spending and run marketing campaigns to acquire additional subscribers and customers, all of which could impact our customer acquisition costs and overall profitability. We may incur marketing expenses significantly in advance of the time we anticipate recognized revenue associated with such expenses, our paid marketing may not effectively reach potential customers or be cost effective, changes in regulations or third-party interference could limit the ability of search engines and social media platforms for marketing, potential customers may decide not to rent through our platform or the spend of new customers may not yield the intended return on investment, any of which could negatively affect our results of operations.
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

If existing customers no longer find our offerings and products appealing or appropriately priced or if we are unable to provide high-quality support to customers to help them resolve issues in a timely and acceptable manner, they may stop using our offerings, negative publicity may be generated and word-of-mouth and other referrals may be hampered. For example, in April 2022 announced a price increase for our subscription plans. Based on performance and additional data in the third quarter of fiscal 2022, we believe that the April price increase was a significant negative contributor to subscriber pause and retention levels, and to a lesser extent, subscriber acquisition, in the second quarter of fiscal 2022, in addition to seasonality and other potential macroeconomic factors. We have seen improvement in these trends in the third quarter of fiscal 2022, however, these improvements may not be sustained. If our customers no longer perceive our subscription plans as appropriately priced and cancel or pause their subscriptions, our business and financial results could be harmed. We are focused on investing in our customer and delivering even more value to her and emphasizing the value proposition of our offering in our marketing materials; however these efforts may not be successful. Even if our existing customers continue to find our offerings and products appealing and our customer service satisfactory, they may decide to downgrade to a less frequent, lower cost subscription and rent fewer items over time as their demand for apparel and accessories declines or evolves. For example, as a result of changes to daily life due to the COVID-19 pandemic, including increased rates of working remotely from home, demand for a variety of apparel was, and in the future may be, reduced or eliminated. If customers who rent most frequently and rent a significant amount of items from us were to make fewer or lower priced rentals or stop using our offerings, our financial results could be negatively affected.
We have a history of losses, and we may be unable to achieve or sustain profitability.
We had a net loss of $(112.5) million and $(211.8) million for the nine months ended October 31, 2022 and year ended January 31, 2022, respectively, and have in the past had net losses. As of October 31, 2022, we had an accumulated deficit of $(913.7) million. Because we have a short operating history at scale, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to sustain or increase our profitability.
Our ability to generate profit depends on our ability to grow revenues and drive operational efficiencies in our business to generate better margins. We expect to incur increased operating costs and may continue to generate net losses in the near term in order to:
•acquire products;
•increase the engagement, enhance retention and improve the experience, of customers;
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
The COVID-19 pandemic and the travel restrictions, quarantines, and related public health measures and actions taken by governments and the private sector have adversely affected global economies, financial markets and the overall environment for our business, and the extent to which it may continue to impact our future results of operations and overall financial performance remains uncertain. New variants of COVID-19, such as Omicron, continue to be identified and may lead to updated recommendations and restrictions by workforces and federal, state and local government officials. The global macroeconomic effects of the pandemic may persist for an indefinite period of time, even after the pandemic has subsided. In addition, we cannot predict the impact the COVID-19 pandemic has had and will have on our brand partners, manufacturers, vendors and other third-party service providers, and we may continue to be materially adversely impacted as a result of the negative past, present and future impact upon these parties.
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
Additionally, our business relies on the successful management of reverse logistics needed to ingest, clean, and restock returned items quickly and efficiently in order to offer them for rental or resale to other customers. If we are not able to maintain appropriate staffing levels or negotiate acceptable pricing and other terms with third-party vendors or they experience performance problems or other difficulties, our operating results and customers’ experience could be negatively impacted.
Our ability to receive inbound products efficiently and ship products to and from customers may be negatively affected by many events outside of our control including, inclement weather, public health crises such as the COVID-19 pandemic, governmental regulations, labor disputes and other factors. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our customers do not receive their orders in good condition or on time, they could become dissatisfied and cease using our services, which would adversely affect our business and operating results. Our shipping vendors have faced and may continue to face increased volumes which, in turn, has caused and could in the future cause a decrease in their service levels, including shipping delays, or result in an increase of their prices. We have recently experienced increased shipping costs, and these costs may continue to increase in the future. Increases in shipping costs or other significant shipping difficulties or disruptions or any failure by our brand partners or third-party carriers to deliver high-quality products to us or to our customers, as applicable, in a timely manner or to otherwise adequately serve our customers could damage our reputation and brand and may substantially harm our business.
In addition to offering the ability to return products by dropping off items with third-party shipping vendors, we now offer home pick up for customers located in over 30 markets to return their orders. We believe home pick up is more convenient for many customers and is more cost-effective for us. Although we have had positive customer feedback and adoption to date, home pick up is a new offering and may not be successful over the long-term. In the event that we do not successfully manage home pick up logistics, it will make it more difficult for us to satisfy our customers and efficiently manage shipping costs, which will negatively affect our brand, financial condition and results of operations.
If we are unable to accurately forecast customer demand, acquire and manage our products effectively and plan for future expenses, our operating results could be adversely affected.
We are vulnerable to demand and pricing shifts and to suboptimal selection and timing of product purchases. We obtain substantially all of our products directly from over 800 brand partners through three key ways: 1) Wholesale, 2) Share by RTR, and 3) Exclusive Designs. For our business to be successful and have sufficient product to meet consumer demand, our brand and manufacturing partners must be willing and able to provide us with products in specific quantities and styles of sufficient quality, in compliance with regulatory requirements, at acceptable costs and on a timely basis. We typically do not enter into long-term contracts with our brand and manufacturing partners and, as such, we operate without significant contractual assurances of continued supply, pricing or access to products. Although we believe we have had limited attrition of brand partners to date, a brand partner could choose to no longer work with us or provide less favorable terms for a variety of reasons, including current market and supply chain conditions. In addition, some of our brand partners may not have the capacity to supply us with sufficient products to keep pace with our growth plans, especially if we plan to demand significantly greater amounts of products. In such cases, our ability to pursue our growth strategy will depend in part upon our ability to expand capacity with existing brand partners or develop new brand partners relationships.

We have been focused on expanding our relationships with brand partners and continuing to work to increase the proportion of our products procured under Exclusive Designs arrangements, which reduces our upfront cost of products. For our Exclusive Designs, RTR generally sources the materials and relies upon third-party manufacturing partners to produce products. For Wholesale and Share by RTR items, entering into contracts in advance of a particular season requires brand partners to agree to incur costs related to sourcing and manufacturing products before we have paid for them, which requires the brand partners to continue to trust us. If we were viewed as less financially viable, we may receive less favorable terms and conditions from our brand partners, including requiring upfront payments or other demonstrations of credit. The cash flow benefits we currently experience from our brand partners’ willingness to revenue share could be adversely affected if revenue share terms change or if brand partners no longer wish to revenue share due to (1) lack of trust in us, (2) lack of revenue earned in comparison to the projections we provided, or (3) their inability to continue to spread their earnings out over the time period that the products are earning revenue on our website, among other reasons. For our Exclusive Design arrangements, we must continue to increase the number of brand partners with whom we work, design an assortment of styles that meet customer demand, maintain and enhance our third-party manufacturing capabilities and partners and ensure the products manufactured meets brand partners’, customers’ and our quality standards. Our ability to obtain a sufficient selection or volume of products on a timely basis at competitive prices could suffer as a result of any deterioration or change in our partner relationships or events that adversely affect them and, in turn, could have a material adverse effect on our business.
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
In September 2022, we announced a restructuring plan that is intended to reduce costs, streamline our organizational structure and drive operational efficiencies. This plan presents significant risks that could have a material adverse effect on our operations, financial condition, results of operations, cash flow, or business reputation. Such risks include:
•the failure to achieve targeted cost savings and efficiency and profitability goals;
•a decrease in employee morale, a negative impact to our corporate culture, and heightened regrettable attrition, including by critical employees, each of which we’ve observed to some extent and are focused on addressing;
•an increase in employment claims;
•actual or perceived disruption of service or reduction in service standards to customers; and
•the failure to meet our operational standards, needs, or goals due to fewer employees, including potential single points of failure, or due to reduced or reallocated resources generally.
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
Additionally, as we invest in and experiment with new offerings or changes to our platform, our partners and customers may find these changes to be disruptive and may perceive them negatively. For example, in 2021, we phased out our “unlimited swaps” subscription plan and shifted to our current subscription plans with different price points based on usage. We have expanded our Resale offering, which could introduce the uncertainty of merchandise returns and negatively impact our business. We also have expanded the categories of products we offer, such as kidswear and home accessories, and may further expand our categories in the future. In addition, our home pickup offering offers customers in certain markets a new way to return their items without going to a physical drop off location. These new plans and offerings do not have demonstrably long track records of success for us. In addition, developing new offerings and services is complex, and the timetable for their public launch is difficult to predict and may vary from our historical experience. As a result, the introduction of new offerings may occur after anticipated release dates, or they may be introduced as pilot programs, which may not be continued for various reasons. In addition, new offerings may not be successful due to defects or errors, negative publicity, or our failure to market them effectively. New offerings may not drive revenue growth, customer acquisition or retention, may require substantial investment and planning, and may bring us more directly into competition with companies that are better established or have greater resources than we do. If we do not continue to cost-effectively develop new offerings that satisfy our brand partners and customers, then our competitive position and growth prospects may be harmed. In addition, new offerings may have lower margins than we anticipate or than existing offerings, and our revenue from the new offerings may not be enough to offset the cost of developing and maintaining them, which could adversely affect our business, financial performance, and growth.

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
Fluctuations in our operating results and key metrics have been, and may in the future be, particularly pronounced due to the uncertainty caused by, and the unprecedented nature of, the COVID-19 pandemic, consumer spending patterns, the impacts and timing of the reopening of the offline economy and lessening of restrictions on movement, and macroeconomic conditions. Fluctuations in our operating results and key metrics may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our Class A common stock to decline.
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
In addition, our future success will depend upon our ability to attract and retain employees for key roles, such as engineering and technology, buying and planning, and logistics, as well as hourly fulfillment workers and customer service agents. Such efforts will require significant time, expense, and attention as there is intense competition for such individuals, particularly in New York City, Galway, New Jersey and Texas, and new hires require significant training and time before they achieve full productivity. In addition to maintaining competitive wage and salary levels, which are likely to increase further due to inflation and the potential minimum wage increases, prospective and existing employees often consider the value of the equity awards they may receive in connection with their employment. If the perceived value of our equity awards declines or experiences significant volatility, it may adversely affect our ability to recruit and retain key employees. Additionally, our September 2022 restructuring plan may make it more difficult to attract and retain employees for key roles.
Our corporate employees primarily worked remotely from March 2020 to April 2022. As COVID-19 restrictions lifted, we have reopened our offices and moved to a hybrid working model for New York City and Galway, in which employees are present in the office two to three days per week. If the hybrid model is not aligned with our employees’ preferences, it may adversely affect our ability to recruit and retain employees. In addition, the hybrid model may negatively impact our company culture, collaboration and productivity.
We have recently experienced, and may in the future experience, voluntary attrition at significant rates for various reasons, including challenging labor market conditions such as rising wages and a decreased level of workforce participation. We have also experienced increased voluntary attrition due to our September 2022 restructuring plan. If we are unable to attract and retain qualified employees in a timely fashion, particularly in critical areas of operations such as engineering, data science and analytics, and our hourly fulfillment workers, our ability to achieve our strategic objectives will be adversely impacted, and our business and future growth prospects will be harmed.

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
We believe that our company culture has been critical to our success. Our company culture stands for being entrepreneurial, passionate, kind and positive. Our ability to continue to cultivate and maintain this culture is essential to our growth and continued success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:
•our September 2022 restructuring plan, which has negatively impacted morale for some employees and our efforts to boost morale may not be successful;
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
Our brand and manufacturing partners may increase their pricing if raw materials, labor, or other costs become more expensive or subject to other pricing pressures. The inputs used to manufacture products are subject to availability constraints and price volatility. In addition, our brand partners may pass the increase in sourcing costs to us through price increases, thereby impacting our margins. For example, if our manufacturing partners increase their costs, our Exclusive Designs may not be as cost-effective to produce, which could negatively impact our ability to meet our financial goals. The fabrics used in our products are made of raw materials including petroleum-based products and cotton. Significant price fluctuations or shortages in petroleum, cotton, or other raw materials could significantly increase our cost of revenue and the cost associated with procuring products via Exclusive Designs. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used in the manufacture of the products we offer, such as due to restrictions on Xinjiang cotton, we and/or our partners might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, disruptions in the supply chain as a result of the COVID-19 pandemic and the current inflationary environment have increased raw material costs, impacting pricing of our products, and caused shipping delays for certain of our products.

Our business is affected by seasonality.
Our business is subject to seasonal fluctuations. In the third and fourth fiscal quarters, our Reserve business historically benefited from increased wedding and holiday events. However, in fiscal year 2020 and fiscal year 2021 we saw fewer large-scale holiday and special events due to the COVID-19 pandemic. For our subscription rentals, we typically acquire the highest number of subscribers in March through May and September through November, as these are the times customers naturally think about changing over their wardrobes. We generally see a higher rate of subscribers pause in the summer, and in mid-December through the end of January. Adverse events, such as higher unemployment, deteriorating economic conditions, or fewer large-scale holiday and special events due to the COVID-19 pandemic, can deter consumers from shopping and renting. Any significant decrease in revenue during periods of high seasonal acquisition could have a disproportionately large impact on our operating results and financial condition for that year. Any factors that harm our operating results during these periods, including disruptions in our brand partners’ supply chains or unfavorable economic conditions could have a disproportionate effect on our results of operations for our entire fiscal year.
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
Furthermore, our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business, and the effects of the COVID-19 pandemic may have altered our historical seasonality trends. Accordingly, yearly or quarterly comparisons of our operating results may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Seasonality in our business can also be affected by introductions of new or enhanced products and offerings, including the costs associated with such introductions.
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
As of October 31, 2022, we had $274.6 million aggregate principal amount of borrowings under a credit facility with Double Helix Pte Ltd. as administrative agent for Temasek Holdings (the “Amended Temasek Facility”). If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot provide assurance that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See “Note 7 —Long-Term Debt” in the Notes to Condensed Consolidated Financial Statements for more information on our indebtedness.
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
In connection with the preparation of our consolidated financial statements as of January 31, 2021, we identified material weaknesses in our internal control over financial reporting, as described below. As of October 31, 2022, these material weaknesses were still in the process of being remediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
We continue to implement measures to remediate the identified material weaknesses. The measures include (i) formalizing the Company’s framework and policies with respect to maintaining evidence in the operation of control procedures, (ii) improving our control framework to include the appropriate segregation of duties and controls over the preparation and review of journal entries, and (iii) designing and implementing IT general controls for systems and applications impacting internal control over financial reporting.

We have performed extensive work with personnel responsible for the design and operating effectiveness of internal control over financial reporting to ensure that appropriate evidence is maintained. We are continuing to implement comprehensive access control protocols for our enterprise resource planning environment in order to implement restrictions on user and privileged access to certain applications, establishing additional controls over segregation of duties and the preparation and review of journal entries, implementing controls to review the activities for those users who have privileged access and program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.

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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the listing standards of Nasdaq, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, financial condition, and results of operations. Furthermore, several members of our management team do not have prior experience in running a public company. We have hired additional employees and engaged consultants to assist us in complying with these requirements; however we may invest additional resources in our compliance efforts, including hiring more employees or engaging outside consultants, which may increase our operating expenses. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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

From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, environmental regulations, and other matters that could adversely affect our business operations and financial condition. For example, on November 14, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the Eastern District of New York against the Company, certain of its officers and directors, and the underwriters of its IPO, entitled Rajat Sharma v. Rent the Runway, Inc., et al. The complaint alleges that we violated Sections 11 and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements, and by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory damages, attorneys’ fees and costs and such other relief as deemed just and proper by the court.

In addition, in recent years, we have seen a rise in the number and potential significance of these disputes and inquiries and evolving areas of focus for regulators and private plaintiffs. For example, there has been an increase in consumer class action lawsuits relating to subscription products. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products and offerings, all of which could negatively affect our revenue growth. The results of litigation, investigations, claims, and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition, and results of operations.

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

We collect, process, store, and use a wide variety of data from current and prospective customers, including personal information, such as home addresses, credit card numbers (through our payment processor) and geolocation. These activities are regulated by a variety of federal, state, local, and foreign data privacy, data security, data protection and consumer protection laws and regulations, as well as industry standards and guidelines, which have become increasingly stringent in recent years.We have in the past and may continue to be subject to allegations that we have violated one or more of these laws.
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
Further, the CCPA took effect on January 1, 2020. The CCPA gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive detailed information about how their personal information is used and shared. The CCPA also created restrictions on “sales” of personal information that allow California residents to opt-out of certain sharing of their personal information and may restrict the use of cookies and similar technologies for advertising purposes, and could cause us to incur additional CCPA compliance costs or create adverse effects as a result of its restrictions. The CCPA provides for civil penalties for violations, and creates a private right of action for data security incidents that is expected to increase data security-related litigation. Additionally, the California Privacy Rights Act (the “CPRA”), passed in California in November 2020. The CPRA will restrict use of certain categories of sensitive personal information that we handle; further restrict the use of cross-context behavioral advertising techniques on which our products and offerings may rely on in the future; expand requirements on businesses that “sell” personal information under the CCPA to businesses like ours that “share” it; require all businesses with any California employees to limit uses of employee data; establish restrictions on the retention of personal information; expand the types of data security incidents subject to the private right of action; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. The majority of the CPRA’s provisions will go into effect on January 1, 2023, and we expect to continue to invest in compliance initiatives and potentially implement business process changes to support our compliance efforts. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (the “CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. Some observers have noted that the CCPA, CPRA, and CDPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.
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
We may not be successful in achieving compliance with the rapidly evolving privacy, data security, and data protection requirements discussed above, as well as other data privacy, security and consumer protection frameworks that currently, or may in the future, apply to us, despite our efforts to comply. All of these frameworks are constantly evolving and are not always consistent with each other, leading to uncertainty in interpretation. Any actual or perceived non-compliance could result in litigation and proceedings against us by governmental entities, customers or others, fines and civil or criminal penalties, limited ability or inability to operate our business, offer services, or market our business in certain jurisdictions, negative publicity and harm to our brand and reputation, and reduced overall demand for our products and offerings. Such occurrences could adversely affect our business, financial condition, and results of operations. Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruptions in or failure or security intrusion of our systems or third-party systems where information important to our business operations is stored. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance policies may not cover any or all claims made against us and could have high deductibles, and defending a suit, regardless of its merit, could be costly and divert management attention.
We could incur significant liabilities related to, and significant costs in complying with, environmental, health and safety laws and regulations.
Our operations are subject to a variety of federal, state, local and foreign laws and regulations relating to permitting requirements, health, safety and the protection of the environment. These environmental, health and safety laws and regulations include those relating to, among other things, the generation, storage, handling, use and transportation of hazardous and non-hazardous materials; the emission and discharge of hazardous and non-hazardous materials into the environment; the health and safety of our employees; and the maintenance of our facilities and operations. Our compliance efforts are expected to require ongoing investments and may be costly to maintain.

Despite our efforts, we may become subject to claims that we have violated such laws and regulations based on past, present, and future practices, which could have an adverse impact on our business and reputation, and be costly for us to defend. Failure to comply with such laws and regulations, which tend to become more stringent over time, can result in significant fines, penalties, costs, liabilities or restrictions on operations, injunctive relief, civil or criminal sanctions, and could expose us to costs of investigation or remediation, as well as tort claims for property damage or personal injury, and could negatively affect our business, financial condition or results of operations.
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
Furthermore, we rely on third-party suppliers to provide chemicals, cleaning supplies, and handling instructions that comply with applicable health, safety and environmental regulations, and to support other compliance initiatives from time to time. A failure of such suppliers to provide adequate advice, abide by applicable regulations, or the terms of our contractual relationships may subject us to material liabilities.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset taxable income or taxes may be limited.
As of January 31, 2022, we had federal net operating loss carryforwards of $560.5 million, $152.1 million of which will expire at various times through 2038. Furthermore, we had state net operating loss carryforwards of $32.0 million, which will expire at various times through 2041. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. In addition, for state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
In the event any tax audit or other proceeding is determined adversely to us, the resulting liabilities (including any penalties and interest) may have an adverse effect on our cash flows. If we expand the scale of our international business activities, any changes in the United States or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition, and results of operations. In particular, new income or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified, or applied adversely to us. For example, the recent Inflation Reduction Act enacted, among other changes, a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations. To the extent that such changes or any future changes have a negative impact on us, our suppliers or our customers, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.
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
We have recently migrated a substantial portion of our primary production environment, core architecture, and data centers to a new third-party cloud provider, which provides a distributed computing infrastructure as a service platform for business operations. We also use another third-party cloud provider for portions of our business. Our third-party cloud providers provide the cloud computing infrastructure we use to host our website and mobile application, serve our customers and support our operations and many of the internal tools we use to operate our business. Our website, mobile application and internal tools use computing, storage, data transfer and other functions and services provided by our third-party cloud providers. We do not have control over the operations of the facilities of our third-party cloud providers. In addition, our third-party cloud providers’ facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures and other events beyond our control. In the event that any third-party provider’s systems or service abilities are hindered by any of the events discussed above, particularly in a region where our website is mainly hosted, our ability to operate our business may be impaired. A decision to close their facilities without adequate notice or other unanticipated problems or disruptions could result in lengthy interruptions to our business. Further, our agreements with our third-party cloud providers do not provide us with an adequate remedy for every scenario that could negatively affect our business. All of the aforementioned risks may be exacerbated if our business continuity and disaster recovery plans prove to be inadequate.
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
We depend on search engines, social media platforms, mobile application stores, content-based online advertising and other online sources to attract consumers to and promote our website and our mobile application, which may be affected by third-party interference beyond our control and, as we grow, our customer acquisition costs will continue to rise.
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
Our investors may not realize any return on their investment in us and may lose some or all of their investment. In addition, stock markets, and the trading of e-commerce companies’ and technology companies’ stocks in particular, have experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner often unrelated to the operating performance of those companies. These fluctuations may be even more pronounced in the trading market for our Class A common stock shortly following the listing of our Class A common stock on Nasdaq as a result of the supply and demand forces described above. It is common for stockholders to institute securities class action litigation following periods of stock volatility. We are currently subject to securities litigation which could divert resources and the attention of management from our business, and materially adversely affect our business, financial condition and results of operations, and we could be subject to additional securities litigation in the future.
Company insiders have the ability to control or significantly influence all matters submitted to stockholders for approval.
Our executive officers, directors, and stockholders party to our stockholders’ agreement entered into in connection with our IPO, in the aggregate, beneficially own over 50% of our outstanding common stock as of October 31, 2022. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
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
Our Amended Charter provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising under the Delaware General Corporation Law, our Amended Charter, or our Amended Bylaws (as either may be amended or restated), and any action asserting a claim against us that is governed by the internal affairs doctrine or as to which the Delaware General Corporation Law confers exclusive jurisdiction on the Court of Chancery of the State of Delaware. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our Amended Charter further provides that the federal district courts of the United States of America are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
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

RENT THE RUNWAY, INC.

Date: December 8, 2022	By:	/s/ Scarlett O’Sullivan
Scarlett O’Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)