Form 10-K
period 2023-01-31
Rent the Runway, Inc.
filed 2023-04-13
CIK 1468327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $204.3 million.

The registrant had outstanding 63,390,727 shares of Class A common stock and 3,078,421 shares of Class B common stock as of April 7, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended January 31, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•We face risks arising from the restructuring of our operations, which could adversely affect our financial condition, results of operations, cash flows, or business reputation.
•We rely heavily on the effective operation of our proprietary technology systems and software, as well as those of our third-party vendors and service providers, for our business to effectively operate and to safeguard confidential information.
•The COVID-19 pandemic has had, and may in the future continue to have, a material adverse impact on our business. Other future pandemics or public health crises may have a similar adverse impact on our business.
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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aims,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, share-based compensation, business strategy and initiatives, sustainability initiatives, business plans, impact from our September 2022 restructuring plan and other cost savings initiatives, product acquisition expectations, our proposed option exchange, impacts from our five-item base subscription offering, market growth and our objectives for future operations.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report for the year ended January 31, 2023. The forward-looking statements in this Annual Report are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

FISCAL YEAR

In this Annual Report on Form 10-K, references to “fiscal year 2023” refer to the fiscal year ending January 31, 2024, references to “fiscal year 2022” refer to the fiscal year ending January 31, 2023, references to “fiscal year 2021” refer to the fiscal year ended January 31, 2022, references to “fiscal year 2020” refer to the fiscal year ended January 31, 2021 and references to “fiscal year 2019” refer to the fiscal year ended January 31, 2020.

Part I
Item 1. Business
Overview
Our mission is to power women to feel their best every day.

Since our founding in November 2009, we have built the world’s first and largest shared designer closet with tens of thousands of styles by hundreds of brand partners. We give customers access to our “unlimited closet” through our subscription offering (“Subscription”) or the ability to rent a-la-carte through our reserve offering (“Reserve”). We also give our subscribers and customers the ability to buy our products through our Resale offering. Our Closet in the Cloud offers a wide assortment of items for every occasion, from evening wear and accessories to ready-to-wear, workwear, denim, casual, maternity, outerwear, blouses, knitwear, loungewear, jewelry, handbags, activewear and ski wear. We have served approximately 3 million lifetime customers across all of our offerings and we had 171,998 total subscribers (active and paused) as of January 31, 2023. We had 126,712 active subscribers as of January 31, 2023 and 141,205 active subscribers as of April 8, 2023. In fiscal year 2022, 86% of our total revenue was generated by subscribers, compared to 84% in fiscal year 2021.

We have created a two-sided discovery engine: customers find new brands they love and brand partners find new customers they need. For customers, we unlock freedom of self-expression through access to our “Unlimited Closet” that has a constantly rotating supply of styles for all occasions, seasons, moods and price points. This leads to deep engagement with our platform as customers discover new brands they love. Brand partners are able to tap into our large, engaged community to discover new customers and get unparalleled data insights. All of this helps them grow their businesses and encourages them to partner more closely with us over time.

When our customers use Rent the Runway, they experience the magic of accessing an “Unlimited Closet” while saving money and time and reducing clothing waste. We deliver significant financial value to customers, with our average subscriber wearing clothes worth more than 20 times what she pays for a monthly RTR Subscription on an annualized basis (more than $40,000 in designer retail value in fiscal year 20221).

Our tremendous selection is enabled by our designer brand partnerships. We source our products directly from our brand partners that include many of the most renowned and relevant names in the fashion industry. The transformative nature of our customer value proposition means our customers are typically younger and different from other audiences our brands are exposed to. According to our June 2021 Rent the Runway Brand Survey, approximately 91% of our brand partners work with us because we introduce them to new, desirable customers and deepen awareness of their brands. Over the last 13 years, we have fostered strong relationships with our brand partners and have experienced extremely limited voluntary attrition. Our Closet in the Cloud connects our deeply engaged customers and our differentiated brand partners on a powerful platform built around our brand, data, logistics and technology advantages.

•Brand Partner Advantage. Our assortment contains thousands of new, current season styles that luxury competitors simultaneously carry - all available for Subscription, Reserve, and/or Resale at much lower prices. We believe our engaged and loyal customer base paired with the data that we offer to our brand partners makes us an essential destination for many of the world’s most important brands. In addition, as of June 2021, 67% of our brand partners believe that RTR is an important part of their business’s sustainability strategy. As we have grown, our commercial relationships with our brand partners have evolved towards more capital efficient forms of rental product acquisition.
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

•Technology and Logistics Advantage. We have developed a proprietary operating system that pairs proprietary software with differentiated infrastructure and hardware. Our expertise in vertically integrated just-in-time reverse logistics and garment science allows us to achieve multi-year monetization on our garments. We have also built a custom front-end platform that supports all of our consumer-facing offerings.

How It Works

We offer customers three ways to access our closet: monthly subscription or “Subscription”, a-la-carte rentals or “Reserve” and purchasing through our Resale offering.

Subscription

Pick a Plan. When customers subscribe, they select from a menu of entry plans. Beginning in March 2023, we added an extra item to each shipment per plan at no extra cost to our subscribers. Each plan now starts with five items, or “spots,” per shipment, and varies based on how often the subscriber wishes to receive new shipments, each a “swap.” Today, our subscribers onboard into plans that offer one, two, three or four shipments per month for $94, $144, $193 or $235 per month, respectively.

Customize. Subscribers can customize their plans to adapt to their changing lifestyles, needs and budgets by adding or removing spots for $27 or $31 per item per month and shipments for $39 - $50 per shipment per month, as they see fit.

Choose Items. After picking a plan, subscribers browse our broad assortment of items to build their first shipment.

Wear, Repeat. When subscribers place an order, we aim to deliver their order within two to three business days of shipping from our fulfillment centers in our reusable garment bags, cleaned and ready to wear.

Subscribers keep items for as long as they would like and may choose to return some or all of their items with each new shipment. When subscribers select the items they want to return on our app, we allow them to immediately start building their next shipment, maximizing their time with items at home. Our subscribers typically visit our app multiple times per week.

Subscribers are asked to give us real-time feedback on the size, fit and quality of the items they rent. The structured data we collect through our “happiness survey” allows us to both improve her experience as well as optimize our garment care and, therefore, our return on investment of the items returned. Once subscribers confirm their new shipment, they can return their items in RTR’s reusable garment bag to the nearest preferred shipping partner location using a prepaid return label. In addition, a majority of our subscribers have the option to return their items via our at-home pickup offering that we introduced in 2021. As of January 31, 2023, our at-home pickup offering served 34 markets and covered 60% of our subscriber base.

Reserve

When customers want to rent items a-la-carte for an upcoming event, they book styles for four or eight days through our Reserve offering. After selecting pieces, they typically select a delivery date one to two days before their event. We provide a free backup size of the customer’s choosing and the option to rent a backup style at a discount. At the end of the four- or eight-day rental period, customers simply return their items in the reusable garment bag using the prepaid shipping label included with their rental. Just like our Subscription offering, we clean and care for items when they are returned.

Resale

In addition to renting, customers also shop pre-loved styles from our closet at a discount to retail price, up to 90% off of designer retail value (which we calculate using original retail and/or comparable value prices). A Subscription is not required for purchase. Our subscribers also have the option to purchase items they already have at home, opening a spot in their next shipment. Prices for our resale items are typically dynamically calculated by our pricing algorithm, which takes in data on rental history, customer trends, and optimizes for lifetime return on investment on each product.

Our Customer Value Proposition

Through our platform, we have helped approximately 3 million lifetime customers discover the transformative power of utilizing our Closet in the Cloud across all of our offerings. Our customer base is diverse and spans age, household income distribution and U.S. geography.

Subscribers are customers who access our Closet in the Cloud via our monthly Subscription offering. The portion of our customers who are subscribers accounted for 86% of our revenue in fiscal year 2022. As of January 31, 2023, we had 126,712 Active Subscribers on Rent the Runway and 171,998 total subscribers including paused subscribers, and during fiscal year 2022, we had 128,586 Average Active Subscribers. Many of our subscribers started as customers in Reserve and Resale and we continue to see activation from Reserve and Resale customers into subscribers for many years.

•Variety and Discovery. With tens of thousands of styles across hundreds of brands in our Closet in the Cloud, Rent the Runway gives customers the ability to always wear something new to them and inspires customers to expand their fashion tastes without risk of buyer’s remorse.
•Value. Rent the Runway makes thousands of designer styles accessible through our Subscription offering for a flat monthly price or through our Reserve offering on a per item basis. We deliver significant financial value to customers, with our average subscriber wearing clothes worth more than 20 times what she pays for a monthly RTR Subscription on an annualized basis.
•Self-Confidence. According to our March 2023 Subscriber Survey, 83% of our subscribers say RTR makes them the most confident version of themselves at work or in social settings. Because there is no commitment to keep an item rented from RTR, we fuel greater self-expression for our customers.
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
•Customer Experience and Community. Our customers are deeply engaged, as evidenced by the 33.1 million customer reviews submitted through January 2023. Our customers use the millions of reviews posted by our community to make smarter choices and feel good about their selections. As our community has grown, Rent the Runway has also benefited from powerful virality and word-of-mouth marketing. 80% of subscribers have shared RTR with at least five people; 43% have shared with over 10 people and 75% of our customers posted themselves wearing Rent the Runway on social media, as indicated by our March 2023 Subscriber Survey.
•Sustainability. Renting on the RTR platform results in net environmental savings across water, energy and carbon emissions when compared to purchasing new garments even when accounting for two-way shipping, cleaning and other operations.2 See “Our ESG (Environmental, Social, and Governance) Impact Strategy” below for additional detail. Our business model aims for customers to substitute purchases with rentals and we have been successful in doing so, as 87% of our subscribers have bought less fast fashion since using RTR3 and 82% buy fewer clothes than they used to prior to joining RTR4.

2 According to the Life Cycle Assessment Study (the “LCA Study”) we commissioned in 2021 with Green Story and SgT, third-party consultants specializing in apparel life cycle assessments.
3 Per our March 2023 Subscriber Survey.
4 Per our November 2022 Subscriber Survey.

Our Unique Brand Partner Approach

We acquire our products through three channels: Wholesale, Share by RTR and Exclusive Designs. The portion of our products sourced through Share by RTR and Exclusive Designs - our more capital-efficient sources - has grown from approximately 26% in fiscal year 2019 to approximately 58% in fiscal year 2022. We procure virtually 100% of our products directly from or in collaboration with brand partners and our business model has been built on shared success with brands. As they deepen their relationship with us, they get access to more data and more customers. Our partnerships with brands have created a significant product and cost advantage. Because we source directly from brands, we can control our assortment and acquire styles in the volumes and sizes we want, we have access to current season items and all of our items are guaranteed authentic without the cost or infrastructure of traditional authentication platforms. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Product Acquisition Strategy.”

Wholesale
Wholesale includes products we acquire directly from our brand partners, typically at a discount to wholesale price based on our scale. We have observed that the original retail prices set by the brands are often at a 2.5x mark-up to the wholesale price. As we continue to expand our selection and grow the share of our assortment acquired from a designer, we benefit from greater discounts on product acquisition. Wholesale represented 42% of our product acquisition in fiscal year 2022.

Share by RTR
Through Share by RTR, we acquire items directly from brand partners on consignment, at zero to low upfront cost and revenue share with our brands each time an item is rented. Brands also pay us a logistics expense for each rental. If a piece is in greater demand, it will drive higher revenue, which could result in brands earning more on the item than if it had been sold through Wholesale, generally subject to a maximum cap. Share by RTR aligns incentives between brands and RTR and alleviates product risk as it is largely a pay-for-performance model. Our Share by RTR arrangements with brands target delivering 75% to 100% of comparable Wholesale cost to the brand in the first year; however there is no minimum commitment other than the upfront payment if applicable. Nearly all Share by RTR deals consummated after September 2020 include a cap on total potential payments to the brand partner. Share by RTR represented 27% of our product acquisition in fiscal year 2022. Increases (or decreases) in the proportion of total items acquired via Share by RTR as well as the usage of Share by RTR items will increase (or decrease) variable expenses recorded in the rental product depreciation and revenue share line item on our consolidated statement of operations.

Exclusive Designs
We leverage our data to create highly desirable Exclusive Designs in collaboration with select brand partners, celebrities and influencers that we manufacture through third-party partners to be more durable and at approximately 50% lower cost than Wholesale. We provide a data blueprint to brands and, based on this data, they design new collections for us that carry their brand name.

In fiscal year 2022, we expanded our third-party production capabilities for our Exclusive Designs, which enables us to obtain black tie and evening wear at lower cost, typically two of the most expensive categories we procure, where the relative savings versus Wholesale cost are significant. We believe that this acquisition channel is an important lever as we reduce our purchases of rental product as a percentage of revenue over time.

Our Exclusive Designs collections enable our brand partners to innovate their businesses and enter into new product lines at reduced cost to them. All of the styles are exclusive to rent on RTR for a period of time, after which brands may monetize these exclusive designs through other channels, typically subject to a royalty fee payment to Rent the Runway, which we have not begun to earn to date. Increases (or decreases) in the proportion of total items acquired via Exclusive Designs as well as the usage of Exclusive Designs items may increase (or decrease) variable expenses recorded in the rental product depreciation and revenue share line item on our consolidated statement of operations. We also have a small number of products bearing our trademarks, which are non-exclusive designs produced by third party partners at a significantly lower average cost than Wholesale to strategically fill assortment gaps, or our owned brands. Exclusive Designs accounted for 31% of our product acquisition in fiscal year 2022.

Our Marketing Strategy

Our brand and deeply engaged consumer base have allowed us to acquire customers efficiently. Since our founding, we have spent less than 10% of total revenue on marketing, and our growth has been mostly organic. Over 80% of our customers over the last 13 years have been acquired organically. As we have scaled, we have seen the value of the Rent the Runway brand grow and increasingly become a significant point of differentiation with consumers and brand partners. We continue to have an opportunity to increase brand awareness and as of January 2023, our unaided brand awareness was 22% among U.S. women ages 18 - 45 with a household income of $50,000 or more, which is an increase of 2% year-over-year compared to fiscal year 2021.

Many of our customers share a love of the Rent the Runway experience and value proposition, which starts conversations both online and offline and leads to word of mouth adoption. Our clothing often becomes a visual billboard and advertisement for our platform. Many women share their Rent the Runway experience on social media and in their personal lives, which helps drive our organic growth and brand awareness. When our customers are wearing RTR and someone compliments them or asks about what they are wearing, 97% of our subscribers share that it’s Rent the Runway as opposed to the designer brand name. According to our March 2023 Subscriber Survey, nearly half of our subscribers have posted themselves wearing RTR on their social media over five times. Renting from us is an inherently social behavior: 76% of our subscribers rent along with a friend or colleague.

The majority of our new customers have historically come to Rent the Runway organically, a trend that continued in fiscal year 2022. We plan to continue to drive organic growth by focusing on social-first, mid-funnel strategies. Our current marketing initiatives are focused on re-engaging lapsed customers, retaining existing customers and growing our base of new customers. Additionally, we are focused on investing in the customer experience, including optimization of our funnel and the Subscription experience, as a way to re-engage and retain subscribers. We also view paid marketing as an important way to supplement our growth. In fiscal year 2022, we increased paid marketing spend and we saw an increase in the proportion of new customers attributed to paid channels. Our paid efforts have included both middle-of-the-funnel prospecting and bottom-of-the-funnel direct response campaigns which also benefit from our top-of-the-funnel brand marketing efforts that drive awareness. To date, our primary channels for paid marketing have been focused on social media marketing, influencers and our brand ambassadors, programmatic directed spend and affiliate marketing.

Our Data Advantage

One of our significant differentiators is the vast amount of quality, actionable data that we are able to collect on our customers and our products. We leverage this data to create benefits for our customers, our brand partners and our business.

We capture thousands of unique data points per subscriber per year and over 20 unique data points per item each time it is rented across four channels including website data, post-wear data, operations data and customer data. We also identify and tag approximately 70 detailed attributes per style. By mapping our interactions with our products’ inherent attributes, we create a strong feedback loop which allows us to optimize the supply of products in ways we believe that would be difficult for traditional retailers to achieve or replicate. This is one of our biggest competitive advantages.

Our differentiated business model enables us to collect substantially more data than others in our space and we use this data to continuously improve the customer experience. Customers learn that providing data enhances their experience on the platform over time, which enables us to collect even more data from them. This flywheel helps propel the exponential growth of our post-wear, customer and operations data. We use our data to create what we believe are the most relevant assortments and personalized experiences for our customers, which in turn helps to drive loyalty. As we learn more about a customer, our personalized features give us greater ability to direct her towards the items that optimize both customer lifetime value and rental product return on investment for us.

Our data advantage benefits brand partners in numerous ways:

•Understanding the Garment Life Cycle: We help partners grow their business through the data we provide. Product longevity data often help our brands increase the life of their garments, which can support their sustainability goals.
•Understanding Customer Demand: As our customers wear (or don’t wear) and review items, we can assess demand due to our robust attribution of products (approximately 70 attributes) paired with customer interaction data. This data highlights growth opportunities for brands as well as areas for improvement.

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
•Lower Cost Product: We leverage our data to create highly desirable Exclusive Designs in collaboration with our brand partners, influencers and celebrities that we manufacture to be more durable at significantly lower cost.
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
•Retention Predictive Model: We leverage a retention predictive model to understand the relative importance of various drivers of loyalty and long-term value, at the single customer level to understand which interventions have the highest probability of improving customer retention. We regularly leverage this data to experiment with different approaches to retain customers based on this model in a targeted and personalized way.
•Computer Vision for Products: For each style in our assortment, we generate an embedding with over 2,000 visual style dimensions using deep learning that capture color, pattern shape, sleeve length, etc. We leverage this data as a feature in our recommender systems, to cluster styles to inform product acquisition and provide product attributes in our product catalog amongst other uses.

Our Technology and Logistics Advantage

We have built a cohesive platform that pairs proprietary and third-party software with differentiated infrastructure and hardware all tailored to the sharing economy of physical goods. Our proprietary software and key integrations with third-parties leverage our vast and unique dataset to optimize key outcomes for RTR.

Proprietary and Third-Party Software and Systems
We have purpose-built technology to support three key areas of our business:

•Customer Facing e-Commerce (including 2-Way e-Commerce)
•Rental Reverse Logistics
•Merchandising & Products Control

Customer Facing e-Commerce (including 2-Way e-commerce)
We have a 2-way relationship with our customers — in that nearly every item is returned and the customer provides feedback. We have built a custom frontend platform that supports Subscription, Reserve and Resale in one cohesive experience for the customer, which allows us to optimize our product offering for the customer based on her needs.
In fiscal year 2022, we made improvements across our technology stack, including completing our migration to the cloud, to enable greater scale, enhanced resiliency and faster site speed. We are focused on continuing to improve the performance of our website and mobile application, including increasing site speed and reliability to improve the customer experience and keep pace with industry standards.

Rental Reverse Logistics
We designed our patented technology to support the processes in our fulfillment centers and ensure that we can process orders efficiently and extend the useful life of our products.

•Garment Science:
◦Cleaning Intelligence: We have over a decade of data and expertise in optimizing the life of a garment by leveraging different cleaning and care methods.
◦Cleaning Automation: Automation supports dynamic sorting of items into as many as 23 different cleaning programs.
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
•RFID: We tag each unit and all reusable garment bags with RFID tags, which increases throughput, reduces cost, improves rental product control and enables new forms of automation. Since launching RFID tags in 2021, hundreds of thousands of scans each day are created by these tags in a fraction of a second, replacing manual barcode scans that took much longer.
•Fulfillment Efficiency: We have automated various parts of the fulfillment process including picking, order consolidation and packing. Our fulfillment engine dynamically prioritizes customer orders based on promised delivery date, transportation departure schedules and available capacity.
•Transportation Innovation: Convenient places to return rentals are an important part of our customer experience. We have invested in an inbound network that allows our customers to return their items via national returns logistics providers and our at-home pickup program.

Merchandising and Product Control
Our proprietary product catalog system is the backbone of our rental product management. A flexible taxonomy supports myriad types of products which goes well beyond women’s fashion, and allows us to ingest and manage items at the SKU level, functionality that does not typically exist in off-the-shelf inventory management systems. This system uses a combination of manual and dynamic image-algorithm-driven attribution to assign product attributes per style, making the ingestion of new styles into the Rent the Runway catalog fast and easy without sacrificing valuable data collection. The catalog serves as the starting point for products at RTR, and drives many areas of the Rent the Runway website and operation including quality control, search, navigation, and filtering. In fiscal year 2022, we completed key foundational work to connect this system into our on-site search and discovery experiences and we are focused on continuing to leverage this system to further improve the customer experience.

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

•Strategic Distribution: We have two fulfillment centers, in Arlington, Texas and Secaucus, New Jersey totaling 540,000 square feet. We have the capacity to store more than two million garments and accessories on multiple floors across our fulfillment centers. We aim to deliver industry leading fulfillment promises with a goal of delivering orders within two to three business days.
•Garment Care Hardware: Our facilities are equipped with a curated set of over 450 pieces of digitally integrated garment care hardware including wet cleaning, dry cleaning and spray cleaning machines; dryers, steam tunnels, pressers, spotting boards, auto-baggers and commercial sewing machines.
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
•Proven Scalability: Our infrastructure is highly scalable and we expect our weekly processing capacity to increase over time. We believe that the process improvements we have made have enabled us to expand our capacity to handle approximately 4x our active subscriber count at the end of fiscal year 2022 in our two current facilities with minimal investment.
•Transportation Management: We partner with a variety of national, regional and local last mile service providers in order to close the loop between our fulfillment centers and our customers. We also offer at-home pickup through local couriers across 34 markets, covering 60% of our subscriber base as of January 31, 2023. Our transportation management system allows us to rate shop across these providers and opt into the best shipping method based upon cost and capacity.

Our 2023 Strategy

Our belief is that we can drive future growth by investing in and improving the customer experience. Unlike traditional e-commerce companies, we are an experience-based company that our subscribers engage with multiple times a week. Our goal is to make customers’ time spent with Rent the Runway as efficient and delightful as possible and to continue to invest in our customer value proposition.

We are focused on three strategic pillars for growth in 2023:

•Inventory She Wants, When She Wants It: Enhancing the availability of the items on our site and increasing the depth of our buys.
•Best in Class Product Discovery: Prioritizing search and discovery features and tools to make finding that perfect item a more efficient, engaging and fun experience.
•Efficient and Easy-to-Use Experience: Providing additional onboarding support for new subscribers and improving the performance of our website, mobile site and mobile application, including increasing site speed and reliability.

We plan to introduce additional features, tools, and enhancements in support of these strategic pillars throughout fiscal year 2023. For example, beginning in March 2023, in support of our customer experience improvement goals, we changed our Subscription programs by adding an extra item to each shipment per plan at no extra cost to our subscribers. This means that our base Subscription programs offer 25% more value for the same price. We believe that there is strategic value in giving her more items in her Subscription, because we have observed from our data and testing that providing an additional item drives higher loyalty and engagement.

Our ESG (Environmental, Social, and Governance) Impact Strategy

We believe that shared access to fashion has the power to curb the negative environmental and social impacts that stem from excess in the fashion industry. Driving positive impact is core to our business model: allowing our customers to buy less and wear more.

Below are key operational updates we made in fiscal year 2022 as part of our business strategy that we believe help drive Rent the Runway’s positive ESG impact:

•We introduced new garment bags, which are made from recycled material and do not require wet cleaning, reducing our water usage. They were designed to be more durable and last longer, which means we expect to manufacture fewer of them and, in turn, believe that we can reduce the carbon footprint associated with their production.
•We expanded our at-home pickup offering, which we believe can reduce the overall carbon emissions associated with our customer returns, as it consolidates the return process.
•We made enhancements to our cleaning processes that result in less wear and tear on our garments and reduce our use of water and cleaning solutions as compared to prior years.

In addition to these operational changes, we have developed an Impact Strategy that is intended to expand and deepen our positive impact while advancing and complementing our business strategy. Below is an update on our progress toward this strategy in fiscal year 2022.

Ambition 1: We will harness the power of our business model to set the standard for sustainable fashion.
Priority	Goal	Notable Progress in Fiscal Year 2022
1. Reduce carbon emissions from our business so that we operate with net zero emissions by 2040.	Displace the need for new production of 500,000 garments by fiscal year end 2026.[5]
We estimate that our business model has displaced the need for new production of 151,523 garments in fiscal year 2022.

Our business model is at the center of how we displace new garment production:
•It encourages customers to rent versus purchasing new, and this results in behavior changes from our customers. 82% of subscribers say they buy fewer clothes than they did prior to joining RTR.
•It improves the longevity of our clothing, driving higher clothing utilization, which directly correlates with how we monetize our products.
•In order to further increase the longevity of our garments, our team of experts performed an estimated 1.1 million repairs in fiscal year 2022 to keep our garments in rentable condition, which we believe drives higher clothing utilization, and in turn directly correlates to how we monetize our products.[6]

Power our owned and operated facilities (offices and warehouses) with 100% renewable electricity by fiscal year end 2026.
Our Scope 1 and Scope 2 greenhouse gas emissions were as follows:
•Scope 1 - 546 tonnes CO2e
•Scope 2 location - 468 tonnes CO2e
•Scope 2 market - 502 tonnes CO2e

Of our Scope 2 emissions:
•Total energy consumed was 1,414 MWh
•Percentage of grid electricity was 100%
•Percentage of renewable energy was 1.82%

While we already source 100% renewable energy for our Ireland office, we continue to assess and monitor options for renewable energy procurement at our U.S. locations to fulfill our goal.[7,8]

Quantify our supply chain emissions (i.e., Scope 3 baseline) by fiscal year end 2024.	We aim to quantify our Scope 3 greenhouse gas emissions baseline by fiscal year end 2024 in line with our goal.

We quantify a small portion of our Scope 3 emissions related to transportation for shipments to and from customers. In February 2022, we launched a carbon offset program and are purchasing carbon offsets to compensate for 100% of the estimated carbon emissions created by shipments to and from customers.
	Sustainably source 50% of key materials - cotton and polyester - we use for Exclusive Designs by fiscal year end 2026.[9]	We actively source sustainable cotton and polyester from our Exclusive Designs suppliers and are building processes to accurately calculate the percentage of sustainable materials sourced.
5 Displacement was calculated by taking the displacement rate for each product category then multiplying by the estimated number of units across all product categories from February 1, 2022 through January 31, 2023. Displacement rates are from our 2021 Life Cycle Assessment and calculated by (Rental Wears – Linear Wears) / Linear Wears, where “Rental Wears” is an estimate of the total amount of wears of RTR garments and “Linear Wears” is an estimate of how many garments would have been bought and worn in the traditional manner (which is not a rental model), had the Rental Wears not taken place.
6 According to our Member Survey conducted in November 2022, 82% of subscribers say they buy fewer clothes than they did prior to joining RTR.
7 RTR commissioned an external third party to perform verification procedures with respect to our Scope 1 and Scope 2 emissions and energy metrics for the reporting period. Details and methodology are available at renttherunway.com/impact.
8 Scope 1 emissions include direct emissions from such things as natural gas and refrigerants used at our facilities. Scope 2 emissions include indirect emissions from the generation of purchased energy for our facilities, such as electricity, heating, and cooling.
9 RTR defines sustainable cotton and polyester as: Cotton - Better Cotton Initiative (BCI), organic and recycled; Polyester - recycled

2. Minimize waste from our business.	Divert 90% of waste from our warehouse operations from landfill by fiscal year end 2026.
Our warehouse operations include general warehouse waste management and product end-of-life management. While we plan to establish a waste baseline for our warehouses in future years so that we can achieve our goal, we continue to drive progress, including:

General Warehouse Waste Management
We continue to partner with a third party, Trex Company, Inc. (“Trex”) to recycle the plastic garment covers that protect our clothing in our warehouses. We encourage customers to send the covers back to us to be recycled when they return their items. In fiscal year 2022, we recycled over 215 tons of plastic through our partnership with Trex.

Product End-of-Life Management
RTR continues to practice responsible end-of-life practices and resells, donates, or recycles with approved third-party organizations all products when they are no longer able to cycle through the Closet in the Cloud. In fiscal year 2022, we recycled 83,000 units of clothing and accessories through our partner organizations.

Eliminate unnecessary plastic in shipments to customers and only utilize reusable, compostable or 100% recyclable content for necessary plastic packaging to customers by fiscal year end 2023. (2023 Update)

Eliminate unnecessary single use plastic packaging in shipments to customers and only utilize reusable, compostable or 100% recycled content for necessary plastic packaging to customers by fiscal year end 2023. (2022 Original Goal)
We aim to fulfill the updated goal by removing plastic hangers in shipments to customers by fiscal year end 2023, pending small changes to our in-bag experience.

We plan to update our packaging in 2023 in order to reduce the amount of plastic included in shipments to customers, while preserving a pleasant in-bag experience for our customers. Given these planned changes, we decided to update our original goal. In addition, we continue to recycle plastic garment covers with Trex, as described above.

Ambition 2: Create a culture and cultivate a community where all people are inspired, empowered and thrive.
Priority	Goal	Notable Progress in Fiscal Year 2022
1. Ensure our workforce remains diverse and for leadership to reflect the population of individual contributors.	Maintain on average 40% representation of racial and ethnic minorities for the U.S. corporate workforce through fiscal year end 2026.[10]
Our representation of U.S. corporate employees identifying as a racial and ethnic minority was 44% as of January 31, 2023. Additionally, as of January 31, 2023:
•44% of our executive team identify as a racial and ethnic minority
•10% of our Board of Directors identify as a racial and ethnic minority

Maintain on average 50% representation of individuals identifying as women and non-binary in the U.S. workforce through fiscal year end 2026.
Our representation of U.S. corporate employees identifying as women and non-binary was 75% as of January 31, 2023. Additionally, as of January 31, 2023:
•67% of our executive team identify as women or non-binary
•60% of our Board of Directors identify as women or non-binary

Double representation of LatinX leadership in the new hire classes at our Secaucus warehouse by fiscal year end 2026.
We continued to take action aimed at improving Black and LatinX representation and belonging across our organization including:
•Ramped up programming from our Employee Resource Groups (ERGs) since their inception in 2021, and are planning to expand ERGs to our warehouses in 2023.
•Introduced our Emerging Leaders Management training program, which includes a focus on fostering belonging within teams.
•Launched our Diversity Launchpad internship program.
•Evolved RTR’s leadership competencies so that they include new themes which highlight diversity, equity and inclusion in the definitions and behavioral indicators of each level.

Double representation of Black and LatinX leadership in new hire classes at our Dallas warehouse by fiscal year end 2026.
2. Use our platform to support and amplify diversity in fashion.
$6 million cumulative spend with Black designers between fiscal year ended 2022 and fiscal year end 2026. (2023 Update)

$10 million cumulative spend with Black designers between fiscal year end 2022 and fiscal year end 2026. (2022 Original Goal)

We estimate that we spent $1.76 million with Black designers and a total of $7.5 million with racial and ethnic minority designers. We estimate that we have invested more than $4.9 million in rental product purchases to support Black-owned businesses since June 2020. We continue to prioritize identifying new Black designers as well as deepen relationships with our existing Black designers.

We estimate that we increased the penetration of racial and ethnic minority designers featured on our platform from 4% of brands in the fall of 2020 to 15% in the fall of 2022.

We decided to update our original goal due to new efficiencies in the way we acquire rental product. Much of our rental product is purchased via a consignment model, which allows us to lower rental product spend while maintaining or increasing our rental product purchases.

Ensure at least 40% representation of racial and ethnic minorities in our marketing materials and imagery by fiscal year end 2026.	In fiscal year 2022 we calculated our baseline for this goal and we estimate that we had 21% representation of racial and ethnic minorities in our marketing materials and imagery.

With the baseline established, our marketing team is focused on building the capabilities necessary to increase this number and achieve our goal over the next four years.

10 Racial and ethnic minorities refers to American Indian or Alaskan Native, Asian, Black or African American, Hispanic/Latino, Native Hawaiian or other Pacific Islander, Middle Eastern or North African, or two or more races. While we recognize that these racial and ethnic categories do not reflect the complexities of an individual's identity nor do they acknowledge the systemic and historical exclusion of these communities, we use these categories for reporting as required by the U.S. Equal Opportunity Commission.

Seasonality
We experience seasonality in our business. For our Subscription rentals, we typically acquire the highest number of subscribers in March through May and September through November, as these are the times customers naturally think about changing over their wardrobes. We generally see a higher rate of subscribers pause in the summer, and in mid-December through the end of January. In the third and fourth fiscal quarters, our Reserve business historically (prior to COVID-19) benefited from increased wedding and holiday events but this seasonality has varied since the onset of COVID-19. In fiscal year 2022, our active subscriber count increased sequentially in the first and third quarters and decreased sequentially in the second and fourth quarters. The third quarter increase and the fourth quarter decrease are generally consistent with more recent historical seasonality. Our second quarter typically sees a moderate increase in active subscriber count compared to the first quarter, except in fiscal year 2022 which saw a significant increase post-Omicron variant in the first quarter and in light of the adverse impact of the price increase of our Subscription programs in April 2022.
Our seasonality trends have seen effects from COVID-19 and the macro environment generally and may continue to do so in the future. For example, subscriber trends and revenue have been impacted by fewer large-scale holiday and special events compared to pre-COVID-19, especially those typically occurring in the third and fourth quarters.

We also experience seasonality in the timing of expenses and capital outlays. Transportation expense, and therefore fulfillment cost, is typically highest in the fourth fiscal quarter, given higher service levels, such as more costly and expedited shipping, and competition during holidays. Our most significant product capital expenditures typically occur in the first fiscal quarter and the third fiscal quarter, when we acquire product for the upcoming fall and spring seasons, which can increase rental product depreciation and revenue share and impact our gross margins. However, the impact on cash is typically dependent on timing of receipt of product.

For additional information, see the section of Part I, Item 1A, “Risk Factors — Risks Relating To Our Business and Industry — Our business is affected by seasonality.”

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

We compete primarily on the basis of brand recognition, customer and brand partner experience, product mix and quality, quality of our e-commerce experiences and services, and price. Additionally, we experience competition for consumer discretionary spending from other product and experiential categories. We believe we are able to compete effectively because there are numerous trends in our favor that support the continued growth and success of online fashion rental. For example, key trends include consumers prioritizing access over ownership, consumers increasingly seeking variety and newness, growth in online shopping, an increasingly female workforce, and consumers valuing sustainability as it relates to fashion choices. See the section of Part I, Item 1A titled “Risk Factors — Risks Relating To Our Business and Industry — The global fashion industry is highly competitive and rapidly changing, and we may not be able to compete effectively.”

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

As of January 31, 2023, we had five issued patents in the United States that expire between 2031 and 2038, no allowed patent applications in the United States, and one patent application (including active PCT applications) pending in the United States and globally. While we believe our patents and patent applications in the aggregate enhance our competitive position, no single patent or patent application is material to us as a whole.

We register our brand names and product names, taglines and logos in the United States to the extent we determine appropriate and cost-effective. As of January 31, 2023, we had a total of 26 registered trademarks in the United States and 60 registered trademarks in non-U.S. jurisdictions, as well as certain pending trademark applications. As of January 31, 2023, we had also registered a total of 12 copyrights. We also register domain names for certain websites that we use in our business, such as www.renttherunway.com, as well as similar variations to protect our brands and marks from cybersquatters.

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

Employees and Human Capital Resources

As of January 31, 2023, we had a total of 880 full-time employees and 135 part-time employees in the United States and Ireland. As of January 31, 2023, our technology team consisted of 182 employees, across engineering, data analytics, IT, product, software quality assurance, user experience and design, including a team of 63 in Galway, Ireland, primarily in engineering and data analytics. None of our employees are represented by a labor union or covered by collective bargaining agreements and we have not experienced any work stoppages.

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
Risks Related to Our Business and Industry
We have grown rapidly in recent years and have limited experience at our current scale of operations and our historical growth rates are not necessarily indicative of our future performance. If we are unable to drive future growth or manage our growth effectively, our brand, company culture, and financial performance may suffer.
We have grown rapidly over the last several years, due in large part to the growth in demand for our Subscription offerings, however, our recent growth rates and financial performance should not necessarily be considered indicative of our future performance. To effectively manage and capitalize on our growth, we must continue to enhance customer experience and attract and retain customers (particularly subscribers), iterate our subscription products, invest in digital consumer innovation, expand our brand awareness and marketing, and upgrade our management information and reverse logistics systems and other processes. Our growth and growth strategies have in the past strained, and could in the future, strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diverse and growing employee base. Failure to scale and preserve our company culture as we grow could also harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
Our growth strategy is focused on continuing to grow, engage, and retain our subscriber and customer base, expanding our brand partner relationships and product assortment, increasing our advertising and other marketing spending, and continuing to invest in our offerings and technology. The majority of our revenue is generated by our subscribers. Our base subscription plans range in price and customers can customize their subscription monthly by purchasing additional slots and shipments. Our subscriptions renew automatically on a monthly basis and subscribers may disable automatic renewal by canceling or pausing their subscription prior to the next month’s bill date. As a result, even though a significant number of subscribers have historically renewed their monthly subscription, there can be no assurance that we will be able to retain a significant portion of subscribers beyond the existing monthly subscription periods. In addition, any limitation or restriction imposed on our ability to bill our subscribers on a recurring basis, whether due to new regulations or otherwise, may significantly lower our subscription retention rate. We also offer our customers the option to rent or buy items via our Reserve offering and Resale offering, respectively. Our subscription plans and offerings do not have demonstrably long track records of success and may not grow as much or as fast as we expect. For example, our active subscriber growth rate slowed year over year as of January 31, 2023. In addition, we presently anticipate our revenue growth rate to slow in fiscal year 2023. If our growth rates continue to decelerate, investors’ perception of our business, financial condition and results of operations may be adversely affected.
The fashion industry is rapidly evolving and our business may not develop as we expect. Overall growth of our revenue will depend on a number of factors, including our ability to:
•change traditional consumer buying habits and normalize clothing subscription, rental and resale;
•price our Subscription, Reserve and Resale offerings so that we are able to attract new customers, and retain and expand our relationships with existing customers;
•ensure that we maintain an adequate depth and breadth of available products to meet customer demand and respond swiftly and appropriately to new and changing styles, trends or desired consumer preferences;
•accurately forecast our revenue and plan our fulfillment, operating expenses and capital expenditures;

•provide customers with a high-quality, seamless user experience and order fulfillment, as well as customer service and support that meets their needs;
•acquire customers into varying levels of subscription programs at different price points;
•improve our website and app performance and successfully identify and acquire, partner or invest in products, technologies, or businesses that we believe could complement or expand our business;
•successfully maintain and grow our relationships with existing and new brand partners, including continuing to maintaining and growing our Share by RTR and Exclusive Design offerings;
•avoid disruptions in acquiring and distributing our products and offerings;
•be efficient in our paid marketing;
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
•effectively manage our costs related to our business and operations; and
•avoid or manage interruptions in our business from information technology downtime, cybersecurity incidents and other factors that could affect our physical and digital infrastructure.
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

•how effectively differentiated our offerings, customer experience and value proposition are from those of our competitors;
•how effectively we market and communicate how to use our Subscription, Reserve and Resale offerings and attract and retain customers;
•our ability to expand and maintain an appealing depth and breadth of our products to meet customer demand;
•the price at which we are able to offer our Subscription, Reserve and Resale offerings;
•the amount, diversity, and quality of brands that we or our competitors offer;
•our ability to acquire products on favorable and efficient terms, including our ability to attract new brand partners and retain existing brand partners in our Share by RTR and Exclusive Design programs;
•the speed and cost at which we can deliver products to our customers and the ease with which they can return our products;
•the effectiveness of our customer service;
•further developing our data science capabilities for brand partners;
•the strength of our brand, including maintaining favorable brand recognition and effectively marketing our services and value proposition to customers;
•the success of our reverse-logistics processes in delivering products in good condition to customers; and
•anticipating and successfully responding to changing apparel trends and consumer shopping preferences.
Many competitors or potential competitors have or may have longer operating histories, greater brand recognition, better user experiences, stronger consumer and supplier relationships, less complicated business models, and significantly greater financial, marketing and other resources. In addition, they may be able to innovate and provide products and services faster and with more selection than we can, including as a result of their vertical integrations that better enables them to acquire market share. Certain fashion rental competitors have lower priced subscription offerings than we do and/or offer more items per shipment. In addition, competitors and potential competitors may be willing to price their products and services more aggressively in order to gain market share and be able to manufacture goods on a more cost-effective basis because they are vertically integrated, producing higher volumes, and/or have stronger relationships with manufacturing partners. In addition, brands set pricing for their own new retail items, which can include promotional discounts that may adversely affect the relative value of rental and/or resale items offered by us, and, in turn, our revenue, results of operations and financial condition. Additional competitors are expanding and may continue to expand into the rental and resale space in which we operate and we remain vulnerable to the marketing power and high level of customer recognition of these larger competitors and to the risk that these competitors or other smaller entrants could attract our customer base.
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
We are subject to variable industry and global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; recession; higher consumer debt levels; inflation; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors due to the COVID-19 pandemic and recent volatile macroeconomic environment and have seen negative impacts on customer demand at varying levels as a result.
Furthermore, increases in consumer discretionary spending tend to fluctuate and may decrease, particularly if there is a recession and/or higher inflation leading to increased price sensitivity. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; wars, terrorism and political tensions; and other major unforeseen events. Although we believe the value proposition of our offering and business model may be strengthened in an inflationary environment where the cost of purchasing clothing and accessories increases, consumer purchases or rental of discretionary items, including the products that we offer, frequently decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.
Additionally, adverse economic changes could reduce consumer confidence, and could thereby negatively affect our operating results. In the event of a prolonged economic downturn or acute recession, significant inflation, or increased supply chain shortages, consumer spending habits could be adversely affected, and we could experience lower than expected revenue, net income, and Adjusted EBITDA. In challenging and uncertain economic environments, we cannot predict the degree of uncertainty, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business. Any of these developments could harm our business, financial condition and results of operations.
Our continued growth depends on our ability to attract new, and retain existing, customers, which may require significant investment in paid marketing channels. If we are unable to cost-effectively grow our customer base, our business, financial condition and results of operations would be harmed.
The growth of our business is dependent upon our ability to continue to grow by cost-effectively adding new customers and retaining existing customers. Historically, a substantial portion of new customer acquisition has originated from organic word-of-mouth and other non-paid referrals. In fiscal year 2022, as we have increased paid marketing spend, we have seen an increase in the proportion of new customers attributed to paid channels. Our current marketing initiatives are focused on re-engaging lapsed and paused customers, retaining existing customers and growing our base of new customers. Although we expect to make significant investments in improving the customer experience going forward, these investments may not result in an increase in customer loyalty or higher customer engagement. As a result, our levels of paid and organic growth may continue to fluctuate and/or overall growth may decline.
Paid marketing is a key part of our growth strategy and we have increased our spending and plan to continue to increase spending and run marketing campaigns to acquire additional subscribers and customers, all of which could impact our customer acquisition costs and overall profitability. We also utilize promotional pricing to attract customers and subscribers who may have heightened price sensitivity and not be willing to pay full price for our offering when the promotion period expires. We may incur marketing expenses significantly in advance of the time we anticipate recognized revenue associated with such expenses. In addition, our paid marketing may not effectively reach potential customers or be cost-effective, changes in regulations or third-party interference could limit the ability of search engines and social media platforms for marketing, potential customers may decide not to rent through our platform or the spend of new customers may not yield the intended return on investment, any of which could negatively affect our results of operations.

In addition, customer preferences may change and customers may not rent through our platform as frequently or spend as much with us. We strive to drive conversion of new subscribers from current and former customers; however, if their behavior changes or they are not satisfied with our offering for any reason, our ability to grow subscribers may be impacted. If we are not able to continue to expand our customer base through cost-effective methods, we may not meet our revenue and profitability goals and our revenue may grow slower than expected or decline, and investors may lose confidence in our business. Relatedly, an inability to attract and retain customers could harm our ability to attract and retain brand partners, who may decide to partner with alternative platforms.
If we fail to retain customers, our business, financial condition, and results of operations would be harmed.
A high proportion of our revenue comes from longer-tenured subscribers. A decrease in the number of customers, their tenures with us, and/or a reduction in the amount customers spend on our offerings could negatively affect our operating results.
Our number of customers and the amounts they spend on our offerings may decline materially or fluctuate as a result of many factors, including, among other things:
•the quality, consumer appeal, price, and reliability of our offerings;
•dissatisfaction with changes we make to our offerings and products;
•the perceived value of our offerings, especially in response to price increases and changes in the macroeconomic environment;
•our ability to quality control the products delivered to our customers and their fit;
•ensuring on-time delivery of orders;
•the ease with which customers can find items they are looking for, including the effectiveness of our search and discovery tools and rental product availability;
•the performance of our website and mobile app, including site speed and reliability;
•a negative customer service experience;
•intense competition in the fashion industry;
•negative publicity that impacts our brand and reputation;
•changes in consumer preferences regarding the use of pre-loved apparel;
•lack of market acceptance of our business model;
•the unpredictable nature of the continued impact of the COVID-19 pandemic or a future outbreak of disease or similar public health concern;
•the failure (or perceived failure) to meet customer expectations regarding our environmental, social and governance (“ESG”), initiatives; and
•changes in efficiency of our historic or current customer acquisition methods.

If existing customers no longer find our offerings and products appealing, appropriately priced or easy to use, or if we are unable to provide high-quality support to customers to help them resolve issues in a timely and acceptable manner, they may stop using our offerings, negative publicity may be generated and word-of-mouth and other referrals may be hampered. For example, in April 2022 we announced a price increase for our subscription plans. Based on performance and additional data in the third and fourth quarters of fiscal year 2022, we believe that the April price increase was a significant negative contributor to subscriber pause and retention levels, and to a lesser extent, subscriber acquisition, in the second quarter of fiscal year 2022, in addition to seasonality and other potential macroeconomic factors. We saw improvement in these trends in the second half of fiscal year 2022; however, these improvements may not be sustained. If our customers no longer perceive our subscription plans as appropriately priced and cancel or pause their subscriptions, our business and financial results could be harmed. We are focused on investing in our customer and delivering even more value to her, including by adding an extra item to each shipment beginning in the first quarter of fiscal year 2023, and emphasizing the value proposition of our offering in our marketing materials; however these or other initiatives to retain customers may not be successful and may require additional costs or lead to unanticipated consequences. Even if our existing customers continue to find our offerings and products appealing and our customer service satisfactory, they may decide to downgrade to a less frequent, lower cost subscription and/or rent fewer items due to price sensitivity and/or changing demand or other reasons. If customers downgrade their subscriptions or make fewer or lower priced rentals, our financial results could be negatively affected.
We have a history of losses, and we may be unable to achieve or sustain profitability.
We had a net loss of $(138.7) million and $(211.8) million for the years ended January 31, 2023 and 2022, respectively, and have in the past had net losses. As of January 31, 2023, we had an accumulated deficit of $(939.9) million. Because we have a short operating history at scale, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to sustain or increase our profitability.
Our ability to generate profit depends on our ability to grow customers and revenue and drive operational efficiencies in our business to generate better margins. In fiscal year 2022, we took significant steps to reduce our operating costs, improve our margins, and make progress towards profitability, which is an important financial goal for us over time. Nevertheless, our efforts may be unsuccessful and we may continue to generate net losses in order to:
•acquire rental product, which impacts rental product depreciation and revenue share expenses;
•fulfill customer orders and provide customer service;
•increase the engagement, enhance retention and improve the experience, of customers;
•drive customer acquisition and brand awareness through marketing and promotional initiatives;
•invest in technology, including to enhance our website and mobile offerings and functionality;
•attract, motivate and retain our employees;
•develop new offerings;
•generally support a larger customer base; and
•invest in our operations, including our logistics fulfillment, capacity and footprint, and other capital expenditures to support the growth in our business.
We may discover unanticipated operating costs or that these initiatives are more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses or realize the operating efficiencies and profitability we anticipate. We also expect to face greater compliance costs over time associated with the increased scope of our business and being a public company. If we are not able to adequately increase revenue or manage operating costs or due to other factors outside of our control, we may continue to incur net losses and not be able to achieve or sustain profitability in the near term or at all. If we are unable to achieve or sustain profitability, the value of our business and the trading price of our Class A common stock may be negatively impacted.

If we fail to anticipate and respond successfully to new and changing fashion trends and consumer preferences, our business could be harmed.
Our success is, in large part, dependent upon our ability to identify fashion trends, predict and gauge the tastes of our customers, and provide availability of items and a service that satisfies customer demand in a timely manner. However, lead times for many of our purchasing and design decisions may make it difficult for us to respond rapidly to new or changing apparel trends or customer acceptance of products chosen by us. We generally enter into contracts with our designer brand partners in advance of anticipated rentals and typically before apparel trends are confirmed by customer rentals.
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
We currently rely on several third-party national and regional shipping vendors for our outbound and inbound logistics. A substantial portion of our shipments to and from customers are currently conducted through a single vendor; however, we continue to focus on optimizing our provider network based on customer experience and cost and we cannot predict how changes and transitions may impact our costs and our customer sentiment and satisfaction.
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

In addition to offering the ability to return products by dropping off items with third-party shipping vendors, we now offer at-home pickup for customers located in 34 markets to return their orders as of January 31, 2023. We believe at-home pickup is more convenient for many customers and is more cost-effective for us. Although we have had positive customer feedback and adoption to date, at-home pickup is a new offering and may not be successful over the long-term. In the event that we do not successfully and cost-effectively manage at-home pickup logistics, it will make it more difficult for us to satisfy our customers and efficiently manage shipping costs, which will negatively affect our brand, financial condition and results of operations.
If we are unable to accurately forecast customer demand, acquire and manage our products effectively and plan for future expenses, our operating results could be adversely affected.
We are vulnerable to demand and pricing shifts and to suboptimal selection and timing of product purchases. We obtain substantially all of our products directly from hundreds of brand partners through three key ways: 1) Wholesale, 2) Share by RTR, and 3) Exclusive Designs. For our business to be successful and have sufficient product to meet consumer demand, our brand and manufacturing partners must be willing and able to provide us with products in specific quantities and styles of sufficient quality, in compliance with regulatory requirements, at acceptable costs and on a timely basis. We typically do not enter into long-term contracts with our brand and manufacturing partners and, as such, we operate without significant contractual assurances of continued supply, pricing or access to products. Although we believe we have had limited voluntary attrition of brand partners to date, a brand partner could choose to no longer work with us or provide less favorable terms for a variety of reasons, including current market and supply chain conditions. In addition, some of our brand partners may not have the capacity to supply us with sufficient products to keep pace with our growth plans, especially if we plan to demand significantly greater amounts of products. In such cases, our ability to pursue our growth strategy will depend in part upon our ability to expand capacity with existing brand partners or develop new brand partner relationships.
We have been focused on expanding our relationships with brand partners and continuing to work to increase the proportion of our products procured under Exclusive Designs arrangements, which reduces our purchases of rental product. For our Exclusive Designs, RTR generally sources the materials and relies upon third-party manufacturing partners to produce products. For Wholesale and Share by RTR items, entering into contracts in advance of a particular season requires brand partners to agree to incur costs related to sourcing and manufacturing products before we have paid for them, which requires the brand partners to continue to trust us. If we were viewed as less financially viable, we may receive less favorable terms and conditions from our brand partners, including requiring upfront payments or other demonstrations of credit. The cash flow benefits we currently experience from our brand partners’ willingness to revenue share could be adversely affected if revenue share terms change or if brand partners no longer wish to revenue share due to (1) lack of trust in us, (2) lack of revenue earned in comparison to the projections we provided, or (3) their inability to continue to spread their earnings out over the time period that the products are earning revenue on our website, among other reasons. For our Exclusive Design arrangements, we must continue to increase the number of brand partners with whom we work, design an assortment of styles that meet customer demand, maintain and enhance our third-party manufacturing capabilities and partners and ensure the products manufactured meets brand partners’, customers’ and our quality standards. Our ability to obtain a sufficient selection or volume of products on a timely basis at competitive prices could suffer as a result of any deterioration or change in our partner relationships or events that adversely affect them and, in turn, could have a material adverse effect on our business.

We also procure and manufacture products outside of the United States. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, limitations in factory capacity, the imposition of additional import or trade restrictions, including legal or economic restrictions on overseas brand partners’ or manufacturers’ ability to produce and deliver products, increased custom duties and tariffs, unforeseen delays in customs, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, foreign government regulations, political instability and economic uncertainties in the countries from which we or our brand partners source our products. Future extended disruptions in travel may limit our ability to source products in-person, which may lead to suboptimal products and harm our business. For the next several quarters, we anticipate facing, and having to address challenges relating to, economic uncertainty and trends that may also impact our business operations, including transportation efficiencies. Additionally, oil supply disruptions related to Russia’s invasion of Ukraine have led and could continue to lead to increased fuel and shipping prices. Further, certain trade restrictions related to the Xinjiang region of China that impose a ban on virtually all imports from that region could affect the sourcing and availability of raw materials, such as cotton, used in the manufacturing of certain products and lead to our products and materials and those of our brand and/or manufacturing partners being held for inspection by the United States Customs & Border Patrol and delayed or rejected for entry, which could adversely impact the customer experience and our business. In addition, negative press or consumer sentiment about internationally sourced products may lead to reduced demand for our products. These and other issues affecting our international brand partners, manufacturers or internationally sourced products could have a material adverse effect on our business, financial condition, and results of operations.
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
Maintaining and enhancing our appeal and reputation as a stylish, revolutionary and trusted brand is critical to attracting and retaining customers and brand partners. The successful promotion of our brand and awareness of our offerings and products depends on a number of factors, including our marketing efforts, ability to continue to develop our offerings and products, the quality and appeal of our products, and ability to successfully differentiate our offerings from competitive offerings. We expect to invest substantial resources to promote and maintain our brand, but there is no guarantee that our brand development strategies will enhance the recognition of our brand or lead to increased customer acquisition and sales. The strength of our brand depends largely on our ability to provide a compelling customer value proposition for our rental and resale offerings and continued customer engagement and word of mouth organic marketing. Our efforts to improve our customer experience may not be successful. In addition, brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in promoting and maintaining our brand and reputation.
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

If we fail to maintain, protect, and enhance our brand successfully or to maintain and grow loyalty among customers, or if we incur substantial expenses in unsuccessful attempts to maintain, protect, and enhance our brand, we may fail to attract or increase the engagement of customers, and our business, financial condition, and operating results may suffer.
If we are not able to improve our website and mobile app performance, keep pace with technological changes, enhance our current offerings, and develop new offerings to respond to the changing needs of partners and customers, our business, financial performance, and growth may be harmed.
Our industry is characterized by rapidly changing technology, new service and product introductions, and changing customer demands and preferences, and we are not able to predict the effect of these changes on our business. For example, we are currently focused on improving the performance of our website and mobile application for our customers, including increasing site speed and reliability; however, our efforts may be unsuccessful. The technologies that we currently use to support our business platform may become inadequate or obsolete, and the cost of incorporating new technologies into our offerings and services may be substantial. Any failure by us to adequately integrate technological developments in our approach to data management could harm our ability to leverage data, including customer data, collected through our technology and our systems, which could have a negative effect on our business. If we are unable to adequately utilize our data in support of our operations due technical or other limitations, our ability to drive leverage in operational efficiencies and to attract new customers and retain existing customers could be impaired. In addition, if we are unable to successfully leverage new technology to automate and otherwise drive efficiencies in our operations, our business, results of operations and financial condition could be harmed.
Our partners and customers may not be satisfied with our technological or other platform enhancements or new offerings or may perceive that these offerings do not respond to their needs or create value for them. Our customers may also be dissatisfied with the product mix we currently offer or will offer in the future.
Additionally, as we invest in and experiment with new offerings or changes to our platform, our partners and customers may find these changes to be disruptive and may perceive them negatively. For example, in 2021, we phased out our “unlimited swaps” subscription plan and shifted to our current subscription plans with different price points based on usage. In addition, our at-home pickup offering offers customers in certain markets a new way to return their items without going to a physical drop off location. In March 2023, we changed our subscription programs to provide customers with one additional item per shipment at no extra charge, which is intended to provide more value to our customers and increase retention. These new plans and offerings do not have demonstrably long track records of success for us and could result in higher fulfillment costs and lower gross margins, higher product spend, and/or other unforeseen impacts on the business. In addition, developing new offerings and services is complex, and the timetable for their public launch is difficult to predict and may vary from our historical experience. As a result, the introduction of new offerings may occur after anticipated release dates, or they may be introduced as pilot programs, which may not be continued for various reasons. In addition, new offerings may not be successful due to defects or errors, negative publicity, or our failure to market them effectively. New offerings may not drive revenue growth, customer acquisition or retention, may require substantial investment and planning, and may bring us more directly into competition with companies that are better established or have greater resources than we do. If we do not continue to cost-effectively develop new offerings that satisfy our brand partners and customers, then our competitive position and growth prospects may be harmed. In addition, changes to subscription plans or new offerings may have lower margins than we anticipate or than existing offerings, and our revenue from new offerings may not be enough to offset the cost of developing and maintaining them, which could adversely affect our business, financial performance, and growth.

We rely heavily on the effective operation of our proprietary technology systems and software, as well as those of our third-party vendors and service providers, for our business to effectively operate and to safeguard confidential information.
We rely heavily on the Internet, in-house proprietary technology, third-party software and infrastructure, and customized off-the-shelf technology solutions across our business (collectively, our “IT Systems”). Our ability to effectively manage all areas of our business, particularly our product management and fulfillment operations, depends significantly on the reliability and capacity of these systems. We are critically dependent on the integrity, connectivity, security and consistent operations of our IT Systems, which are highly dependent on coordination of our internal business, operations, product and engineering teams. For example, in September 2019, we experienced a software outage at our Secaucus, New Jersey facility, during which we were unable to fulfill thousands of Reserve and Subscription orders on a timely basis and made the decision to stop taking new orders until the issue was adequately resolved. We also experienced significant negative customer reviews and negative press as a result of the outage, which we believe damaged our customer relationships, reputation and brand. The outage also resulted in substantial financial losses and increased costs largely due to: lost revenues, customer refunds, credits, promotions and/or related payments, and incremental labor and shipping costs. Our insurance policy covered a substantial portion of these losses but not all of them. While we have taken remediation measures in response to the outage, similar outages or other disruptions may occur in the future, which could harm our ability to meet customer expectations, fulfill orders, manage our products, and achieve our objectives for operating efficiencies and profitability.
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
Our ability to effectively manage our business, particularly our product management, order and fulfillment operations, depends significantly on the reliability and capacity of the Internet and our IT Systems. We also collect, process and store sensitive and confidential information, including our proprietary business information and information regarding our customers, employees, suppliers and business partners, including personally identifiable information. The secure processing, maintenance and transmission of this information is critical to our operations. Our IT Systems and those of our service providers and business partners may be subject to damage or interruption from cyber attacks, power outages or damages, telecommunications problems, data corruption, software errors, network failures, acts of war or terrorist attacks, fire, flood and natural disasters. Our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to identify, detect, prevent, or recover from data corruption or loss or long-term network or operational outages. In addition, we may have to upgrade our existing IT Systems or choose to incorporate new technology systems from time to time in order for such systems to support the increasing needs of our expanding business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations.

Despite various security measures that have been implemented, our IT Systems and those of our third-party service providers and business partners are vulnerable to security incidents, attacks by hackers, acts of vandalism, malware, social engineering, denial or degradation of service attacks, computer viruses, software bugs or vulnerabilities, supply chain attacks, phishing attacks, ransomware attacks, misplaced or lost data, human errors, malicious insiders or other similar events. If unauthorized parties gain access to our IT Systems or information, or those of our third-party service providers or business partners, they may be able to steal, publish, sell, delete, use inappropriately or modify private and sensitive information including credit card information and personally identifiable information or proprietary business information, any or all of which could harm our business, financial condition and results of operations. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack it may be necessary to make extortion payments, but we may be unable to do so if applicable laws or governmental pressure prohibit or prevent such payments. In addition, employees may intentionally or inadvertently cause data or security incidents that result in unauthorized release of personal or confidential information. Because the techniques used to circumvent security systems change frequently, are becoming increasingly sophisticated, are designed to evade detection and remove forensic evidence, are often not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to timely or effectively anticipate, detect or recover from cyberattacks or security incidents in the future.
Certain of the aforementioned types of cyberattacks and security incidents have occurred in the past, and may occur in the future, resulting in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of sensitive, proprietary and confidential information. For example, although no sensitive information was affected, our platform has been the subject of phishing attempts, credential stuffing attacks (i.e., email addresses and passwords involved in security incidents reported by other companies have been used to attempt to gain unauthorized access to our platform) and brute force attacks (i.e., attempts to try different username and password credentials to gain access to our platform). In addition, company-issued laptops or other devices have been, and may in the future be, lost, stolen, or infected with malware. The security measures we employ to prevent, detect, and mitigate potential harm to our users from the theft of or misuse of user credentials on our network may not be effective in every instance.
We rely on a number of third-party providers of products and services to operate our critical internal and external operations, such as the processing of confidential and personally identifiable information. Examples of third parties include, but are not limited to, our shipping partners, human resources information system, payment processor, and various IT Systems providers. These service providers may not have adequate security measures and could experience a security incident that compromises the confidentiality, integrity, or availability of the IT Systems they operate for us or the information they process on our behalf and may not be able to contain or recover from such incidents or to notify us in a timely manner. Moreover, we or our third-party service providers may be more vulnerable to such attacks in remote or hybrid work environments, which have increased in response to the COVID-19 pandemic. Any cyberattack, security incident, or material disruption or slowdown affecting our IT Systems or those of our third-party service providers or business partners, could have a material adverse effect on our business, financial condition, and results of operations.
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
As an e-commerce business, we encounter risks and difficulties frequently experienced by businesses with significant internet operations. The successful operation of our business as well as our ability to provide a positive customer experience that will generate Subscription, Reserve rental and Resale orders depend on efficient and uninterrupted e-commerce order-taking and fulfillment operations. If we are unable to allow real-time and accurate visibility to product availability when customers are ready to order, quickly and efficiently fulfill our customers’ orders using the fulfillment and payment methods they demand, provide a convenient and consistent experience for our customers regardless of the ultimate channel or effectively manage our online sales, our ability to compete and our results of operations could be adversely affected. We have two fulfillment centers in Arlington, Texas and Secaucus, New Jersey that we depend on for our fulfillment operations. We currently lease these facilities. We cannot guarantee that we will be able to renew or negotiate new leases on terms acceptable to us or at all. If we are unable to secure such leases, or if we can only secure such leases on economic terms that are less than optimal for us, it may materially adversely impact our results of operations.
Risks associated with our e-commerce business include:
•our ability to provide a delightful and effective search and discovery experience for our customers;
•our failure to successfully execute planned enhancements to our website and mobile application performance to improve site speed and reliability in order to keep pace with industry standards and meet customer expectations;
•uncertainties associated with our website and mobile application, including changes in required technology interfaces, website downtime and other technical failures, anticipated or unanticipated costs and technical issues, our ability to upgrade systems software successfully, inadequate system capacity, computer viruses, human error, and/or security incidents;
•disruptions in internet service or power outages;
•reliance on third parties for computer hardware and software, as well as delivery of products to our customers;
•rapid technology changes;
•credit or debit card fraud and other payment processing related issues;
•changes in applicable federal, state and international regulations;
•legal claims related to our e-commerce operations and fulfillment, including liability for online content;
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
In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, checkout and payment options, creative user interfaces, virtual and augmented reality and other e-commerce marketing tools such as paid search and mobile applications, among others, which may increase our costs and which may not increase sales or attract customers. Our competitors, some of whom have greater resources than we do, may also be able to benefit from changes in e-commerce technologies or adapt better than us, which could harm our competitive position.

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
•the timing and success of product launches, including pricing changes, new services and features we may introduce;
•the success of our marketing and promotional efforts;
•adverse economic and market conditions and other adverse global events that negatively impact commerce and consumer behavior and that could lead to inflationary pressures and supply chain disruptions;
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
The impact of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, period-over-period comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance. Fluctuations in our operating results and key metrics may cause our results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our Class A common stock to decline.
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
Any failure by us to meet our Impact Strategy goals or a loss of confidence on the part of customers, investors, employees, brand partners, and other stakeholders as it relates to our ESG initiatives could negatively impact our brand, the demand for our offerings, our financial condition, results of operations and prospects. These impacts could be difficult and costly to overcome, even if such concerns were based on inaccurate or misleading information. In addition, achieving our Impact Strategy goals may result in increased costs in our supply chain, fulfillment, and/or corporate business operations, and could deviate from our initial estimates and have a material adverse effect on our business and financial condition. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, we may lose potential or current customers, we may be unable to recruit and retain employees effectively, and potential or current investors may elect to invest with our competitors instead.

Voluntary or required standards and research regarding environmental, social, and governance initiatives could change and become more onerous for both for us and our third-party suppliers and vendors to meet successfully. Evolving data and research could undermine or refute our current claims and beliefs that we have made in reliance on current research, which could also result in costs, a decrease in revenue, and negative market perception that could have a material adverse effect on our business and financial condition. Alternatively, if we are unable to satisfy such new criteria, investors may conclude that our policies or actions with respect to corporate responsibility are inadequate. We risk damage to our brand and reputation in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.

A variety of organizations measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, the company’s efforts and impacts on climate change and human rights, ethics and compliance with law and the role of the Company’s board of directors in supervising ESG issues. Unfavorable ESG ratings could lead to negative investor sentiment toward us and/or our industry, which could have a negative impact on our access to and costs of capital. In light of investors’ and other stakeholders’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet our stakeholders’ or society’s ESG expectations or achieve our ESG goals and financial goals.

We rely on the experience and expertise of our Co-Founder and Chief Executive Officer, senior management team, key technical and strategic employees and hourly personnel.
We believe that our success and future growth depend largely upon the continued services of our senior management team, including our Co-Founder, Chief Executive Officer and Chair, Jennifer Y. Hyman. From time to time, there may be changes in our executive management team resulting from the hiring or departure of these executives. Our executive officers are employed on an at-will basis, which means they may terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business. We do not maintain key man life insurance with respect to any member of management or other employee.

In addition, our future success will depend upon our ability to attract and retain employees, particularly for key roles, such as engineering and technology (including data science and analytics), brand, marketing, buying and planning, and logistics, as well as hourly fulfillment workers and customer service agents. Such efforts have required, and are expected to continue to require significant time, expense, and attention as there is intense competition for such individuals, particularly in New York City, Galway, New Jersey and Texas, and new hires require significant training and time before they achieve full productivity. We may be unable to maintain competitive wage and salary levels, which are likely to increase further due to inflation and potential minimum wage increases, which could increase attrition and make recruiting more difficult. Alternatively, we may be required to increase current compensation levels to attract and retain employees, which could negatively impact our profitability goals. In addition, prospective and existing employees often consider the value of the equity awards they may receive in connection with their employment and our stock price has declined significantly since our 2021 IPO. If the perceived value of our equity awards is inadequate or experiences significant volatility, it may adversely affect our ability to recruit and retain key employees. In April 2023, we announced a proposed option exchange designed to incentivize and retain employees, directors and other service providers by providing the ability to exchange outstanding stock options for RSUs. This option exchange may not be approved by stockholders or we may change our plans, and it may cause us to incur significant and unexpected costs. In addition, the option exchange may not have the intended incentivization and retention benefits. Additionally, our September 2022 restructuring plan has made and in the future may continue to make it more difficult to attract and retain employees for key roles.
Our corporate employees primarily worked remotely from March 2020 to April 2022. Since then, we have reopened our offices and moved to a hybrid working model for New York City and Galway, in which employees were asked to be in the office two days per week in 2022 and three days per week starting in March 2023. If the hybrid model is not aligned with our employees’ preferences, it may adversely affect our ability to recruit and retain employees. In addition, the hybrid model may negatively impact our company culture, collaboration and productivity.
We have experienced in the past, and may in the future experience, voluntary attrition at significant rates for various reasons, including challenging labor market conditions such as rising wages, and a decreased level of workforce participation. If we are unable to attract and retain qualified employees in a timely fashion, particularly for the key roles described above, our ability to achieve our strategic objectives will be adversely impacted, and our business and future growth prospects will be harmed.
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
We believe that our company culture has been critical to our success. Our company culture stands for being entrepreneurial, passionate, kind and positive. Our ability to continue to cultivate and maintain this culture is essential to our growth and continued success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:
•our September 2022 restructuring plan, which negatively impacted morale for some employees and our efforts to boost morale may not be successful;
•failure to identify, attract, reward, and retain employees who share and further our culture, values, and mission;
•the increasing size, complexity and geographic diversity of our workforce, and our ability to promote a uniform and consistent culture across all our offices and employees;

•the employee and market perception of our ESG efforts, which may impact employee morale and recruiting efforts;
•competitive pressures to move in directions that may divert us from our mission, vision, and values;
•our hybrid working model for corporate employees in New York City and Galway and the remote working model for customer service employees;
•the continued challenges of a rapidly-evolving industry; and
•the increasing need to develop expertise in new areas of business that affect us.
In particular, Diversity, Equity and Inclusion is a strategic imperative for us. We are focused on driving inclusiveness, innovation and stronger business results by attracting a diverse talent pool and continuing to foster an inclusive work environment for all our employees. Although we have adopted policies to promote compliance with laws and regulations as well as to foster a respectful workplace for all employees, our employees may fail to abide by these policies. In addition to damaging our reputation, actual or alleged misconduct could tarnish our culture and reputation, result in negative publicity, affect the confidence of our stockholders, regulators and other parties and could have a material adverse effect on our business, financial condition and operating results.
Material changes in the pricing practices of our brand and manufacturing partners and/or the costs of raw materials could negatively impact our profitability.
Our brand and manufacturing partners may increase their pricing if raw materials, labor, or other costs become more expensive or subject to other pricing pressures. The inputs used to manufacture products are subject to availability constraints and price volatility. In addition, our brand partners may pass the increase in sourcing costs to us through price increases, thereby impacting our margins. For example, if our manufacturing partners increase their costs, our Exclusive Designs may not be as cost-effective to produce, which could negatively impact our ability to meet our financial goals. The fabrics used in our products are made of raw materials including petroleum-based products and cotton. Significant price fluctuations or shortages in petroleum, cotton, or other raw materials could significantly increase our cost of revenue and the cost associated with procuring products via Exclusive Designs. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used in the manufacture of the products we offer, such as due to restrictions on Xinjiang cotton, we and/or our partners might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, disruptions in the supply chain as a result of the COVID-19 pandemic and the current inflationary environment increased raw material costs, impacting pricing of our products, and caused shipping delays for certain of our products.
Our business is affected by seasonality.
Our business is subject to seasonal fluctuations. For our Subscription rentals, we typically acquire the highest number of subscribers in March through May and September through November, as these are the times customers naturally think about changing over their wardrobes. We generally see a higher rate of subscribers pause in the summer, and in mid-December through the end of January. In the third and fourth fiscal quarters, our Reserve business historically (prior to COVID-19) benefited from increased wedding and holiday events but this seasonality has varied since the onset of COVID-19. Adverse events, such as higher unemployment, inflation, deteriorating economic conditions, or fewer large-scale holiday and special events, can deter consumers from shopping and renting. Any significant decrease in customers or revenue during periods of high seasonal acquisition could have a disproportionately large impact on our operating results and financial condition for that year. Any factors that harm our operating results during these periods, including disruptions in our brand partners’ supply chains or unfavorable economic conditions could have a disproportionate effect on our results of operations for our entire fiscal year.

We also experience seasonality in the timing of expenses and capital outlays. In anticipation of increased rental activity during seasonal peaks, we typically incur significant expenses, such as rental product capital expenditures. We may also incur expenses for additional marketing and/or additional staffing in our customer support operations. In addition, we typically experience an increase in our shipping costs during peak seasons, such as around the holidays. In the future, our seasonal subscriber or revenue patterns may become more pronounced or may change, may strain our personnel and operational activities, and may cause a shortfall in revenue as compared with expenses in a given period, which could substantially harm our business, financial condition and results of operations.
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
We may require additional capital to support the growth of our business and satisfy our debt obligations, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity and debt financings and revenue generated from our offerings. Our goal is to be a profitable company; however, we cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We also intend to continue to make investments to develop and grow our business. For example, in the future, we may need additional funding to satisfy our debt obligations, to obtain rental products, for marketing, and for headcount or other operating expenses and capital expenditures, to develop new features or enhance our offerings, to improve our operating infrastructure, and/or to acquire complementary businesses and technologies. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to support our business growth, and respond to business challenges could be significantly impaired, and our business may be adversely affected. Additionally, in recent months, there has been volatility in and disruptions to the global economy, including the equity and debt financial markets. Such weakness and volatility in capital markets and the economy in general could limit our access to capital markets and increase our costs of borrowing.

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

We maintain the majority of our cash and cash equivalents in accounts with major U.S. and international financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Our level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfill our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs.
As of January 31, 2023, we had $272.5 million aggregate principal amount of borrowings under a credit facility with Double Helix Pte Ltd. as administrative agent for Temasek Holdings (as currently in effect, the “2022 Amended Temasek Facility”). The 2022 Amended Temasek Facility matures in October 2026. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot provide assurance that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See “Note 8 —Long-Term Debt” in the Notes to Consolidated Financial Statements for more information on our indebtedness.
Our 2022 Amended Temasek Facility contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our business, financial condition and results of operations.
The terms of our 2022 Amended Temasek Facility include a number of covenants that limit our ability to (subject to negotiated exceptions), among other things, incur additional indebtedness, incur liens on assets, enter into agreements related to mergers and acquisitions, dispose of assets or pay dividends and make distributions. Additionally, the 2022 Amended Temasek Facility includes a minimum liquidity maintenance covenant of $50.0 million. The terms of our 2022 Amended Temasek Facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies which are not subject to such restrictions.
A failure by us to comply with the covenants specified in the 2022 Amended Temasek Facility could result in an event of default under the agreement, which would give the lender the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under the Credit Agreement were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could adversely affect our business, financial condition and results of operations.
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
In connection with the preparation of our consolidated financial statements as of January 31, 2021, we identified material weaknesses in our internal control over financial reporting, as described below. As of January 31, 2023, these material weaknesses were still in the process of being remediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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

We have performed extensive work with personnel responsible for the design and operating effectiveness of internal control over financial reporting in our efforts to ensure that appropriate evidence is maintained. We are continuing to implement comprehensive access control protocols for our enterprise resource planning environment in order to implement restrictions on user and privileged access to certain applications, establishing additional controls over segregation of duties and the preparation and review of journal entries, implementing controls to review the activities for those users who have privileged access and program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts.
In addition to the material weaknesses in internal control over financial reporting identified in connection with the audit of our financial statements as of and for the fiscal year 2020, subsequent testing by us or our independent registered public accounting firm may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. During the evaluation and testing process of our internal controls, if we identify additional material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot provide assurance that there will not be additional material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if we or our independent registered public accounting firm determines we have additional material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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
•the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more;
•the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and
•the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates.
The COVID-19 pandemic has had, and may in the future continue to have, a material adverse impact on our business. Other future pandemics or public health crises may have a similar adverse impact on our business.
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
In fiscal years 2021 and 2022, our operating and financial results continued to be impacted by the COVID-19 pandemic, including the Omicron variant.
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

Future pandemics or public health crises may have similar adverse effects on our business. Although we anticipate that our operating results in future fiscal years will begin to reflect a more normal operating environment, the current economic and public health climate has created a high degree of uncertainty and there is no assurance that our scale, number of customers and revenue will return to or surpass pre-pandemic levels for a sustained period of time. As such, we continue to closely monitor this global health crisis and will continue to reassess our strategy and operational structure on a regular, ongoing basis as the situation evolves. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more details on the impact of the COVID-19 pandemic.

Strategic investments, partnerships, alliances, or acquisitions could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.
Our success depends, in part, on our ability to expand our services and grow our business in response to changing technologies, customer demands, and competitive pressures. We may choose to expand our services and grow our business by entering into partnerships or alliances with third parties rather than through internal development or through the acquisition of complementary businesses and technologies. The identification of suitable alliance partners or acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified transactions. In addition, if we pursue and complete an acquisition, we may not be able to successfully integrate the acquired business. The risks we face in connection with partnerships and acquisitions include:
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
We use third-party open-source software in connection with the development and deployment of our software applications and will likely use third-party open-source software in the future. Some open-source licenses require that source code that is developed using open-source software be made available to the public at no cost and that any modifications or derivative works to certain open-source software continue to be licensed under open-source licenses, which in some circumstances could include valuable proprietary code. In some circumstances this could require valuable proprietary code to be made available as open-source software, and may also prohibit charging fees to licensees. While we employ practices designed to monitor our compliance with the licenses of open-source software and try to ensure that we do not use any of the open-source software in a manner that would require us to disclose our proprietary source code or preclude us from charging fees, we cannot guarantee that we will be successful. We cannot guarantee that all open-source software is reviewed prior to use in our platform, or that our developers have not incorporated (and will not in the future incorporate) open-source software into our products and offerings without our knowledge. Furthermore, there are an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. As a result, there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products and offerings. If we were to receive a claim of non-compliance with the terms of any of our open-source licenses, we may be required purchase a costly license, to publicly release certain portions of our proprietary source code, limit or prohibit our use of some or all of our software, or expend substantial time and resources to re-engineer some or all of our software. We could also be precluded from charging fees for third-party use of our proprietary code.
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
We collect, process, store, and use a wide variety of data from current and prospective customers, including personal information, such as home addresses, credit card numbers (through our payment processor) and geolocation. These activities are regulated by a variety of federal, state, local, and foreign data privacy, data security, data protection and consumer protection laws and regulations, as well as industry standards and guidelines, which have become increasingly stringent in recent years. We have in the past and may continue to be subject to allegations that we have violated one or more of these laws.
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
Further, the CCPA took effect on January 1, 2020. The CCPA gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive detailed information about how their personal information is used and shared. The CCPA also created restrictions on “sales” of personal information that allow California residents to opt-out of certain sharing of their personal information and may restrict the use of cookies and similar technologies for advertising purposes, and could cause us to incur additional CCPA compliance costs or create adverse effects as a result of its restrictions. The CCPA provides for civil penalties for violations, and creates a private right of action for data security incidents that is expected to increase data security-related litigation. Additionally, the California Privacy Rights Act (the “CPRA”) largely took effect on January 1, 2023. The CPRA restricts the use of cross-context behavioral advertising techniques on which our products and offerings may rely on in the future; expands requirements on businesses that “sell” personal information under the CCPA to businesses like ours that “share” it; requires all businesses with any California employees to limit uses of employee data; establish restrictions on the retention of personal information; expands the types of data security incidents subject to the private right of action; and establishes the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. We expect to continue to invest in compliance initiatives and potentially implement business process changes to support our compliance efforts. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (the “CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. Some observers have noted that the CCPA, CPRA, and CDPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.
In addition, the Telephone Consumer Protection Act (the “TCPA”), imposes significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior consent of the person being contacted. We use text messages frequently to communicate with our customers. Efforts to comply with the TCPA do not prevent third-party claims that we have violated the TCPA from being brought, and such claims could be costly to litigate, and if successful, expose us to substantial statutory damages. The Controlling the Assault of Non-Solicited Pornography and Marketing Act (the “CAN-SPAM”), imposes specific restrictions and requirements on our efforts to send marketing materials via email, including notice obligations that must be included in our marketing emails and the ability for recipients to unsubscribe from such emails. The Federal Trade Commission enforces CAN-SPAM, and our efforts to comply with CAN-SPAM may not prevent claims that we have violated the law, which could be costly to resolve, and if successful, expose us to substantial penalties and potential injunctive relief.

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
As of January 31, 2023, we had federal net operating loss carryforwards of $596.0 million, $152.0 million of which will expire at various times through 2038. Furthermore, we had stated net operating loss carryforwards of $33.0 million, which will expire at various times through 2041. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. In addition, for state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. In 2021, we completed a Section 382 analysis covering the period beginning in March 2009 and ending in March 2021. From the study, we concluded we experienced an ownership change in 2010 (but not since then) and $1.3 million of net operating losses (“NOLs”) were subject to the limitation. However, all of those NOLs were available by the year ended January 31, 2017. We may have experienced and may experience in the future additional ownership changes as a result of shifts in our stock ownership, some of which may be outside of our control. Any ownership change may result in the imposition of additional limitations on our ability to utilize our NOLs existing at the time of the ownership change. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our cash flows may be adversely affected. We have recorded a full valuation allowance against our U.S. deferred tax assets, which includes net operating loss carryforwards.

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
We obtain substantially all of our products directly from hundreds of brand partners through Wholesale, Share by RTR, and Exclusive Designs arrangements with designer and/or manufacturing partners. The benefits we currently experience from these relationships could be adversely affected if they:
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

Events that adversely impact our brand and manufacturing partners could impair our ability to obtain adequate and timely products. We also source and manufacture products outside of the United States and we and many of our brand partners use manufacturers in the same geographic regions. As a result we may be subject to magnified impact from such events including, among others, difficulties or problems associated with our partners’ business, the financial instability and labor problems of partners, product quality and safety issues, natural or man-made disasters, inclement weather conditions, war, acts of terrorism and other political instability, economic conditions, imposition of additional import or trade restrictions, including legal or economic restrictions on overseas partners’ ability to produce and deliver products, increased custom duties and tariffs, unforeseen delays in customs clearance of goods, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, port of entry issues, the availability of their raw materials and increased production costs.
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
Outages or other failures of the payment processing infrastructure underlying our business could harm our business and cause customers to lose trust in our payment operations and cause them to discontinue use of our products and services. If the quality or convenience of our payment processing infrastructure declines or does not keep pace with industry standards, the attractiveness of our business to customers could be adversely affected. For example, we plan to enhance our payment operations in the future; however, our efforts may be unsuccessful or delayed for various reasons and may fail to meet customer expectations. If we are forced to migrate to other third-party payment service providers for any reason, the transition would require significant time and management resources, and may not be available on acceptable terms or as effective, efficient, or well-received by our customers.

Our business relies on third-party cloud infrastructures, and any disruption of, or interference with, our use of cloud infrastructures could adversely affect our business, financial condition or results of operations.
In 2022, we migrated a substantial portion of our primary production environment, core architecture, and data centers to a new third-party cloud provider, which provides a distributed computing infrastructure as a service platform for business operations. We use another third-party cloud provider for other portions of our business. Our third-party cloud providers provide the cloud computing infrastructure we use to host our website and mobile application, serve our customers and support our operations and many of the internal tools we use to operate our business. Our website, mobile application and internal tools use computing, storage, data transfer and other functions and services provided by our third-party cloud providers. We do not have control over the operations of the facilities of our third-party cloud providers. In addition, our third-party cloud providers’ facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures and other events beyond our control. In the event that any third-party provider’s systems or service abilities are hindered by any of the events discussed above, particularly in a region where our website is mainly hosted, our ability to operate our business may be impaired. A decision to close their facilities without adequate notice or other unanticipated problems or disruptions could result in lengthy interruptions to our business. Further, our agreements with our third-party cloud providers do not provide us with an adequate remedy for every scenario that could negatively affect our business. All of the aforementioned risks may be exacerbated if our business continuity and disaster recovery plans prove to be inadequate.
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
The market price of our Class A common stock has declined significantly since our IPO, has been volatile and is likely to continue to be volatile and could be subject to wide fluctuations in response to the risk factors described in this Annual Report, and others within or beyond our control, including:
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
•if securities or industry analysts publish research about our business, or if they publish unfavorable research; and
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.
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
Our executive officers, directors, and stockholders party to our stockholders’ agreement entered into in connection with our IPO, in the aggregate, beneficially own over 50% of our outstanding common stock as of January 31, 2023. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
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
Item 3. Legal Proceedings
The information contained in “Note 16 — Commitments and Contingencies” in the Notes to the Consolidated Financial Statements is incorporated by reference into this Item.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information

Our Class A common stock is listed on the Nasdaq Global Select Market under the symbol “RENT.”

Holders of Record

As of April 7, 2023, there were approximately 177 stockholders of record of our Class A common stock and seven stockholders of record of our Class B common stock. The number of stockholders of record is based upon the actual number of holders registered on this date and does not include holders of common stock in “street name” by brokers or other entities on behalf of stockholders.

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

Recent Sales of Unregistered Securities

Other than sales previously reported in the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023, the Company did not sell any unregistered securities during the period covered by this report.

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

The following graph shows a comparison from October 27, 2021 (the date our common stock commenced trading on Nasdaq), through January 31, 2023, of the cumulative total returns for our common stock, the Nasdaq Composite Index and the S&P Retail Select Index. The graph assumes $100 was invested at the market close on October 27, 2021 in our Class A common stock, the Nasdaq Composite Index, and the S&P Retail Select Index, respectively. Such returns are based on historical results and are not intended to suggest future performance. The Nasdaq Composite Index and S&P Retail Select Index assume reinvestment of any dividends. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion focuses on fiscal years 2022 and 2021 financial condition and results of operations and year-to-year comparisons between fiscal years 2022 and 2021. Discussion of fiscal year 2020 financial condition and results of operations and year-to-year comparisons between fiscal years 2021 and 2020 are included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.

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

Overview
We give customers ongoing access to our “unlimited closet” — with tens of thousands of styles by hundreds of designer brands — through our Subscription offering or the ability to rent a-la-carte through our Reserve offering. We also give our subscribers and customers the ability to buy our products through our Resale offering, which offers customers pre-loved styles from our closet at a discount to retail price, up to 90% off of designer retail value. These offerings allow us to engage and serve our subscribers and customers across diverse use cases from everyday life to special occasions. We have served approximately 3 million lifetime customers across all of our offerings and we had 171,998 ending total subscribers11 (active and paused) as of January 31, 2023. We had 126,712 active subscribers as of January 31, 2023 and 141,205 active subscribers as of April 8, 2023. The majority of our revenue is highly recurring and is generated by our subscribers. For the years ended January 31, 2023 and 2022, respectively, 86% and 84% of our total revenue (including Reserve and Resale revenue) was generated by subscribers while they were active or paused.
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
We source virtually all of our products, which includes apparel and accessories, directly from designer brands. Prior to 2018, we purchased nearly all of our products from our brand partners typically at a discount to wholesale cost, which we refer to as “Wholesale” items. In late 2018, we began to procure products through Share by RTR and Exclusive Designs. See “—Our Product Acquisition Strategy” below for a description of the three ways in which we procure products.

On October 29, 2021, we closed our initial public offering (“IPO”), in which we issued and sold 17,000,000 shares at the public offering price of $21.00 per share. We received net proceeds of $327.3 million after deducting underwriting discounts and commissions and offering expenses.

Concurrent with our IPO, we paid down our senior secured term loan with Ares Corporate Opportunities Fund V, L.P. of $80.7 million in full and $60.0 million of our subordinated, junior lien term loan with Double Helix Pte Ltd. as administrative agent for Temasek Holdings (the “Temasek Facility”), resulting in a total debt repayment of $140.7 million. We also refinanced the remaining Temasek Facility concurrent with the IPO.
11 Ending total subscribers represents the number of subscribers with an active or paused membership as of the last day of the period and excludes subscribers who had an active or paused subscription during the period, but ended their subscription prior to the last day of the fiscal period.

Recent Developments

5 Item Plan. Beginning in March 2023, we permanently added an extra item to every shipment of our rental subscription programs to deliver greater value to subscribers. We expect this program change to improve retention and acquisition rates and increase fulfillment and product depreciation and revenue share expenses with minimal impact on gross margin in fiscal year 2023.

Debt Restructuring. On January 31, 2023, we completed an amendment to our Temasek Facility (“2022 Amended Temasek Facility”). The 2022 Amended Temasek Facility extended the maturity date of our credit facility from October 2024 to October 2026, reduced cash interest payments by over $20 million in the next two fiscal years while the total interest rate remains unchanged during this period, with subsequent increases thereafter. In connection with the 2022 Amended Temasek Facility, we also granted warrants to Temasek to purchase two million shares of Class A Common Stock at an exercise price of $5.00 per share and made other clarifications and updates. See Note 8, “Long-Term Debt” in the Notes to the Consolidated Financial Statements for more details.

Corporate Restructuring Plan. On September 12, 2022, we announced a restructuring plan to reduce costs, streamline our organizational structure and drive operational efficiencies. The plan primarily included total workforce reductions of approximately 24% of corporate employees (primarily a reduction in force, with some open role closures/reduced backfills), reorganizing certain functions and reallocating resources to continue to focus on customer experience and growth initiatives.

Restructuring charges of $2.4 million for severance and related costs were recognized during the year ended January 31, 2023 and are reflected in Restructuring charges on our Consolidated Statements of Operations. We recorded asset impairment charges of $5.3 million during the year ended January 31, 2023 related to discontinuing two warehouse operations projects during the third and fourth quarters of fiscal year 2022 in connection with the restructuring plan, of which $4.9 million related to the write-off of fixed assets and $0.4 million related to accrued expenses. The charge is reflected in Loss on asset impairment related to restructuring on our Consolidated Statements of Operations. We may incur additional restructuring charges in the future.

We expect the restructuring plan to generate total annual operating expense savings of approximately $25 million (relative to the second quarter of fiscal year 2022 run rate) in fiscal year 2023. Approximately $17 million of the total annualized savings reflect the portion related to personnel expenses, which was substantially completed by the end of the fourth quarter of fiscal year 2022, and we expect approximately $8 million of technology and general and administrative expense savings to be realized in fiscal year 2023.

See Note 4, “Restructuring and Related Charges” in the Notes to the Consolidated Financial Statements for more details on these charges.

Option Exchange. In April 2023, we announced a proposed option exchange designed to incentivize and retain employees, directors and other service providers by providing the ability to exchange outstanding stock options for RSUs. This option exchange may not be approved by stockholders. The option exchange is expected to result in minimal incremental stock-based compensation expense over the anticipated life of the replacement RSUs, in addition to certain administrative expenses in fiscal year 2023. In addition, the option exchange may not have the intended incentivization and retention benefits.

Additional Key Fiscal Fourth Quarter, Fiscal Year 2022 and Recent Business Highlights:

•In March 2023, rolled out “Rent the Look”, a highly requested feature that showcases how to rent full outfits styled on-model and presents similar items if a particular item is not available to rent right now.

•In February 2023, executed this year’s first major technology launch to deliver best-in-class product discovery, completing the integration of our new product catalog, EPIC, into our new search service. As a result, we believe richer and fresher product attributes are yielding better search results.

•In fiscal 2022, completed migration to the cloud to unlock better resiliency, site performance and reliability, increased developer velocity, and the ability to scale more efficiently with subscriber growth.

•Q4 2022 saw continued strong subscriber engagement, with 28% of subscribers adding one or more paid additional items into their subscription program.

•Expanded at-home pickup to 34 markets covering 60% of our subscriber base. In addition, 29% of at-home pickups in Q4 2022 were “live-swap” (where the delivery and return happen simultaneously), leading to consolidation-based transportation cost savings. Subscriber adoption of at-home pickup within eligible zip codes was 37% during the last fiscal week of Q4 2022.

•Achieved our product acquisition goal of 60% non-wholesale in fiscal 2022, excluding the opportunistic pull-forward of product spend from fiscal 2023 into fiscal 2022. Inclusive of all product spend for the year, non-wholesale represented 58% in fiscal 2022.

•In March 2023, launched 360, full-funnel “Era of Extra” marketing campaign to announce the launch of RTR's new subscription plans, which included collaboration with social media creators, video content to members from our CEO, full site and app takeover, a multi-touch email campaign, full coverage on paid social and search, plus activation with the RTR ambassador community.

•In March 2023, executed continued integration of Rent the Runway’s brand into pop culture with notable inclusion in Netflix’s Next in Fashion hosted by Gigi Hadid and Tan France. Winner Nigel Xavier’s collection -- which appears exclusively on RTR -- features upcycled garments, including pre-loved items from RTR.

Key Operating and Financial Results. We have achieved the following operating and financial results for the years ended January 31, 2023 and 2022, respectively:

•Revenue was $296.4 million and $203.3 million, respectively, representing 45.8% growth year-over-year;
•126,712 and 115,240 ending Active Subscribers12 (excluding paused subscribers), respectively, representing 10% growth year-over-year;
•128,586 and 93,371 Average Active Subscribers13, respectively, representing 38% growth year-over-year;
•171,998 and 159,544 ending Total Subscribers (including paused subscribers), respectively, representing 8% growth year-over-year;
•Gross Profit was $120.0 million and $69.7 million, respectively, representing a gross margin of 40.5% and 34.3%, respectively;
•Net Loss was $(138.7) million and $(211.8) million, respectively. Net Loss as a percentage of revenue was (46.8)%, and (104.2)%, respectively. In the year ended January 31, 2023, Net Loss included $7.7 million of restructuring and related charges;
•Adjusted EBITDA was $6.7 million and $(19.2) million, respectively, representing an Adjusted EBITDA margin of 2.3% and (9.4)%, respectively;
•Net cash used in operating activities plus net cash used in investing activities was $(92.0) million and $(64.8) million, respectively;
•Net cash used in operating activities plus net cash used in investing activities as a percentage of revenue was (31.0)% and (31.9)%, respectively; and
•Cash and Cash Equivalents was $154.5 million and $247.6 million, respectively.
12 Active Subscribers is defined as ending total subscribers as of period end, excluding paused subscribers.
13 Average Active Subscribers represents the mean of the beginning of quarter and end of quarter Active Subscribers for a quarterly period; and for other periods, represents the mean of the Average Active Subscribers of every quarter within that period.

Our Product Acquisition Strategy
We acquire and monetize products in three ways: Wholesale, Share by RTR and Exclusive Designs. These three product acquisition methods are strategic levers to manage our capital efficiency, profitability and product risk. Our Exclusive Designs channel uses data insights to acquire items at a lower cost, which are designed to generate higher profitability over time. Share by RTR meaningfully reduces our purchases of rental product and de-risks our investment since we pay brands primarily based on item performance. Our Share by RTR arrangements with brands target delivering 75% to 100% of comparable Wholesale cost to the brand in the first year; however there is no minimum commitment other than the upfront payment if applicable. Nearly all Share by RTR deals consummated after September 2020 include a cap on total potential payments to the brand partner.
The chart below summarizes the percentage of new items acquired via each method. In total, approximately 58% of new items were acquired through the more capital-efficient channels in fiscal year 2022, approximately 55% in fiscal year 2021 and approximately 54% in fiscal year 2020. Both our purchasing power and the diversification into Share by RTR and Exclusive Designs have led to a decrease in rental product capital expenditures (or Purchases of Rental Product as presented in the Consolidated Statement of Cash Flows) as a percentage of revenue over time. We plan to further decrease the percentage of units acquired through Wholesale and increase the percentage of units acquired through our more capital-efficient channels, Exclusive Designs and Share by RTR over time.

	Description	Consolidated Statement of Operations	Consolidated Balance Sheets	Consolidated Statement of Cash Flows	Percent of Items Acquired in FY 2022 / 2021 / 2020
WHOLESALE	Items are acquired directly from brands partners, typically at a discount to wholesale price	Cost is recognized through straight-line depreciation, with a three-year useful life and 20% salvage value, in the "Rental Product Depreciation and Revenue Share" line ⁽¹⁾	Total cost is capitalized as "Rental Products" in long-term assets	Total cost is recognized as a capital expenditure ("Purchases of Rental Product") at time of acquisition	42% / 45% / 46%
SHARE BY RTR ⁽²⁾	Items are acquired directly from brand partners on consignment, at zero to low upfront cost, with performance-based revenue share payments to our brand partners over time	Upfront and performance-based revenue share payments are expensed as incurred in the "Rental Product Depreciation and Revenue Share" line	Items are not capitalized on the balance sheet as we do not own them	Upfront revenue share payments flow through Net Income as incurred	27% / 33% / 36%

EXCLUSIVE DESIGNS ⁽²⁾⁽³⁾	Items are designed using our data in collaboration with our brand partners We manufacture through third-party partners and pay the brand partner an upfront fee and minimal revenue share payments	Upfront and performance-based revenue share payments are expensed as incurred in the "Rental Product Depreciation and Revenue Share" line

Manufacturing cost is recognized through straight-line depreciation, with a three-year useful life and 20% salvage value, in the "Rental Product Depreciation and Revenue Share" line ⁽¹⁾	Manufacturing cost is capitalized as "Rental Products" in long-term assets	Upfront and revenue share payments flow through Net Income as incurred Manufacturing cost is recognized as a capital expenditure ("Purchases of Rental Product") at time of acquisition	31% / 22% / 18%
For additional details, refer to the section titled "Business - Our Unique Brand Partner Approach."
⁽¹⁾ The cost of accessory items, which made up less than 10% of the gross book value of rental product as of January 31, 2023, is recognized through straight-line depreciation with two-year useful life and 30% salvage value.
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
⁽³⁾ Also includes a small number of products bearing our trademarks, which are non-Exclusive Designs produced by third-party partners, or our owned brands. These products are purchased at a significantly lower average cost than Wholesale.
For additional details about our business model and our product acquisition strategy, see Part I, Item 1, “Business”.
Key Factors Affecting Our Performance
We believe that our performance and future success depend on a variety of factors that present significant opportunities for our business, but also present risks and challenges that could adversely impact our growth and profitability.
Subscribers and Customers
Ability to Attract and Retain Subscribers and Customers and Our Attractive Cohort Trends. We believe that we have a significant market opportunity to increase our base of subscribers and customers, and our long-term growth depends in large part on our continued ability to acquire and retain subscribers and customers.
We provide a flexible offering that allows our subscribers to customize their subscription as their everyday life changes, choosing to pause and reactivate their membership as needed. We have also historically seen that many subscribers who cancel their subscription will return and resubscribe when membership again makes sense for their everyday life. Our strategies in fiscal year 2023 are focused on investing in and improving the customer experience to drive growth. In particular, we believe that improving retention in the first 90 days of a subscription, which is when the majority of subscriber churn typically occurs, can increase loyalty and subscriber growth.

We partly assess the health of our business by analyzing the performance of our historical customer cohorts over time. We place customers in cohorts based on the fiscal year in which they first transacted with RTR. A significant portion of our total revenue in each fiscal year is generated from customers acquired in previous years. For example, over one-third of our revenue in fiscal year 2022 was generated by customers who placed their first order with us in fiscal year 2017 or prior.

We also assess the productivity of our historical customer cohorts by measuring the revenue and profit we generate from all new customers over their lifetime (“LTV”) against customer acquisition costs (“CAC”). We define LTV as cumulative total revenue generated across all of our product offerings (which includes Subscription and Reserve Rental Revenue and Other Revenue) by current or previous subscribers or customers, minus fulfillment expenses, rental product depreciation and revenue share expenses, credit card fees and customer service personnel and related expenses incurred to generate such revenue divided by the number of new customers acquired during that period. Any LTV generated by a customer is assigned to the original cohort year that the customer first joined. We define CAC as total marketing expense, excluding marketing personnel and related costs incurred in a fiscal year divided by the number of new customers acquired in that period. We acquire customers efficiently as evidenced by over 80% of our lifetime customers having joined organically.

As seen in the table below, our LTV to CAC ratio has remained relatively consistent for our fiscal year 2018 through fiscal year 2022 customer cohorts, with the exception of our fiscal year 2020 cohort which was impacted by the COVID-19 pandemic. The fiscal year 2021 cohort, which benefited from strong loyalty post-recovery from the pandemic, exhibited an LTV to CAC ratio of 0.7x in its first six months and 1.3x in its first twelve months, implying that we recovered our customer acquisition cost between six months and twelve months for this cohort. Our fiscal year 2022 cohort thus far is exhibiting an LTV to CAC ratio of 0.6x in its first six months. We anticipate that the recent change in our subscription programs and our efforts to improve customer experience in fiscal year 2023 will benefit the retention and lifetime value of our customer cohorts. Cohorts have continued to grow over time as our most loyal customers continued to spend with us, as demonstrated by the strength in the FY 2018 cohort.

Brands and Products
Ability to Acquire and Monetize Products Efficiently. Our ability to deliver an elevated experience for our subscribers and customers that keeps them loyal to RTR depends on us having the right assortment. Due to our deep partnerships with brands, flexibility in our buying timelines and ability to react to advantageous retail purchasing environments, we can acquire products directly from brands in multiple cost effective ways. Additionally, during the third quarter of fiscal year 2022, we launched a pilot to sell our brand new Exclusive Design products wholesale to a third-party retailer, which we believe highlights the potential of the RTR platform and our data and consumer appeal. Our expertise in reverse logistics and garment restoration also provides us with the ability to monetize our products effectively over their useful life. Diversifying our product acquisition away from 100% Wholesale has driven higher overall product return on investment and reduced the capital needs of the business. In fiscal year 2022, approximately 58% of new items were acquired through our more capital efficient non-Wholesale channels, compared to 55% in fiscal year 2021 and 54% in fiscal year 2020. We plan to further increase the percentage of units acquired through Exclusive Designs and Share by RTR in fiscal year 2023. We continuously evaluate our product acquisition mix to maximize our strategic priorities.

Purchases of rental product includes the cost of wholesale products acquired in the period and other ancillary costs such as freight, where applicable. Many factors impact the purchases of rental product including our acquisition mix strategy, the proportion of subscribers to total customers, timing of when those subscribers are acquired, the formality of styles, brand assortment, opportunities in the market and timing of when the rental product is received and paid for. Purchases of rental product as a percentage of revenue in fiscal year 2022 was 21% as compared to 15% in fiscal year 2021 and 35% in fiscal year 2020. We anticipate this percentage to stay relatively consistent with the fiscal year 2022 percentage in the near term. Due to seasonality factors, we track our progress on purchases of rental product as a percentage of revenue on a full year basis, as quarterly costs are not necessarily reflective of full year trends.

Ability to Achieve Leverage in our Cost Structure. Improving operational efficiency of our platform is imperative to increasing profitability. We expect certain of our operating costs to increase as order volume increases and as we make investments to grow subscribers and revenue and to enhance the customer experience. In September 2022, we announced a restructuring plan to reduce costs, streamline our organizational structure and drive long-term operational efficiencies, primarily in headcount, related expenses, and in technology and general and administrative expenses, which we expect to reduce operating expenses by approximately $25 million in fiscal year 2023 compared to the annualized run rate for the second quarter of fiscal year 2022. Though we anticipate quarterly fluctuations in operating leverage, with these reductions we expect our fixed costs to decrease as a percentage of total revenue in fiscal year 2023, and over time we anticipate that our operating costs will grow more slowly than our total revenue on an annual basis.

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

We use Adjusted EBITDA to assess our operating performance and the operating leverage of our business prior to capital expenditures. We also measure the cash consumption of the business including capital expenditures by assessing net cash used in operating activities and net cash used in investing activities on a combined basis. The 2022 Amended Temasek Facility reduces our cash interest payments over the next two fiscal years which we expect to improve our overall liquidity.
Seasonality
We experience seasonality in our business, which has been impacted and may in the future change due to the effects of the COVID-19 pandemic and the macro environment. For our Subscription rentals, we typically acquire the highest number of subscribers in March through May and September through November, as these are the times customers naturally think about changing over their wardrobes. We generally see a higher rate of subscribers pause in the summer, and in mid-December through the end of January. In the third and fourth fiscal quarters, our Reserve business historically (prior to COVID-19) benefited from increased wedding and holiday events but this seasonality has varied since the onset of COVID-19. In fiscal year 2022, our active subscriber count increased sequentially in the first and third quarters and decreased sequentially in the second and fourth quarters. The third quarter increase and the fourth quarter decrease are generally consistent with more recent historical seasonality. Our second quarter typically sees a moderate increase in active subscriber count compared to the first quarter (except in fiscal year 2021 which saw a significant increase post-Omicron variant), however the second quarter active subscriber count of fiscal year 2022 was further impacted by the price increase of our Subscription programs in April 2022.

Our seasonality trends have seen effects from COVID-19 and the macro environment generally and may continue to do so in the future. For example, subscriber trends and revenue have been impacted by fewer large-scale holiday and special events compared to pre-COVID-19, especially those typically occurring in the third and fourth quarters.

We also experience seasonality in the timing of expenses and capital outlays. Transportation expense, and therefore fulfillment cost, is typically highest in the fourth fiscal quarter, given higher service levels, such as more costly and expedited shipping, and competition during holidays. Our most significant product capital expenditures typically occur in the first fiscal quarter and the third fiscal quarter, when we acquire product for the upcoming fall and spring seasons. However, the impact on cash is typically dependent on timing of receipt of product.

For additional information, see the section of Part I, Item 1A, “Risk Factors — Risks Relating To Our Business and Industry — Our business is affected by seasonality.”
Impact of Macro and Consumer Environment on Our Business

There remains significant uncertainty in the current macroeconomic and consumer environment, driven by inflationary pressures, potential risk of recession, ongoing industry-wide supply chain issues, instability in the financial system, the war in Ukraine and the COVID-19 pandemic. These factors have impacted, and are expected to continue to impact, consumer discretionary spending and purchasing behavior, price sensitivity, wage rates, transportation costs, and other costs associated with our business.

The COVID-19 pandemic materially adversely affected our fiscal year 2020 and 2021 operating and financial results. In addition, we believe that our customers live, work, socialize and travel differently than they did prior to the COVID-19 pandemic and this influences what they wear. We continue to learn how these types of changes in customer behavior may impact our business and demand, particularly in a challenging macro environment. We believe that Active Subscriber levels have been impacted by seasonal changes in consumer behavior and macro factors, such as higher levels of remote work and evolving demand for work wear, inflationary pressures and sensitivity to increased pricing, or other factors, particularly in the second quarter of fiscal year 2022, and may continue to be impacted by these factors in the future. In addition, based on performance and additional data in the third and fourth quarters of fiscal year 2022, we believe that the April price increase was a significant negative contributor to subscriber pause and retention levels and, to a lesser extent, subscriber acquisition in the second quarter of fiscal year 2022. In the third quarter of fiscal year 2022, our subscriber acquisition, pause and retention levels improved relative to the second quarter of fiscal year 2022; however, we experienced a seasonal decline in Active Subscribers in the fourth quarter of fiscal year 2022, consistent with seasonality trends.

We continue to take actions to adjust to the changing business environment and related inflationary pressure. For example, in light of potential pricing sensitivity in the current macro-economic environment, we are focused on investing in our customer and delivering even more value to her and emphasizing the value proposition of our offering in our marketing materials. In addition, we increased wage rates throughout fiscal year 2022 to attract and retain talent at our fulfillment centers and we expect to continue to be impacted by rising labor costs in fiscal year 2023. We also expect transportation costs to continue to increase in fiscal year 2023, and therefore are focused on continuing to diversify our transportation network to mitigate these rising costs and service delays. Examples of these mitigation efforts include optimizing carrier mix such as through increasing volumes with regional and last-mile carriers and consolidating shipments through our at-home pickup service in certain markets and improving contractual terms. Although we continue to face a challenging environment, we plan to invest in our customers, manage our staffing and further diversify our transportation network in order to drive growth and efficiencies in our business.

The full extent to which the macro environment will directly or indirectly impact our business, results of operations, growth rates, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. Given the uncertainty, we cannot estimate the financial impact of the macro environment and COVID-19 pandemic on our future results of operations, cash flows, or financial condition. For additional details, see Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

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

	Years Ended January 31,
	2023	2022	2021

Active Subscribers	126,712	115,240	54,797
Average Active Subscribers	128,586	93,371	66,711
Gross Profit	$120.0	$69.7	$15.5
Adjusted EBITDA (1)	$6.7	$(19.2)	$(20.3)
__________
(1)Adjusted EBITDA is a non-GAAP financial measure; for a reconciliation to the most directly comparable GAAP financial measure, net loss, and why we consider Adjusted EBITDA to be a useful metric, see “—Non-GAAP Financial Metrics” below.

Active Subscribers: Active Subscribers represents the number of subscribers with an active membership as of the last day of any given period and excludes paused subscribers. As of January 31, 2023, we had 126,712 Active Subscribers, up 10% year-over-year. Our active subscriber count growth rate slowed year over year as the second, third and fourth quarters of fiscal year 2022 saw a lower ending Active Subscriber count compared with the end of the first quarter of fiscal year 2022. We believe Active Subscriber levels were likely impacted by seasonality, macro environment factors and the reaction to our April 2022 price increase, as discussed above in the Key Factors Affecting Our Performance in Seasonality and Impact of Macro and Consumer Environment on Our Business.

Average Active Subscribers: Average Active Subscribers represents the mean of the beginning of quarter and end of quarter Active Subscribers for a quarterly period; and for other periods, represents the mean of the Average Active Subscribers of every quarter within that period. As of January 31, 2023, we had 128,586 Average Active Subscribers, up from 93,371 as of January 31, 2022 or a 38% increase year-over-year. Average Active Subscribers align to revenue levels in the period, while Active Subscribers are measured as of a specific day.

Gross Profit and Gross Margin: We define Gross Profit as total revenue less costs related to activities to fulfill customer orders and rental product acquisition costs, presented as fulfillment and rental product depreciation and revenue share, respectively, on the consolidated statement of operations. We depreciate owned apparel assets over three years and owned accessory assets over two years net of 20% and 30% salvage values, respectively, and recognize the depreciation on a straight-line basis and remaining cost of items when sold or retired on our consolidated statement of operations. Rental product depreciation expense is time-based and reflects all rental product items we own. We use Gross Profit and Gross Profit as a percentage of revenue, or Gross Margin, to measure the continued efficiency of our business after the cost of our products and fulfillment costs are included. Gross Profit was $120.0 million for the year ended January 31, 2023 compared to $69.7 million for the year ended January 31, 2022 representing Gross Margins of 40.5% and 34.3%, respectively. The significant increase in Gross Profit and Gross Margin for the year ended January 31, 2023 was driven by higher revenue per shipment than prior year due to both the price increase and higher add-on activity, lower shipments per average subscriber, and lower rental product depreciation as a percentage of total revenue than in the prior period. These benefits more than offset higher fulfillment costs which are primarily driven by increases in fulfillment related transportation costs for the year ended January 31, 2023 and a larger number of shipments for the year ended January 31, 2023. Rental product depreciation decreased due to the lower proportion of Wholesale items relative to prior year. We anticipate that our Gross Margin may be lower in fiscal year 2023 compared to fiscal year 2022 due to the March 2023 launch of extra items in our subscription plans and due to the anticipated decrease in our Reserve business. We will seek to continue to drive fulfillment and operational efficiency gains over time and strategically evolve our mix of product acquisition to offset cost increases and/or higher units processed per shipment.
Adjusted EBITDA and Adjusted EBITDA Margin: We define Adjusted EBITDA as net loss, adjusted to exclude interest expense, rental product depreciation, other depreciation and amortization, share-based compensation expense, write-off of liquidated rental product assets, certain non-recurring or one-time costs (see below footnotes to the reconciliation table), restructuring charges, loss on asset impairment related to restructuring, income taxes, warrant liability revaluation gains / losses, debt extinguishment gains / losses, other income and expense, and other gains / losses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue, net for a period. Adjusted EBITDA was $6.7 million for the year ended January 31, 2023 compared to $(19.2) million for the year ended January 31, 2022, representing margins of 2.3% and (9.4)%, respectively. Adjusted EBITDA Margin significantly improved for the year ended January 31, 2023 due to the improvement in Gross Profit and Gross Margin and improved operating leverage across technology, marketing and general and administrative expenses even with additional strategic investments. In the third quarter of fiscal year 2022, we launched a two-pronged pilot with Amazon to (1) sell our brand new Exclusive Design products wholesale and (2) launch a new liquidation partnership, which together contributed $5.1 million to Adjusted EBITDA in fiscal year 2022.

We have the opportunity to improve Adjusted EBITDA and offset cost increases and/or higher units processed per shipment as we increase revenue and drive fulfillment and operational efficiency gains and operating expense leverage. In particular, we expect our restructuring plan to significantly reduce fixed costs and improve operating expense leverage in fiscal year 2023 compared to fiscal year 2022.
Components of Results of Operations
Total Revenue, Net
Our total revenue, net consists of Subscription and Reserve rental revenue and Other revenue. Total revenue is presented net of promotional discounts, credits and refunds and taxes. In fiscal year 2022, our revenue growth rate benefited from COVID recovery and the April 2022 price increase compared to fiscal year 2021. While we anticipate our total revenue and our Active Subscriber growth rate to increase in fiscal year 2023, we anticipate our total revenue growth rate to decelerate due to an anticipated lower growth rate of Average Active Subscribers in fiscal year 2023 relative to fiscal year 2022 and in part due to an anticipated decrease in Reserve revenue.

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
Other Revenue.    We generate Other revenue primarily from the sale of products while they are in rental condition. We offer the ability for subscribers and customers to purchase products at a discount to retail price. Payment for the sale of products occurs upon order confirmation while the associated revenue is recognized either at the time the sold product is delivered or when purchased, if the item is already at home with the customer. From time to time, Other revenue may include revenue generated from pilots and other growth initiatives which may cause quarterly fluctuations in the Other revenue line. For example, Other revenue and Other revenue as a percentage of Total revenue was lower in the fourth quarter than the third quarter of fiscal year 2022 due to the pilot to sell brand new Exclusive Design products wholesale to a third party retailer in the third quarter of fiscal year 2022.
Costs and Expenses
Fulfillment.    Fulfillment expenses consist of all costs to receive, process and fulfill customer orders. This primarily includes shipping costs to/from customers and personnel and related costs, which include salaries and bonuses, and employee benefit costs. Personnel and related costs are related to processing inbound and outbound customer orders, cleaning, restoring and repairing items received from customers, tracking and managing items within our fulfillment center network and ingesting new items received from brands. Fulfillment expenses also include costs of packing materials, cleaning supplies, and other fulfillment-related expenses. We expect fulfillment costs to increase as order volume increases. In fiscal years 2021 and 2022 costs to ship orders increased due to increasing prices in the transportation market. Fulfillment expense may fluctuate due to various factors including commercial terms and market trends. Fulfillment expense may also increase due to competitive pressures in the labor market which could lead to continued higher wage rates. We increased warehouse wage rates during fiscal years 2021 and 2022 and expect to continue to be impacted by rising wage rates in the future. For fiscal year 2023, we anticipate our fulfillment expense may increase as a percentage of revenue compared to fiscal year 2022 due to the March 2023 launch of extra items in our subscription plans and due to the anticipated decrease in our Reserve business. We expect to continue to invest in automation and other process improvements to support and drive efficiencies in our operations. To the extent we are successful in becoming more efficient in fulfilling orders, and at a magnitude that is able to offset increasing shipping costs, wage rates and cleaning/packing supply price increases, we would expect these expenses to decrease as a percentage of total revenue over the longer term.
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

General and Administrative.    General and administrative (“G&A”) expenses consist of all other personnel and related costs for customer service, finance, tax, legal, human resources, fashion and photography and fixed operations costs. General and administrative expenses also includes occupancy costs (including warehouse-related), professional services, credit card fees, general corporate and warehouse expenses, other administrative costs, and gains and losses associated with asset disposals and operating lease terminations. In the short term, we expect these expenses to decrease significantly in dollars and as a percentage of total revenue as a result of our restructuring plan while over the medium to long term, we expect these expenses to increase as we grow our infrastructure to support the overall growth of the business. Rent expense and other facilities-related costs may increase in the future due to inflation or to support overall business growth and fulfillment efficiencies. While these expenses may vary from period to period as a percentage of total revenue, we expect them to decrease as a percentage of total revenue over the longer term.
Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share expenses consist of depreciation and write-offs of rental products, and payments under revenue share arrangements with brand partners. We depreciate the cost, less an estimated salvage value, of our owned products (Wholesale and Exclusive Designs items), over the estimated useful lives of these items and, if applicable, accelerate depreciation of the items when they are no longer in rental condition. We recognize the cost of items acquired under Share by RTR, as incurred, through upfront payments and performance-based revenue share payments. We expect rental product depreciation and revenue share expenses to increase in absolute dollars as we continue to support subscriber and customer growth. The amount and proportion of rental product depreciation and revenue share will vary from period to period based on how and when we acquire items as well as the mix of our rental product base.
Other Depreciation and Amortization.    Other depreciation and amortization expenses consist of depreciation and amortization amounts for fixed assets, intangible assets including capitalized software, and financing right-of-use assets.

Restructuring Charges. Restructuring charges consist of severance and related costs associated with the September 2022 restructuring plan.

Loss on Asset Impairment Related to Restructuring. Loss on asset impairment related to restructuring consists of asset impairment charges related to discontinuing warehouse operations projects in connection with the September 2022 restructuring plan.
Interest Income / (Expense).    Interest income / (expense) consists primarily of accrued paid-in-kind interest, cash and cash equivalents interest and debt issuance cost amortization associated with our 2022 Amended Temasek Facility going forward.

Gain / (Loss) on Warrant Liability Revaluation, Net.     Gain / (loss) on warrant liability revaluation is associated with revaluing liability classified warrants to the respective fair value at period end or prior to conversion. As of January 31, 2023, all outstanding warrants are equity classified and therefore do not require remeasurement going forward.
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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following tables set forth our results of operations for the periods presented:

	Years Ended January 31,
	2023	2022	2021
	(in millions)
Revenue:
Subscription and Reserve rental revenue	$268.6	$185.8	$135.9
Other revenue	27.8	17.5	21.6
Total revenue, net	296.4	203.3	157.5
Costs and expenses:
Fulfillment	92.2	61.9	53.0
Technology	55.4	45.3	37.7
Marketing	35.1	26.5	8.1
General and administrative	109.0	104.4	77.2
Rental product depreciation and revenue share	84.2	71.7	89.0
Other depreciation and amortization	16.4	19.4	23.0
Restructuring charges	2.4	—	—
Loss on asset impairment related to restructuring	5.3	—	—
Total costs and expenses	400.0	329.2	288.0
Operating loss	(103.6)	(125.9)	(130.5)
Interest income / (expense), net	(36.8)	(53.0)	(46.6)
Gain / (loss) on warrant liability revaluation, net	—	(24.9)	0.4
Gain / (loss) on debt extinguishment, net	—	(12.2)	(0.6)
Other income / (expense), net	1.5	3.9	6.2
Net loss before income tax benefit / (expense)	(138.9)	(212.1)	(171.1)
Income tax benefit / (expense)	0.2	0.3	—
Net loss	$(138.7)	$(211.8)	$(171.1)
Comparison of the years ended January 31, 2023 and 2022
Total Revenue, Net.    Total revenue, net was $296.4 million for the year ended January 31, 2023, an increase of $93.1 million, or 45.8%, compared to $203.3 million for the year ended January 31, 2022. This increase was primarily driven by the increase in overall demand due to COVID recovery, including an increase in Active and Average Active Subscribers and an increase in revenue per subscriber, partly due to the April 2022 subscription price increase, compared to fiscal year 2021.
Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $268.6 million for the year ended January 31, 2023, an increase of $82.8 million, or 44.6%, compared to $185.8 million for the year ended January 31, 2022. This increase was primarily driven by an increase in Average Active Subscribers year-over-year and an increase in revenue per subscriber which partly resulted from the price increase announced in April 2022.
Other Revenue.    Other revenue was $27.8 million for the year ended January 31, 2023, an increase of $10.3 million, or 58.9%, compared to $17.5 million for the year ended January 31, 2022. This increase was primarily driven by an increase in active subscribers which resulted in increased purchases of resale items. Other revenue represented 9.4% of total revenue, up from 8.6% in the same period of fiscal year 2021, primarily due to increased purchases of resale items by our subscribers during fiscal year 2022 and also due to $2.3 million of revenue recognized from a pilot to sell our brand new Exclusive Design products wholesale to a third party retailer.

Costs and Expenses.    Total costs and expenses were $400.0 million for the year ended January 31, 2023, an increase of $70.8 million, or 21.5%, compared to $329.2 million for the year ended January 31, 2022. This increase was primarily driven by an increase in fulfillment, technology, paid marketing and G&A expenses to support our growth, public company costs and charges related to the September 2022 restructuring plan. These increases were partially offset by cost savings from the September 2022 restructuring plan which reduced costs for the fourth quarter and part of the third quarter of fiscal year 2022. Fiscal year 2021 also included costs incurred for one-time IPO-related RSU vesting events and one-time costs associated with public company readiness.
Fulfillment.    Fulfillment expenses were $92.2 million for the year ended January 31, 2023, an increase of $30.3 million, or 48.9%, representing 31.1% of revenue, compared to $61.9 million for the year ended January 31, 2022, representing 30.4% of revenue. The increase in fulfillment dollars and as a percentage of revenue was primarily driven by an increase in shipments associated with higher revenue and an increase in transportation costs and wage rates, partially offset by fulfillment process improvements.
Technology.    Technology expenses were $55.4 million for the year ended January 31, 2023, an increase of $10.1 million, or 22.3%, compared to $45.3 million for the year ended January 31, 2022. This increase was primarily driven by an increase in strategic investments and personnel costs to support future growth initiatives, including back-end infrastructure and cloud investments that provide scaling and efficiency benefits and support our work to provide an enhanced search, fit and discovery experience for the consumer. Technology expenses were 18.7% of revenue for the year ended January 31, 2023 compared to 22.3% last year as we saw increased operating leverage with higher revenue. Technology related share-based compensation expense was $5.9 million for the year ended January 31, 2023 and was $4.2 million for the same period last year.
Marketing.    Marketing expenses were $35.1 million for the year ended January 31, 2023, an increase of $8.6 million, or 32.5%, compared to $26.5 million for the year ended January 31, 2022. This increase was driven by increased marketing initiatives as compared to last year when we reduced paid and brand marketing spend during the first and second quarters of fiscal year 2021 related to the COVID-19 pandemic. Marketing expenses unrelated to personnel costs were $30.7 million in the year ended January 31, 2023 and 10.3% of revenue, compared to $20.6 million last year and 10.1% of total revenue.

General and Administrative.    General and administrative (“G&A”) expenses were $109.0 million for the year ended January 31, 2023, an increase of $4.6 million, or 4.4%, compared to $104.4 million for the year ended January 31, 2022. This increase was primarily driven by the increase in personnel costs required to support our growth as a public company as well as other costs associated with revenue growth. These increases were partially offset by cost savings from the September 2022 restructuring plan recognized in the third and fourth quarters of fiscal year 2022. The prior year period also included costs incurred for one-time IPO-related RSU vesting events and one-time costs associated with public company readiness. In addition, we recognized proceeds from a new liquidation partnership with Amazon which positively impacted G&A expenses by $2.3 million in the third and fourth quarters of fiscal year 2022. G&A expenses as a percentage of revenue were 36.8%, compared to 51.4% last year as we saw increased operating leverage with higher revenue and a lower cost base post-restructuring. G&A related share-based compensation expense was $19.0 million for the year ended January 31, 2023 and was $21.4 million for the prior year. We generally expect these expenses to decrease in fiscal year 2023, compared with fiscal year 2022, as a result of the aforementioned restructuring; however, share-based compensation expense is expected to increase incrementally in fiscal year 2023.
Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $84.2 million for the year ended January 31, 2023, an increase of $12.5 million, or 17.4%, compared to $71.7 million for the year ended January 31, 2022. The increase is primarily a result of an increase in revenue share payments due to a higher proportion of Share by RTR items rented. Rental product depreciation and revenue share was 28.4% of revenue in the year ended January 31, 2023, down from 35.3% in the prior year primarily due to rental product depreciation decreasing as a percentage of revenue as costs were absorbed over a larger revenue base.
Other Depreciation and Amortization.    Other depreciation and amortization was $16.4 million for the year ended January 31, 2023, a decrease of $(3.0) million, or (15.5)%, compared to $19.4 million for the year ended January 31, 2022. This decrease was primarily driven by lower depreciation associated with leasehold improvements.

Restructuring Charges. Restructuring charges were $2.4 million for the year ended January 31, 2023 for severance and related costs in connection with the September 2022 restructuring plan.
Loss on Asset Impairment Related to Restructuring. Loss on asset impairment related to restructuring was $5.3 million for the year ended January 31, 2023 and consists of asset impairment charges related to discontinuing two warehouse operations projects in connection with the September 2022 restructuring plan.
Interest Income / (Expense), Net.    Interest expense, net was $(36.8) million for the year ended January 31, 2023, a decrease in expense of $16.2 million, or (30.6)%, compared to $(53.0) million for the year ended January 31, 2022. This decrease was driven by the accrued payment-in-kind interest related to the additional Ares debt entered in October 2020 that was paid down in full in October 2021 and also due to higher interest income in fiscal year 2022. Of the $(36.8) million total interest expense in the year ended January 31, 2023, $14.3 million was the accrual of paid-in kind (“PIK”) interest, $18.2 million was cash, financing lease interest and other interest and $4.3 million was debt discount amortization, compared to $38.8 million of PIK interest, $8.3 million of cash, financing lease interest and other interest and $5.9 million of debt discount amortization in the year ended January 31, 2022.
Gain / (Loss) on Warrant Liability Revaluation, Net.    Gain / (loss) on warrant liability revaluation, net was $(24.9) million for the year ended January 31, 2022. As of January 31, 2022, all of the Company’s outstanding warrants are equity-classified and, as such, did not require fair value remeasurement during the period.
Gain / (Loss) on Debt Extinguishment, Net.    Gain / (loss) on debt extinguishment, net was $(12.2) million for the year ended January 31, 2022. The costs were associated with the fees and unamortized debt issuance costs related to the Ares debt paydown upon the IPO. These charges were primarily non-cash and are associated with debt paydown transactions which are non-recurring.
Other Income / (Expense), Net.    Other income / (expense), net was $1.5 million for the year ended January 31, 2023, a decrease of $(2.4) million, compared to $3.9 million for the year ended January 31, 2022. This decrease was primarily driven by $4.0 million of insurance claim proceeds, which were settled during the year ended January 31, 2022.
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
Adjusted EBITDA and Adjusted EBITDA Margin.    Adjusted EBITDA and Adjusted EBITDA Margin are key performance measures used by management to assess our operating performance and the operating leverage of our business prior to capital expenditures. Our Adjusted EBITDA margins have improved from (9.4)% in the year ended January 31, 2022 to 2.3% in the year ended January 31, 2023. The pilot to sell brand new Exclusive Design products wholesale to a third party retailer and launch of a new liquidation partnership together contributed $5.1 million to Adjusted EBITDA in the year ended January 31, 2023.

The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Years Ended January 31,
	2023	2022	2021
	(in millions)
Net loss	$(138.7)	$(211.8)	$(171.1)
Interest (income) / expense, net (1)	36.8	53.0	46.6
Rental product depreciation	52.9	50.3	69.9
Other depreciation and amortization (2)	16.4	19.4	23.0
Share-based compensation (3)	25.4	26.6	8.2
Write-off of liquidated assets (4)	5.8	4.8	3.3
Non-recurring adjustments (5)	1.3	5.3	4.2
Non-ordinary course legal fees (6)	0.1	—	—
Restructuring charges (7)	2.4	—	—
Loss on asset impairment related to restructuring (8)	5.3	—	—
Income tax (benefit) / expense	(0.2)	(0.3)	—
(Gain) / loss on warrant liability revaluation, net (9)	—	24.9	(0.4)
(Gain) / loss on debt extinguishment, net (10)	—	12.2	0.6
Other (income) / expense, net (11)	(1.5)	(3.9)	(6.2)
Other (gains) / losses (12)	0.7	0.3	1.6
Adjusted EBITDA	$6.7	$(19.2)	$(20.3)
Adjusted EBITDA Margin (13)	2.3%	(9.4)%	(12.9)%
__________
(1)Includes debt discount amortization of $4.3 million in the year ended January 31, 2023, $5.9 million in the year ended January 31, 2022, and $5.0 million in the year ended January 31, 2021.
(2)Reflects non-rental product depreciation and capitalized software amortization.
(3)Reflects the non-cash expense for share-based compensation. The year ended January 31, 2022 includes $14.4 million of costs incurred for one-time IPO-related RSU vesting events.
(4)Reflects the write-off of the remaining book value of liquidated rental product that had previously been held for sale.
(5)Non-recurring adjustments for the year ended January 31, 2023 includes $1.3 million of costs related to public company SOX readiness and for the year ended January 31, 2022 includes $5.2 million of costs primarily associated with public readiness preparation.
(6)Non-ordinary course legal fees for the year ended January 31, 2023 includes $0.1 million of costs related to a class action lawsuit.
(7)Reflects restructuring charges for severance and related costs in connection with the September 2022 restructuring plan.
(8)Reflects the asset impairment charges related to discontinuing warehouse operations projects in connection with the September 2022 restructuring plan.
(9)Reflects the expense associated with revaluing prior liability classified lender warrants to the respective fair value at period end, or prior to conversion. As of January 31, 2023, all outstanding warrants are equity classified and therefore do not require remeasurement going forward.
(10)Includes debt extinguishment costs related to debt paydown in the periods presented.
(11)Primarily includes $1.4 million of monetized tax credits for the year ended January 31, 2023 and $4.0 million of insurance claim proceeds for the year ended January 31, 2022.
(12)Includes costs associated with the write-off of non-rental product asset disposals, operating lease termination and foreign exchange (see “Note 5 - Leases – Lessee Accounting” in the Notes to the Consolidated Financial Statements).
(13)Adjusted EBITDA Margin calculated as Adjusted EBITDA as a percentage of revenue.

Liquidity and Capital Resources
Since our founding, we have financed our operations primarily from net proceeds from the sale of redeemable preferred stock, common stock and debt financings. As of January 31, 2023, we had cash and cash equivalents of $154.5 million and restricted cash of $9.1 million ($3.1 million current and $6.0 million noncurrent), and an accumulated deficit of $(939.9) million.

On October 29, 2021, we closed our IPO, in which we issued and sold 17,000,000 shares at a public offering price of $21.00 per share. We received net proceeds of $327.3 million after deducting underwriting discounts and commissions and offering expenses.

Concurrent with our IPO, we paid down our senior secured term loan of $80.7 million (including accrued interest) with Ares Corporate Opportunities Fund V, L.P. (the “Ares Facility”) in full and $60.0 million of our Temasek Facility and refinanced the remaining Temasek Facility, resulting in a total debt repayment of $140.7 million. In January 2023, the Company entered into the 2022 Amended Temasek Facility. The 2022 Amended Temasek Facility extended the maturity date from October 2024 to October 2026, reduced cash interest payments by over $20 million in cash in the next two fiscal years while the total interest rate remains unchanged during this period, with subsequent increases thereafter. In connection with the 2022 Amended Temasek Facility, we also granted warrants to purchase two million shares of Class A Common Stock at an exercise price of $5.00 per share, along with other clarifications and updates. Our total indebtedness as of January 31, 2023 was $272.5 million. For a description of the terms of our current and prior credit agreements, see “Note 8 – Long-Term Debt” in the Notes to the Consolidated Financial Statements.

We expect that operating losses and negative cash flows from operations could continue in the foreseeable future as we continue to acquire products and increase other investments in our business. We believe our existing cash and cash equivalents, and cash generated from our operations, will be sufficient to sustain our business operations, to satisfy our debt service obligations and to comply with our amended debt covenants for at least the next twelve months from the date of this Annual Report. In September 2022, the Company announced a restructuring plan to reduce costs, streamline its organizational structure and drive operational efficiencies, which is expected to generate annual operating expense savings of approximately $25 million (relative to the second quarter of fiscal year 2022 run rate) in fiscal 2023.

Our future capital requirements will depend on many factors, including, but not limited to, growth in the number of customers and Active Subscribers and the timing of investments in technology and personnel to support the overall growth of our business. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements and service our debt obligations, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital which could negatively affect our liquidity in the future. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Years Ended January 31,
	2023	2022	2021
	(in millions)
Net cash (used in) provided by operating activities	$(47.7)	$(42.3)	$(42.8)
Net cash (used in) provided by investing activities	(44.3)	(22.5)	(58.4)
Net cash (used in) provided by financing activities	(4.0)	215.2	168.5
Net (decrease) increase in cash and cash equivalents and restricted cash	(96.0)	150.4	67.3
Cash and cash equivalents and restricted cash at beginning of period	259.6	109.2	41.9
Cash and cash equivalents and restricted cash at end of period	$163.6	$259.6	$109.2
We also measure the cash consumption of the business including capital expenditures, by assessing net cash used in operating activities and net cash used in investing activities on a combined basis, which was $(92.0) million for the year ended January 31, 2023 and $(64.8) million for the year ended January 31, 2022. The cash consumption of the business was higher in fiscal year 2022 compared with the same period of fiscal year 2021 primarily due to higher investments in rental product spend and growth initiatives and overall growth of the business compared to the prior year. We also opportunistically pulled forward spend of rental product from fiscal year 2023 to take advantage of attractive pricing in the current environment, which we intend to continue to do from time to time. The sum of net cash used in operating activities and net cash used in investing activities, as a percentage of revenue, was (31.0)% for the year ended January 31, 2023 and (31.9)% for the year ended January 31, 2022.

Net cash (used in) provided by operating activities.    For the year ended January 31, 2023, net cash used in operating activities was $(47.7) million, which consisted of a net loss of $(138.7) million, partially offset by non-cash charges of $116.1 million, reclassification of the proceeds from the sale of rental product of $17.9 million and a net change of $(7.2) million in our operating assets and liabilities. The non-cash charges were primarily comprised of $50.2 million of rental product depreciation and write-off expenses, $14.3 million of payment-in-kind interest, $25.4 million of share-based compensation, $4.3 million of debt discount amortization, $17.0 million of other fixed and intangible asset depreciation and the loss on the surrender of fixed asset write-offs related to the partial termination of the lease of the corporate headquarters (see “Note 5 - Leases – Lessee Accounting” in the Notes to the Consolidated Financial Statements) and $5.3 million consisting of asset impairment charges related to discontinuing warehouse operations projects in connection with the September 2022 restructuring plan, of which $0.4 million is included in accrued expenses related to the asset impairment (see the Supplemental Cash Flow Information in Part II, Item 8. “Financial Statements and Supplementary Data”).
For the year ended January 31, 2022, net cash used in operating activities was $(42.3) million, which consisted of a net loss of $(211.8) million, partially offset by non-cash charges of $171.3 million, reclassification of the proceeds from the sale of rental product of $12.9 million and a net change of $11.1 million in our operating assets and liabilities. The non-cash charges were primarily comprised of $49.7 million of rental product depreciation and write-off expenses, $38.8 million of payment-in-kind interest, $24.9 million loss on remeasurement of warrant liability, $26.6 million of share-based compensation, $5.9 million of debt discount amortization, $12.2 million loss on debt extinguishment (primarily non-cash), $19.5 million of other fixed and intangible asset depreciation and amortization, and $(6.3) million of previously accrued PIK interest was settled in the period in connection with the Ares debt extinguishment.

Net cash (used in) provided by investing activities.    For the year ended January 31, 2023, net cash used in investing activities was $(44.3) million, primarily consisting of $(62.1) million of purchases of rental product incurred in the period and $(8.9) million of purchases of fixed and intangible assets. The investment in rental product does not include an additional $5.4 million of cost for units received in the current period but not yet paid for, but does include $(6.5) million of cost for units paid for in the current period but received in the prior period (see the Supplemental Cash Flow Information in Part II, Item 8. “Financial Statements and Supplementary Data”). The investment in rental product was to support our growth in customer demand. The majority of the investment in fixed and intangible assets was related to investments in automation assets, additional processing machinery and equipment for our Secaucus and Arlington warehouses. The cash used in investing activities was partially offset by $17.9 million of proceeds from the sale of owned rental product and $8.8 million of proceeds from the liquidation of rental product.
For the year ended January 31, 2022, net cash used in investing activities was $(22.5) million, primarily consisting of $(30.8) million of purchases of rental product and $(10.3) million of purchases of fixed and intangible assets. The investment in rental product did not include the additional $6.5 million of cost for units received in the current period but not yet paid for but did include $(3.6) million of cost for units paid for in the current period but received in the prior period (see Supplemental Cash Flow Information in Part II, Item 8. “Financial Statements and Supplementary Data”). The investment in rental product was to support growth in customer demand as a result of the COVID-19 recovery. The majority of the investment in fixed and intangible assets was related to investments in automation assets, additional processing machinery and equipment for the Secaucus and Arlington warehouses, reusable bags and capitalized technology labor. The cash used in investing activities was partially offset by $12.9 million of proceeds from sales of owned rental products and $5.7 million of proceeds from the liquidation of rental product.
Net cash provided by (used in) financing activities.    During the year ended January 31, 2023, net cash used in financing activities was $(4.0) million, consisting of other financing payments.

During the year ended January 31, 2022, net cash provided by financing activities was $215.2 million, consisting primarily of $327.3 million from the sale of Class A common stock in our IPO which is net of underwriting discounts of $(24.1) million and deferred equity issuance costs of $(5.6) million, $21.2 million from the issuance of redeemable preferred stock, $3.3 million from the exercise of options and $3.1 million of net proceeds from short term financing agreements and other financing payments. The cash from financing activities was partially offset by $(139.7) million in debt payments including deferred financing costs and extinguishment costs.
Contractual Obligations and Commitments
In October 2021, we paid down outstanding principal and accrued interest of our Ares Facility in full and a portion of our then-current Temasek facility and entered into the Amended Temasek Facility. In January 2023, we entered into the 2022 Amended Temasek Facility, which extended the maturity date and reduced cash interest payments over the next two years. As of January 31, 2023, we had approximately $272.5 million of total debt outstanding, none of which is payable within the next 12 months. See “Note 8 — Long-Term Debt” in the Notes to the Consolidated Financial Statements for more information.

See “Note 5 – Leases – Lessee Accounting” in the Notes to the Consolidated Financial Statements for our minimum fixed lease obligations under existing lease agreements as of January 31, 2023.

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

•Expected volatility. As a result of the lack of historical and implied volatility data of our common stock, the expected stock price volatility has been estimated based on the historical volatilities of a specified group of companies in our industry for a period equal to the expected life of the option. We selected companies with comparable characteristics, including enterprise value, risk profiles, and position within the industry, and with historical share price information sufficient to meet the expected term of the stock options. The historical volatility data has been computed using the daily closing prices for the selected companies.
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

Warrants
Warrants held prior to the IPO which did not meet the criteria for equity treatment were recorded as liabilities. Accordingly, we classified the warrants as liabilities at their fair value and adjusted the warrants to fair value at each previous reporting period. The liabilities were subject to re-measurement at each balance sheet date until exercised, and any change in fair value was recognized in our consolidated statements of operations. The warrants were valued using the Black-Scholes option pricing model. The assumptions used in preparing the model include estimates such as fair value of the underlying shares, expected volatility, expected term, risk-free interest rate and expected dividend yield. The valuation model used unobservable market share price input on a recurring basis, and therefore the liability was classified as Level 3. As of January 31, 2023 and January 31, 2022, the Company had no outstanding warrants classified as liabilities.
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

Interest Rate Risk
As of January 31, 2023, we had cash and cash equivalents of $154.5 million and $272.5 million of debt outstanding under the Temasek Facility. Cash and cash equivalents consist primarily of cash held in financial institutions within the United States and Ireland and cash in transit from third-party credit card providers. Borrowings under the Temasek Facility bear interest at fixed rates. We have minimal exposure to market risk relating to changes in interest rates as they can affect the amount of interest income we earn on our cash. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of January 31, 2023, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements.

Foreign Currency Risk
Our net revenue is denominated in U.S. dollars and a portion of our operating expenses are incurred outside the United States, denominated in foreign currencies. Accordingly, our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. As of January 31, 2023, a hypothetical 10% change in the relative value of the U.S. dollar to other currencies would not have had a material effect on our results of operations.

Inflation Risk
In recent months, inflation has continued to increase significantly in the United States and overseas resulting in rising transportation, wages, rental product and other costs. For a discussion of recent wage increases and transportation costs related, in part, to inflationary pressures, see “Impact of Macro and Consumer Environment on Our Business” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenue. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 8. Financial Statements and Supplementary Data

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	87
Consolidated Balance Sheets as of January 31, 2023 and 2022	88
Consolidated Statements of Operations for the Years ended January 31, 2023, 2022 and 2021	89
Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the Years ended January 31, 2023, 2022 and 2021	90
Consolidated Statements of Cash Flows for the Years ended January 31, 2023, 2022, and 2021	91
Notes to Consolidated Financial Statements
1. Business	93
2. Summary of Significant Accounting Policies	93
3. Liquidity	103
4. Restructuring and Related Charges	103
5. Leases- Lessee Accounting	103
6. Rental Product, Net	105
7. Fixed and Intangible Assets, Net	106
8. Long-Term Debt	107
9. Income Taxes	110
10. Accrued Expenses and Other Current Liabilities	114
11. Fair Value Measurements	114
12. Redeemable Preferred Stock	115
13. Stockholders’ Equity	115
14. Share-based Compensation Plans	117
15. Net Loss per Share Attributable to Common Stockholders	120
16. Commitments and Contingencies	120

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rent the Runway, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rent the Runway, Inc. and its subsidiary (the “Company”) as of January 31, 2023 and 2022, and the related consolidated statements of operations, of changes in redeemable preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
April 13, 2023

We have served as the Company’s auditor since 2020.

RENT THE RUNWAY, INC. Consolidated Balance Sheets
(In millions, except share and per share amounts)

	January 31,	January 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$154.5	$247.6
Restricted cash, current	3.1	5.4
Prepaid expenses and other current assets	14.5	11.7
Total current assets	172.1	264.7
Restricted cash	6.0	6.6
Rental product, net	78.7	76.3
Fixed assets, net	44.7	57.2
Intangible assets, net	4.1	6.4
Operating lease right-of-use assets	26.7	31.5
Other assets	3.9	4.8
Total assets	$336.2	$447.5
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$12.4	$15.9
Accrued expenses and other current liabilities	24.4	30.0
Deferred revenue	12.0	10.4
Customer credit liabilities	6.8	6.9
Operating lease liabilities	4.4	5.6
Total current liabilities	60.0	68.8
Long-term debt, net	272.5	260.8
Operating lease liabilities	38.3	46.4
Other liabilities	0.7	0.4
Total liabilities	371.5	376.4
Commitments and Contingencies (Note 16)
Stockholders’ equity (deficit)
Class A common stock, $0.001 par value; 300,000,000 shares authorized as of January 31, 2023 and 2022; 61,956,536 and 60,104,058 shares issued and outstanding as of January 31, 2023 and 2022, respectively	0.1	0.1
Class B common stock, $0.001 par value; 50,000,000 shares authorized as of January 31, 2023 and 2022; 3,066,251 and 2,932,739 shares issued and outstanding as of January 31, 2023 and 2022, respectively	—	—
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of January 31, 2023 and 2022; 0 shares issued and outstanding as of January 31, 2023 and 2022	—	—
Additional paid-in capital	904.5	872.2
Accumulated deficit	(939.9)	(801.2)
Total stockholders’ equity (deficit)	(35.3)	71.1
Total liabilities and stockholders’ equity (deficit)	$336.2	$447.5
The accompanying notes are an integral part of these consolidated financial statements.

RENT THE RUNWAY, INC. Consolidated Statements of Operations
(In millions, except share and per share amounts)

	Year Ended January 31,
	2023	2022	2021
Revenue:
Subscription and Reserve rental revenue	$268.6	$185.8	$135.9
Other revenue	27.8	17.5	21.6
Total revenue, net	296.4	203.3	157.5
Costs and expenses:
Fulfillment	92.2	61.9	53.0
Technology	55.4	45.3	37.7
Marketing	35.1	26.5	8.1
General and administrative	109.0	104.4	77.2
Rental product depreciation and revenue share	84.2	71.7	89.0
Other depreciation and amortization	16.4	19.4	23.0
Restructuring charges	2.4	—	—
Loss on asset impairment related to restructuring	5.3	—	—
Total costs and expenses	400.0	329.2	288.0
Operating loss	(103.6)	(125.9)	(130.5)
Interest income / (expense), net	(36.8)	(53.0)	(46.6)
Gain / (loss) on warrant liability revaluation, net	—	(24.9)	0.4
Gain / (loss) on debt extinguishment, net	—	(12.2)	(0.6)
Other income / (expense), net	1.5	3.9	6.2
Net loss before income tax benefit / (expense)	(138.9)	(212.1)	(171.1)
Income tax benefit / (expense)	0.2	0.3	—
Net loss	$(138.7)	$(211.8)	$(171.1)
Net loss per share attributable to common stockholders, basic and diluted	$(2.16)	$(8.51)	$(15.36)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	64,254,930	24,874,061	11,138,851

The accompanying notes are an integral part of these consolidated financial statements.

RENT THE RUNWAY, INC. Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share amounts)

	Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2020	26,992,271	$330.5	10,371,636	$—	$54.0	$(418.3)	$(364.3)
Issuance of redeemable preferred stock	4,145,650	57.6	—	—	—	—	—
Stock issued under stock incentive plan	—	—	84,885	—	0.5	—	0.5
Share-based compensation expense	—	—	—	—	8.2	—	8.2
Net loss	—	—	—	—	—	(171.1)	(171.1)
Balances as of January 31, 2021	31,137,921	388.1	10,456,521	—	62.7	(589.4)	(526.7)
Issuance of redeemable preferred stock	1,437,541	21.2	—	—	—	—	—
Conversion of redeemable preferred stock	(32,575,462)	(409.3)	32,575,462	0.1	409.2	—	409.3
Stock issued under stock incentive plan	—	—	583,439	—	3.3	—	3.3
Stock issued as part of IPO, net of offering costs	—	—	17,000,000	—	327.3	—	327.3
Issuance of warrants	—	—	—	—	6.4	—	6.4
Exercise of warrants	—	—	2,421,375	—	35.5	—	35.5
Reclassification of warrants	—	—	—	—	1.2	—	1.2
Share-based compensation expense	—	—	—	—	26.6	—	26.6
Net loss	—	—	—	—	—	(211.8)	(211.8)
Balances as of January 31, 2022	—	—	63,036,797	0.1	872.2	(801.2)	71.1
Stock issued under stock incentive plan	—	—	1,985,990	—	—	—	—
Issuance of warrants	—	—	—	—	6.9	—	6.9
Share-based compensation expense	—	—	—	—	25.4	—	25.4
Net loss	—	—	—	—	—	(138.7)	(138.7)
Balances as of January 31, 2023	—	$—	65,022,787	$0.1	$904.5	$(939.9)	$(35.3)
The accompanying notes are an integral part of these consolidated financial statements.

RENT THE RUNWAY, INC. Consolidated Statements of Cash Flows
(In millions)

	Year Ended January 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net loss	$(138.7)	$(211.8)	$(171.1)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Rental product depreciation and write-offs	46.2	45.6	55.9
Write-off of rental product sold	6.7	4.7	14.0
Other depreciation and amortization	16.4	19.5	24.1
(Gain) / loss from lease termination and write-off of fixed and intangible assets	0.6	—	—
Loss on asset impairment related to restructuring	4.9	—	—
Proceeds from rental product sold	(17.9)	(12.9)	(17.9)
(Gain) / loss from liquidation of rental product	(2.7)	(0.6)	0.9
Accrual of paid-in-kind interest	14.3	38.8	36.9
Settlement of paid-in-kind interest	—	(6.3)	—
Amortization of debt discount	4.3	5.9	5.0
Loss on debt extinguishment	—	12.2	0.6
Share-based compensation expense	25.4	26.6	8.2
Remeasurement of warrant liability	—	24.9	(0.4)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2.8)	(7.0)	0.3
Operating lease right-of-use assets	2.0	3.4	(0.4)
Other assets	0.9	(3.0)	1.8
Accounts payable, accrued expenses and other current liabilities	(3.9)	18.4	(4.5)
Deferred revenue and customer credit liabilities	1.5	4.7	(7.3)
Operating lease liabilities	(4.6)	(6.2)	11.4
Other liabilities	(0.3)	0.8	(0.3)
Net cash (used in) provided by operating activities	(47.7)	(42.3)	(42.8)
INVESTING ACTIVITIES
Purchases of rental product	(62.1)	(30.8)	(54.9)
Proceeds from liquidation of rental product	8.8	5.7	2.4
Proceeds from sale of rental product	17.9	12.9	17.9
Purchases of fixed and intangible assets	(8.9)	(10.3)	(23.8)
Net cash (used in) provided by investing activities	(44.3)	(22.5)	(58.4)
FINANCING ACTIVITIES
Proceeds from issuance of common stock upon IPO, net of offering costs	—	327.3	—
Proceeds from issuance of redeemable preferred stock	—	21.2	60.4
Proceeds from exercise of stock options under stock incentive plan	—	3.3	0.5
Proceeds from line of credit	—	—	15.0
Principal repayments on line of credit	—	—	(59.0)
Proceeds from long-term debt	—	—	155.0
Principal repayments on long-term debt	—	(135.0)	—
Debt extinguishment costs	—	(4.7)	—
Proceeds from short-term financing agreements	—	5.0	—
Other financing payments	(4.0)	(1.9)	(3.4)
Net cash (used in) provided by financing activities	(4.0)	215.2	168.5
Net (decrease) increase in cash and cash equivalents and restricted cash	(96.0)	150.4	67.3
Cash and cash equivalents and restricted cash at beginning of period	259.6	109.2	41.9
Cash and cash equivalents and restricted cash at end of period	$163.6	$259.6	$109.2
The accompanying notes are an integral part of these consolidated financial statements.

RENT THE RUNWAY, INC. Consolidated Statements of Cash Flows

(in millions)

	Year Ended January 31,
	2023	2022	2021
Reconciliation of Cash and Cash Equivalents and Restricted Cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$154.5	$247.6	$95.3
Restricted cash, current	3.1	5.4	3.4
Restricted cash, noncurrent	6.0	6.6	10.5
Total cash and cash equivalents and restricted cash	$163.6	$259.6	$109.2

Supplemental Cash Flow Information:
Cash payments (receipts) for:
Interest paid on loans	$19.8	$10.2	$3.7
Interest paid on financing leases	0.1	0.1	—
Fixed operating lease payments (reimbursements), net	13.5	15.8	2.6
Fixed assets and intangibles received in the prior period	0.8	0.5	2.1
Rental product received in the prior period	6.5	3.6	3.7
Non-cash financing and investing activities:
Financing lease right-of-use asset amortization	$0.5	$0.3	$0.2
ROU assets obtained in exchange for lease liabilities	1.2	0.9	0.1
Purchases of fixed assets and intangibles not yet settled	0.1	0.8	0.5
Purchases of rental product not yet settled	5.4	6.5	3.6
Reconciliation of loss on asset impairment:
Accrued expense related to the loss on asset impairment	$0.4	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

1.Business
Description of Business
Rent the Runway, Inc.’s (the “Company”) mission is to power women to feel their best every day. Launched in November 2009, the Company has built the world’s first and largest shared designer closet with tens of thousands of styles by hundreds of brand partners. The Company gives customers access to its “unlimited closet” through its subscription offering (“Subscription”) or the ability to rent a-la-carte through its reserve offering (“Reserve”). The Company’s corporate headquarters is located in Brooklyn, New York and the operational facilities are located in Secaucus, New Jersey, and Arlington, Texas. Its wholly-owned subsidiary, Rent the Runway Limited (the “Subsidiary”), is located in Galway, Ireland, and is focused on software development and support activities.
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

Fiscal Year
The Company operates on a fiscal calendar ending January 31. All references to fiscal year 2020 reflect the results of the 12-month period ending January 31, 2021. All references to fiscal year 2021 reflect the results of the 12-month period ending January 31, 2022. All references to fiscal year 2022 reflect the results of the 12-month period ending January 31, 2023. All references to fiscal year 2023 reflect the results of the 12-month period ending January 31, 2024.
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

In connection with the effectiveness of the Company’s IPO registration statement on Form S-1 (the “registration statement”), the Company recognized $14.4 million in share-based compensation expense for (i) certain restricted stock units (“RSUs”) that contain both service-based and liquidity-based vesting conditions that were satisfied upon the effectiveness of the registration statement and (ii) the fully vested portion of certain RSU awards that were granted upon the effectiveness of the IPO.

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
As of January 31, 2023, the effects of the macroeconomic environment on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
Concentrations of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash investments with high credit quality financial institutions. The Company believes no significant credit risk exists with respect to these financial instruments.
No single customer accounted for more than 5% of the Company’s revenue during the years ended January 31, 2023, 2022, and 2021.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include funds in transit from banks for customer credit card transactions that settle in less than seven days. These funds totaled $3.4 million and $3.5 million as of January 31, 2023 and 2022, respectively.

As of January 31, 2023 and 2022, the Company had $9.1 million and $12.0 million, respectively, of current and noncurrent restricted cash that consisted primarily of letters of credit pledged as security deposits for the headquarters and operational facilities leases.
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
The Company offers its customers an opportunity to purchase items prior to the end of their useful life. In such instances, the Company considers the disposal of rental product to be a sale and, as such, records the proceeds as other revenue and the net book value of the items at the time of sale as rental product depreciation in the consolidated statements of operations within rental product depreciation and revenue share. Write-offs for losses on lost, damaged, and unreturned apparel and accessories are also recorded within rental product depreciation and revenue share.

Once it is no longer considered rentable, rental product in a sellable condition is classified as held for sale and written down to salvage value. The value of rental product held for sale as of January 31, 2023 and 2022 was $3.0 million and $2.1 million, respectively. The accelerated depreciation related to rental product held for sale was $6.9 million, $3.9 million and $7.7 million for the years ended January 31, 2023, 2022, and 2021, respectively. The accelerated depreciation is presented on the consolidated statements of operations within rental product depreciation and revenue share.

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

The purchases of rental product as well as the proceeds from the sale and liquidation of rental product are classified as cash flows from investing activities on the consolidated statements of cash flows because the predominant activity of the rental product purchased is to generate rental revenue and such classification is consistent with the classification of long-term asset activity. Proceeds from the liquidation of rental product, net of costs to sell, were $8.8 million, $5.7 million and $2.4 million for the years ended January 31, 2023, 2022 and 2021, respectively. Proceeds from the sale of rental product were $17.9 million, $12.9 million and $17.9 million for the years ended January 31, 2023, 2022, and 2021, respectively.

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
Revenue Recognition
Subscription and a-la-carte rental fees (“Subscription and Reserve rental revenue”) are recognized in accordance with Accounting Standard Update (“ASU”) 2016-02, Leases, Topic 842 (“ASC 842”). Other revenue, primarily related to the sale of rental product, is recognized under ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”) at the date of delivery of the product to the customer. Other revenue represented 9%, 9%, and 14% of total revenue for the years ended January 31, 2023, 2022 and 2021, respectively.
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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The Company recognizes a liability at the time a customer credit or a gift card is issued, and revenue is recognized upon redemption of the credit or gift card. The Company’s customer credit liability is presented on the consolidated balance sheets. During the year ended January 31, 2023, $1.9 million of credits included in the customer credit liability as of January 31, 2022 were redeemed. Customer credits and gift cards do not have expiration dates. Over time, a portion of these instruments is not redeemed. The Company recognizes breakage income related to these instruments based on the redemption pattern method. The Company continues to maintain the full liability for the unredeemed portion of the credits and gift cards when the Company has any legal obligation to remit such credits to government authorities in relevant jurisdictions.
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
The Company accrues for credits and refunds issued subsequent to the balance sheet date that relate to rentals prior to the balance sheet date. These amounts were not material as of January 31, 2023 and 2022.

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

Other Revenue
Other revenue consists primarily of revenue from the sale of rental product. The Company recognizes revenue from the sale of rental product in accordance with ASC 606. Sale of rental product occurs when a customer purchases rental product at a discounted price, calculated as a percentage of retail value. Payment is due upon order confirmation and there is no financing component. The single performance obligation associated with rental product sales is generally satisfied upon delivery of the rental product to the customer. The Company does not have any material contractual assets or liabilities with respect to other revenue as of January 31, 2023 and 2022.

From time to time, Other revenue may include revenue generated from pilots and other growth initiatives which may cause quarterly fluctuations in the Other revenue line.
Lease - Lessee Accounting
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

Lease payments are based on fixed amounts explicit in the lease agreements. Certain real estate leases include payments at variable amounts based on operating expenses of the lessor, such as common area charges, real estate taxes and insurance. Most equipment leases include variable sales tax payments based on state sales tax rates. Additionally, the Company procures a portion of its rental product from brand partners under revenue share arrangements, which are considered variable lease payments. See Note 5 - Leases – Lessee Accounting for additional details.

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
Accounts receivable, net consists primarily of amounts due from third party liquidation and Exclusive Design wholesale partners that do not bear interest. The Company records an allowance for doubtful accounts taking into consideration historical losses adjusted for current market conditions, the financial condition of the customer, the amount of receivables in dispute, and the current receivables aging and payment patterns. Accounts receivable, net was $4.0 million and $1.1 million as of January 31, 2023 and 2022, respectively. The allowance for doubtful accounts was immaterial as of January 31, 2023 and 2022. As of January 31, 2023, one third party partner represented the majority of the Company’s accounts receivable balance.

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

Marketing
Marketing expenses include online and mobile marketing, search engine optimization and email costs, marketing payroll and related expenses, agency fees, printed collateral, consumer research, and other related costs. Advertising costs amounted to $30.7 million, $20.6 million, and $4.2 million for the years ended January 31, 2023, 2022, and 2021, respectively. Costs associated with advertising campaigns are expensed when the advertising first appears in the media, and other advertising costs are expensed as incurred.

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
The Company has granted two types of RSUs. Prior to the effectiveness of the Company’s IPO, the Company granted RSUs which vest only upon satisfaction of both time-based service and liquidity-based conditions. The Company records share-based compensation expense for such RSUs on an accelerated attribution method over the requisite service period and only once the liquidity-based condition is satisfied. The liquidity-based vesting condition was satisfied upon the effectiveness of the Company’s IPO. Share-based compensation related to any remaining time-based service for these RSUs after the liquidity-based event is recorded over the remaining requisite service period. Post IPO, the Company has granted RSUs which vest upon satisfaction of a single time-based service condition. The Company records share-based compensation expense for these RSUs on a straight-line basis over the requisite service period. See Note 14 - Share-based Compensation Plans for a description of the accounting for share-based awards.

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

The Company recorded asset impairment charges of $5.3 million, of which $4.9 million related to the write-off of fixed assets and $0.4 million related to accrued expenses, during the year ended January 31, 2023, related to discontinuing two warehouse operations projects in the third and fourth quarters of fiscal year 2022 in connection with the September 2022 restructuring plan as described in Note 4, Restructuring and Related Charges. No impairment losses were recognized during the years ended January 31, 2022 and 2021 except for the write-off of apparel and accessories in the normal course of business (see Rental Product disclosure).

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

Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities outstanding for the period. For purposes of this calculation, redeemable preferred stock, stock options to purchase common stock, warrants to purchase common and redeemable preferred stock, and RSUs are considered potentially dilutive securities but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

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
Insurance Proceeds
During the year ended January 31, 2022, the Company recorded insurance recoveries of $4.0 million related to a network issue during the year ended January 31, 2020. The amount is recorded in other income / (expense), net in the consolidated statements of operations.

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
Recently Issued and Adopted Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improves the consistency in application of other areas by clarifying and amending existing guidance. This standard is effective for annual reporting periods beginning after December 15, 2021, and interim periods within those years, and early adoption is permitted. Certain amendments of this standard may be adopted on a retrospective basis, modified retrospective basis or prospective basis. The Company adopted this standard on February 1, 2022 on a prospective basis, and the adoption of this standard did not have a material impact on the consolidated financial statements.
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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

3.Liquidity
The Company has incurred a net loss from operations since inception and has historically relied upon debt and equity financing to fund its operations. The Company experienced revenue and subscriber growth in fiscal year 2022. However, we believe that macroeconomic factors, including sensitivity to increased pricing impacted active subscriber levels in fiscal year 2022.
In September 2022, the Company announced a restructuring plan that is now expected to generate annual operating expense savings of approximately $25 million (relative to the second quarter of fiscal year 2022 run rate) in fiscal year 2023. Actual savings may differ from these estimates.
While the Company experienced revenue growth in fiscal years 2021 and 2022, to the extent that the Company is further impacted by macroeconomic trends, the Company has established plans to preserve existing cash liquidity, which includes additional reductions to labor, operating expenses, and/or capital expenditures.
As of January 31, 2023, the Company held cash and cash equivalents of $154.5 million. The Company believes that it will have sufficient liquidity from cash on-hand and future operations to sustain its business operations, to satisfy its debt service obligations and to comply with its debt covenants for at least the next twelve months from the date these financial statements are issued. Refer to Note 8 - Long-Term Debt for details of the amendment to refinance the Temasek debt facility in January 2023.
4.Restructuring and Related Charges
On September 12, 2022, the Company announced a restructuring plan to reduce costs, streamline its organizational structure and drive operational efficiencies. The plan primarily included total workforce reductions of approximately 24% of corporate employees (primarily a reduction in force, with some open role closures/reduced backfills), reorganizing certain functions and reallocating resources to continue to focus on customer experience and growth initiatives.
Restructuring charges of $2.4 million for severance and related costs were recognized during the year ended January 31, 2023 and are reflected in Restructuring charges on the Company’s Consolidated Statements of Operations. Accrued restructuring charges as of January 31, 2023 were immaterial.

The Company recorded asset impairment charges of $5.3 million, of which $4.9 million related to the write-off of fixed assets and $0.4 million related to accrued expenses, during the year ended January 31, 2023, related to discontinuing two warehouse operations projects during the third and fourth quarters of fiscal year 2022 in connection with the September 2022 restructuring plan. The charge is reflected in Loss on asset impairment related to restructuring on the Company’s Consolidated Statements of Operations.
5.Leases - Lessee Accounting
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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The Company’s real estate and equipment lease terms generally range from less than one year to 14 years and certain agreements include renewal options. To the extent that the Company is reasonably certain to exercise a lease renewal option, the assumption is included in the calculation of ROU assets and lease liabilities. During the year ended January 31, 2021, the Company signed an amendment to extend the lease term of its operational facilities in Secaucus, New Jersey, which resulted in an adjustment of $5.1 million to the related ROU assets and lease liabilities, as a result of lease modification accounting. No renewal options were included in the ROU assets and lease liabilities on the consolidated balance sheets as of January 31, 2023 and 2022.

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

During the year ended January 31, 2023, the Company amended the operating lease for its corporate headquarters in Brooklyn, NY, the terms of which terminated one floor of the leased space. The partial lease termination of the corporate headquarters leased space resulted in a reduction of $10.6 million in the Company’s future minimum fixed lease obligations as of the lease modification date. The Company treated the partial lease termination amendment as a lease modification as of the effective date which resulted in an adjustment of $3.7 million and $1.4 million to the related lease liabilities and right-of-use assets, respectively. The Company recorded a gain on the partial termination of $1.8 million and a loss on surrender of the related fixed assets, primarily leasehold improvements, of $1.9 million, both of which are recorded on the consolidated statements of operations within general and administrative expenses.

As of January 31, 2023 and 2022, the weighted-average remaining lease term for operating leases was 8.38 years and 8.93 years, respectively, and the weighted-average discount rate was 16.26% and 16.82%, respectively. As of January 31, 2023 and 2022, the weighted-average remaining lease term for financing leases was 2.18 years and 2.25 years, respectively, and weighted-average discount rate was 16.41% and 11.77%, respectively.

The following table summarizes the components of lease costs incurred by the Company during the years ended January 31, 2023, 2022 and 2021:

	January 31,
	2023	2022	2021
Operating lease costs	$11.3	$12.9	$13.1
Short-term lease costs	—	0.1	2.4
Total fixed lease costs	11.3	13.0	15.5
Variable lease costs	30.7	22.7	19.8
Total lease costs	42.0	35.7	35.3
Sublease income	(3.2)	(4.0)	(1.8)
Total lease costs, net	$38.8	$31.7	$33.5

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The following table summarizes the Company’s minimum fixed lease obligations under existing agreements as a lessee, excluding variable payments and short-term lease payments, as of January 31, 2023:

	Operating	Financing
Fiscal year:
2023	$10.9	$0.6
2024	9.5	0.5
2025	8.2	0.2
2026	8.1	—
2027	7.9	—
Thereafter	34.7	—
Total minimum lease payments	79.3	1.3
Imputed interest	(36.6)	(0.2)
Lease liabilities as of January 31, 2023	$42.7	$1.1

6.Rental Product, Net
Rental product, net consisted of the following:

	January 31,	January 31,
	2023	2022

Apparel	$156.7	$164.4
Accessories	5.9	6.8
	162.6	171.2
Less accumulated depreciation	(83.9)	(94.9)
Rental product, net	$78.7	$76.3
Depreciation and write-offs related to rental product, including write-offs of rental products sold, was $52.9 million, $50.3 million, and $69.9 million for the years ended January 31, 2023, 2022, and 2021, respectively.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

7.Fixed and Intangible Assets, Net
Fixed and intangible assets, net consisted of the following:

	January 31,	January 31,
	2023	2022
Leasehold improvements	$53.8	$55.4
Machinery and equipment	45.9	48.3
Reusable packaging	3.5	6.0
Computer hardware	4.5	5.1
Furniture and fixtures	3.9	4.3
Financing lease ROU assets	2.2	1.4
	113.8	120.5
Less accumulated depreciation	(69.1)	(63.3)
Fixed assets, net	$44.7	$57.2

Software assets	$20.9	$23.2
Less accumulated amortization	(16.8)	(16.8)
Intangible assets, net	$4.1	$6.4

Depreciation related to fixed assets was $12.7 million, $14.8 million, and $18.4 million for the years ended January 31, 2023, 2022, and 2021, respectively. Amortization of intangible assets was $3.7 million, $4.7 million, and $5.7 million for the years ended January 31, 2023, 2022, and 2021, respectively. See Note 5 — Leases – Lessee Accounting for further details related to the finance lease ROU assets included in fixed assets on the consolidated balance sheets.

As of January 31, 2023, expected amortization of intangible assets (excluding software projects not yet deployed) is as follows:

Fiscal year:
2023	$2.0
2024	0.6
2025	—
Thereafter	—
Total future amortization	$2.6

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

8.Long-Term Debt
Summary
The following table summarizes the Company’s line of credit and long-term debt outstanding as of January 31, 2023 and 2022:

	January 31,	January 31,
	2023	2022
Temasek Facility principal outstanding	$271.6	$271.6
Add: payment-in-kind interest	17.8	3.5
Less: unamortized debt discount	(16.9)	(14.3)
Temasek Facility, net	272.5	260.8
Less: current portion of long-term debt	—	—
Total noncurrent line of credit and long-term debt	$272.5	$260.8
Bank of America Line of Credit
In April 2019, the Company entered into a Credit Agreement with Bank of America and an asset-backed revolving credit facility (the “Line of Credit”) was put in place with Bank of America as agent and a lender, and Barclays Bank PLC and Goldman Sachs Bank USA as additional lenders.

In October 2020, the Company entered into a new secured term loan senior credit agreement with Ares Corporate Opportunities Fund V, L.P. (the “Ares Facility” described below) and repaid all outstanding principal on the Line of Credit, and terminated the credit commitments. During the year ended January 31, 2021, the Company recognized a $0.6 million loss on debt extinguishment related to this transaction. There were no outstanding balances as of January 31, 2023 and 2022.
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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

In October 2021, the Company used proceeds from the IPO to pay down the Subsequent Temasek Commitments of $30.0 million outstanding principal and interest in full. Concurrently, the Company entered into an amendment to the Temasek Facility (the “2021 Temasek Facility Amendment”). The Temasek Facility as amended by the 2021 Temasek Facility Amendment is referred to as the “2021 Amended Temasek Facility”. This transaction was accounted for as a debt modification. The terms of the 2021 Temasek Facility Amendment provide for, among other things, (i) an extension of the maturity to October 2024, (ii) an outstanding principal under the 2021 Amended Temasek Facility of $271.6 million (with no additional debt proceeds having been funded and after giving effect to the repayment described below), and (iii) an amended interest rate of 12% with up to 5% payable in kind. On the effective date of the 2021 Temasek Facility Amendment, the Company paid down an additional $30.0 million of the outstanding principal of the 2021 Amended Temasek Facility, for a total of $60.0 million principal paydown on the Temasek Facility and 2021 Amended Temasek Facility.
The effective interest rate for the Temasek Facility for the period from the date of issuance through the date of the 2021 Temasek Facility Amendment was 15.95%. The debt discount associated with the Initial Temasek Commitments was fully accreted when the Company entered into the 2021 Temasek Facility Amendment.

In October 2021, in connection with the 2021 Amended Temasek Facility, the Company recorded a debt discount of $15.3 million, of which $0.2 million related to lender fees, $5.3 million related to the allocation of proceeds to warrants issued in relation to the 2021 Amended Temasek Facility, $1.0 million related to the extension of the term of warrants issued in relation to the Temasek Facility, and $8.8 million related to fees incurred to amend the 2021 Amended Temasek Facility. These amounts are being accreted to the principal amount of the 2021 Amended Temasek Facility through the recognition of noncash interest expense.

In January 2023, the Company entered into an amendment to the 2021 Amended Temasek Facility (“2022 Temasek Facility Amendment”). The 2021 Amended Temasek Facility as further amended by the 2022 Temasek Facility Amendment is referred to as the “2022 Amended Temasek Facility”. This transaction was accounted for as a debt modification. The terms of the amendment provide for, (i) an extension of the maturity to October 2026, (ii) a reduction of the cash portion of the interest rate to 2% per year through July 2024, increasing to 5% thereafter for the duration of the 2022 Amended Temasek Facility, and (iii) a 1% increase in the total interest rate in February 2024 from 12% to 13% and annual rate increases of 1% thereafter for the duration of the 2022 Amended Temasek Facility. In connection with the 2022 Temasek Facility Amendment, the Company granted a warrant to purchase up to 2 million shares of the Company’s Class A common stock at an exercise price of $5.00 per share. The warrant will expire on January 31, 2030. The effective interest rate for the 2021 Amended Temasek Facility for the period from the date of issuance through the date of the 2022 Amended Temasek Facility was 14.29%. The effective interest rate for the 2022 Amended Temasek Facility as of January 31, 2023 was 15.15%.

In January 2023, in connection with the 2022 Amended Temasek Facility, the Company recorded a debt discount of $6.9 million related to the allocation of proceeds to warrants issued. These amounts are being accreted to the principal amount of the 2022 Amended Temasek Facility through the recognition of noncash interest expense.

The 2022 Amended Temasek Facility did not change the covenants under the 2021 Amended Temasek Facility, which require the Company to comply with specified nonfinancial covenants including, but not limited to, restrictions on the incurrence of debt, payment of dividends, making of investments, sale of assets, mergers and acquisitions, modifications of certain agreements and its fiscal year, and granting of liens. Additionally, the 2022 Amended Temasek Facility includes a minimum liquidity maintenance covenant of $50.0 million. The 2022 Amended Temasek Facility also contains various events of default, the occurrence of which could result in the acceleration of obligations for the Company.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The Company determined that all of the embedded features of the Temasek Facility, 2021 Amended Temasek Facility, and 2022 Amended Temasek Facility were clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s consolidated financial statements.
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

In October 2021, the Company paid down the Ares Facility outstanding principal and accrued interest in full and terminated the Ares Facility. The Company recognized a $12.2 million loss on debt extinguishment related to this transaction. There were no outstanding balances as of January 31, 2023 and 2022.
Covenants
The Company was in compliance with all applicable financial and nonfinancial covenants as of January 31, 2023.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

9.Income Taxes

The Company’s net loss before income tax benefit / (expense) from income taxes includes the following components:

	Year Ended January 31,
	2023	2022	2021
Domestic	$(139.5)	$(212.6)	$(171.4)
Foreign	0.6	0.5	0.3
Net loss before income tax benefit / (expense)	$(138.9)	$(212.1)	$(171.1)

Total income taxes allocated to operations are as follows:

	Year Ended January 31,
	2023	2022	2021
Current provision:
Federal	$—	$—	$—
State and local	—	—	—
Foreign	—	—	—
Total current provision	—	—	—
Deferred provision:
Federal	—	—	—
State and local	—	—	—
Foreign	0.2	0.3	—
Total deferred provision	0.2	0.3	—
Total income tax benefit / (expense)	$0.2	$0.3	$—

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	Year Ended January 31,
	2023	2022
Deferred tax assets:
Federal and state net operating loss carryforwards	$158.1	$149.7
Customer credit liabilities	1.9	1.9
Interest limitation	50.0	40.5
Capitalized R&D expenses	10.1	—
Tax credits	5.7	4.2
Share-based compensation	2.4	3.3
Operating lease liabilities	11.8	14.4
Other	0.7	0.4
Total deferred tax assets	240.7	214.4
Deferred tax liabilities:
Fixed assets	(0.1)	(4.2)
Operating lease right-of-use assets	(7.6)	(8.9)
Total deferred tax liabilities	(7.7)	(13.1)
Net deferred tax assets before valuation allowance	233.0	201.3
Less valuation allowance	(232.4)	(201.0)
Net deferred tax assets	$0.6	$0.3

Provisions enacted in the Tax Reform Act in December 2017 related to the capitalization of research and experimental expenditures became effective on January 1, 2022. These provisions require us to capitalize research and experimental expenditures and amortize them for tax purposes over five or fifteen years, depending on where the research is conducted. The capitalized expenses do not significantly impact our effective tax rate.

As of January 31, 2023 and 2022, the Company maintained a valuation allowance against all of its U.S. deferred tax assets since, in the judgment of management, the realization of these assets was not considered more likely than not. The net change in the total valuation allowance for the years ended January 31, 2023 and 2022 was an increase of $31.4 million and $42.0 million, respectively. The Company’s deferred tax assets are included in other assets on the consolidated balance sheets.

As of January 31, 2023, the Company had federal net operating loss tax carryforwards of approximately $596.0 million. Approximately $152.0 million of the net operating loss carryforwards will expire at various times through 2038, while $444.0 million will not expire.

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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The benefit for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate to pretax loss because of the effect of the following items:

	Year Ended January 31,
	2023	2022	2021
Compute “expected” tax benefit	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	(0.01)%	(0.01)%	(0.01)%
Valuation of warrants	—%	(2.47)%	—%
Nondeductible transaction costs	—%	(0.44)%	—%
Nondeductible compensation	(1.95)%	(1.17)%	—%
Share-based compensation	(0.48)%	(0.35)%	(0.38)%
Current year change in valuation allowance	(19.34)%	(16.90)%	(21.55)%
Other	1.00%	0.48%	0.94%
Income tax benefit (expense)	0.22%	0.14%	—%
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

The following table summarizes the unrecognized tax benefit activity for the periods indicated:

	Year Ended January 31,
	2023	2022	2021
Balance as of the beginning of the period	$0.7	$0.6	$—
Additions based on tax positions related to the current year	0.2	0.1	0.2
Additions for tax positions of prior years	—	—	0.4
Reductions for tax positions of prior years	—	—	—
Lapse of statute of limitations	—	—	—
Settlements	—	—	—
Balance as of the end of the period	$0.9	$0.7	$0.6

The amount of unrecognized tax benefits included on the consolidated balance sheets as of January 31, 2023 and 2022 are $0.9 million and $0.7 million, respectively.

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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The Company is subject to United States federal and state taxation, as well as subject to taxation in Ireland. The Company may be subject to examination by the Internal Revenue Service (“IRS”) and as of January 31, 2023, tax year 2019 and years filed thereafter remain open to examination. These examinations may result in proposed adjustments to the Company’s income tax liability or tax attributes with respect to years under examination as well as subsequent periods.

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

On August 16, 2022, Congress passed the Inflation Reduction Act of 2022. The key tax provisions applicable to the Company are a 15% corporate minimum tax on book income and a 1% excise tax on stock repurchases effective January 1, 2023. We do not expect these tax law changes to have a material impact on the Companies consolidated financial position; however, we will continue to evaluate their impact as further information becomes available.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

10.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	January 31,	January 31,
	2023	2022
Accrued operating and general expenses	$6.0	$8.6
Revenue share payable	5.3	6.7
Accrued interest	5.1	5.0
Accrued payroll related expenses	4.7	4.0
Short-term financing	—	3.5
Sales and other taxes	2.7	1.6
Gift card liability	0.6	0.6
Accrued expenses and other current liabilities	$24.4	$30.0
11.Fair Value Measurements
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

As of January 31, 2023 and 2022, the carrying amounts of the Company’s cash and cash equivalents, current and noncurrent restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximated their estimated fair value due to their relatively short maturities.

The Company’s long-term debt is reported at carrying value on the consolidated balance sheet. Refer to Note 8 - Long-Term Debt. The Company estimates the fair value of its long-term debt based on recently reported market transactions for similar financial instruments by companies with similar credit ratings and, as such, are classified as Level 2 within the fair value hierarchy. As of January 31, 2023, the estimated fair value of the Company’s long-term debt approximates its carrying value.

The Company’s warrant liabilities were reported at fair value on the Company’s consolidated balance sheet. The warrant liabilities were valued using a Black-Scholes option pricing model. The assumptions used in preparing the model include estimates such as volatility, contractual terms, dividend yield, expiration dates and risk-free interest rates. Prior to the Company’s IPO, this valuation model used unobservable market share price input on a recurring basis, and therefore was considered a Level 3 liability.
The following table presents a roll forward of the fair value of the Level 3 liabilities for the year ended January 31, 2022:

Warrant Liability
Balance as of January 31, 2021	$11.8
Issuance of common stock warrants	0.5
Changes in estimated fair value	24.4
Exercise of warrants	(35.5)
Reclassification to equity-classified warrants	(1.2)
Balance as of January 31, 2022	$—

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The Company issued a warrant for 40,828 shares of common stock with a fair value at issuance of $0.5 million, included in the gain / (loss) on warrant liability revaluation, net on the consolidated statement of operations for the year ended January 31, 2022.

The warrants for 1,651,701 and 40,828 shares of common stock, respectively, were automatically exercised and converted to an aggregate of 1,691,723 shares of Class A common stock through cashless exercise upon completion of the Company’s IPO. These warrants were adjusted to a fair value of $35.5 million immediately prior to exercise.
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
There were no outstanding liability-classified warrants as of January 31, 2023 and 2022.
12.Redeemable Preferred Stock
During the year ended January 31, 2021, the Company sold 4,145,650 shares of Series G redeemable preferred stock in exchange for $57.6 million. During the year ended January 31, 2022, the Company sold an additional 1,437,541 shares of Series G redeemable preferred stock in exchange for $21.2 million. Upon consummation of the IPO, the Company accreted the carrying value of $409.3 million of the redeemable preferred stock to the liquidation value of $414.9 million and the Company’s 32,575,462 outstanding shares of redeemable preferred stock were converted into 32,575,462 shares of the Company’s Class A common stock. The accretion to liquidation value did not have a net impact on the Company’s additional paid-in capital. There was no outstanding redeemable preferred stock as of January 31, 2023 and 2022.
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
13.Stockholders’ Equity
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

Preferred Stock
Upon the IPO, the Company authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. No shares were issued or outstanding as of January 31, 2023.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

Warrants
As of January 31, 2023 and 2022, the Company had the following outstanding warrants:

	January 31, 2023
Outstanding Warrants	Date Issued	Number of Shares	Class of Shares	Exercise Price	Fair Value at Issuance
Equity classified:
TriplePoint	Nov-16	82,891	Common	$7.54	$0.3
TriplePoint	Jun-17	18,236	Common	7.54	0.1
TriplePoint	Sep-17	14,920	Common	7.54	0.1
TriplePoint	Jan-18	16,578	Common	7.54	0.1
TriplePoint	Apr-18	16,578	Common	7.54	0.1
TriplePoint	Nov-15	35,215	Common	17.04	0.2
TriplePoint	Jun-16	28,172	Common	17.04	0.2
TriplePoint	Sep-16	24,650	Common	17.04	0.1
Double Helix (Temasek)	Oct-21	394,343	Common	21.00	5.3
Double Helix (Temasek)	Jan-23	2,000,000	Common	5.00	6.9
		2,631,583			$13.4
The warrant for 730,000 shares of common stock issued to Double Helix (Temasek) in July 2018 with an exercise price of $27.40 per share expired unexercised during the year ended January 31, 2023.

See Note 8 - Long-Term Debt for details of the warrants issued to Temasek in January 2023.

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
There were no outstanding liability-classified warrants as of January 31, 2023 and 2022.

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
As of January 31, 2023 and 2022, all outstanding warrants were equity-classified and recorded as additional paid-in capital. Equity-classified contracts are not subsequently remeasured unless reclassification is required from equity to liability classification.
14.Share-based Compensation Plans

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

Amended and Restated 2021 Incentive Award Plan

The Company's Amended and Restated 2021 Incentive Award Plan (the "2021 Plan") was adopted by its board of directors and approved by stockholders in October 2021 and became effective upon the effective date of the IPO. The 2021 Plan replaced the 2019 Plan, and no further grants will be made under the 2019 Plan. The terms of equity awards granted under the 2021 Plan in the year ended January 31, 2022 were generally consistent with those granted under the 2019 Plan, as described above. RSUs granted under the 2021 Plan in the year ended January 31, 2022 generally vest over four years and do not have liquidity-based vesting conditions. RSUs granted under the 2021 Plan during the year ended January 31, 2023 have a shorter vesting period of one to two years. As of January 31, 2023, there were 7,224,952 shares of Class A common stock available for issuance under the 2021 Plan. There will not be any further equity grants of Class B common stock.

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

	Year Ended January 31,
	2022	2021
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	68.26%	63.91%
Expected term (in years)	6.00	4.89
Risk-free interest rate	1.02%	0.34%
Stock Options
Stock option activity during the period indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balances as of January 31, 2022	9,470,170	$7.33	7.17	$2.1
Granted	—	—
Exercised	(13,100)	2.84
Forfeited	(1,396,423)	7.40
Balances as of January 31, 2023	8,060,647	$7.33	6.37	$0.4
Exercisable as of January 31, 2023	5,831,046	$7.16	5.76	$0.4
There were no stock options granted during the year ended January 31, 2023. The total intrinsic value of stock options exercised for the year ended January 31, 2023 was nominal.
As of January 31, 2023, there was $8.4 million of unrecognized compensation cost related to stock options granted that is expected to be recognized over a weighted average period of 2.2 years.
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
RSUs
RSUs activity during the period indicated is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of January 31, 2022	2,428,574	$11.32
Granted	6,693,775	4.83
Vested/Released	(1,972,890)	9.45
Forfeited	(1,173,338)	6.40
Unvested and outstanding as of January 31, 2023	5,976,121	$5.64

As of January 31, 2023, there was $14.7 million of unrecognized compensation cost related to RSUs granted that is expected to be recognized over a weighted average period of 1.5 years.

During the year ended January 31, 2022, the Company recognized $14.4 million of compensation cost upon effectiveness of the Company’s IPO, related to (i) certain RSUs that contain both service-based and liquidity-based vesting conditions satisfied upon the effectiveness of the registration statement and (ii) the fully vested portion of certain RSU awards that were granted upon the effectiveness of the IPO.
Share-Based Compensation Summary
The classification of share-based compensation for the years ended January 31, 2023, 2022 and 2021, respectively, presented within each line item of the consolidated statements of operations is as follows:

	Year Ended January 31,
	2023	2022	2021
Technology	$5.9	$4.2	$2.0
Marketing	0.5	1.0	0.4
General and administrative	19.0	21.4	5.8
Total share-based compensation	$25.4	$26.6	$8.2

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

15.Net Loss per Share Attributable to Common Stockholders
The Company computes net loss per share attributable to common stockholders under the two-class method required for multiple classes of common stock and participating securities. The rights of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the net loss per share attributable to common stockholders will be the same for Class A and Class B common stock on an individual or combined basis.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended January 31,
	2023	2022	2021
Numerator:
Net loss attributable to common stockholders	$(138.7)	$(211.8)	$(171.1)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	64,254,930	24,874,061	11,138,851
Net loss per share attributable to common stockholders, basic and diluted	$(2.16)	$(8.51)	$(15.36)
The following potentially dilutive outstanding securities based on amounts outstanding at each period end were excluded from the computation of diluted loss per share attributable to common stockholders because including them would have been anti-dilutive:

	Year Ended January 31,
	2023	2022	2021

Redeemable preferred stock	—	—	31,137,921
Stock options	8,060,647	9,470,170	6,060,107
Common stock warrants	2,631,583	1,361,583	2,530,904
Preferred stock warrants	—	—	164,664
RSUs	5,976,121	2,428,574	—
Total	16,668,351	13,260,327	39,893,596
As of January 31, 2021, RSUs to be settled in 1,509,601 shares of common stock were excluded from the table above because they were subject to liquidity-based vesting conditions that were not satisfied.
16.Commitments and Contingencies
The Company had restricted cash balances for cash collateralized standby letters of credit as of January 31, 2023 and 2022 of $9.1 million and $12.0 million, primarily to satisfy security deposit requirements on its leases.

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

On November 14, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the Eastern District of New York against the Company, certain of its officers and directors, and the underwriters of its IPO, entitled Rajat Sharma v. Rent the Runway, Inc., et al. 22-cv-6935. The complaint alleges that the defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements, and by omitting material facts necessary to make the statements made therein not misleading concerning, inter alia, the Company’s growth at the time of the IPO. The lawsuit seeks, among other things, compensatory damages, an award of attorneys’ fees and costs and such other relief as deemed just and proper by the court. The Company intends to vigorously defend against these claims. The Company believes it has meritorious defenses to the claims of the plaintiff and members of the class and any liability for the alleged claims is not currently probable and the potential loss or range of loss is not reasonably estimable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of January 31, 2023 because of the material weaknesses in our internal control over financial reporting described below.
Notwithstanding the below identified material weaknesses, management believes the consolidated financial statements as included in Part II, Item 8 of this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2023, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of January 31, 2023, our internal control over financial reporting was not effective due to the existence of material weaknesses described below.

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to the JOBS Act because the Company is an “emerging growth company” as defined in Rule 12b-2 under the Exchange Act.

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
We have performed extensive work with personnel responsible for the design and operating effectiveness of internal control over financial reporting in our efforts to ensure that appropriate evidence is maintained. We are continuing to implement comprehensive access control protocols for our enterprise resource planning environment in order to implement restrictions on user and privileged access to certain applications, establishing additional controls over segregation of duties and the preparation and review of journal entries, implementing controls to review the activities for those users who have privileged access and program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.
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
Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information

On April 7, 2023, the Company’s Board of Directors elected Emil Michael to serve as a Class III director, effective May 1, 2023 (the “Effective Date”). Mr. Michael was also appointed to serve as a member of the Company’s Nominating and ESG Committee, effective on the Effective Date. Mr. Michael will receive an annual cash retainer of $40,000 and an award of 29,516 restricted stock units (“RSUs”) to be granted immediately following the Company’s 2023 annual meeting of stockholders. The RSU award will vest as of the earlier of (i) the first anniversary of the date of grant or (ii) immediately before the next annual meeting of stockholders following the date of RSU grant, subject to Mr. Michael’s continued service through such vesting date. The Company expects to enter into the Company’s standard form of indemnification agreement with Mr. Michael.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference from our Proxy Statement for the 2023 Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the SEC within 120 days of the year ended January 31, 2023.
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

3. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing date

3.1	Amended & Restated Certificate of Incorporation	8-K	001-40958	3.1	10/29/2021

3.2	Amended & Restated Bylaws	8-K	001-40958	3.2	10/29/2021

4.1	Specimen Class A common stock certificate	S-1	333-260027	4.1	10/04/2021
4.2	Eighth Amended and Restated Investors’ Rights Agreement (the “IRA”) by and among the Company and certain of its stockholders, dated April 30, 2020, as amended by that amendment No. 1 to the IRA, dated October 26, 2020 and that amendment No. 2 to the IRA, dated April 30, 2021	S-1	333-260027	4.2	10/04/2021
4.3	Description of Capital Stock	10-K	001-40958	4.3	04/14/2022
10.1+	2009 Stock Incentive Plan	S-1/A	333-260027	10.2	10/18/2021
10.2+	Form of Incentive Stock Option Agreement (2009 Plan)	S-1/A	333-260027	10.3	10/18/2021
10.3+	Form of Nonstatutory Stock Option Agreement (2009 Plan)	S-1/A	333-260027	10.4	10/18/2021
10.4+	2019 Stock Incentive Plan	S-1/A	333-260027	10.5	10/18/2021
10.5+	Form of Incentive Stock Option Agreement (2019 Plan)	S-1/A	333-260027	10.6	10/18/2021
10.6+	Form of Nonstatutory Stock Option Agreement (2019 Plan)	S-1/A	333-260027	10.7	10/18/2021
10.7+	Form of Restricted Stock Unit Agreement (2019 Plan)	S-1/A	333-260027	10.8	10/18/2021
10.8+	Amended and Restated 2021 Incentive Award Plan	S-1/A	333-260027	10.9	10/18/2021

10.9+	Form of Stock Option Agreement (2021 Plan)	S-1/A	333-260027	10.10	10/18/2021

10.10+	Form of Restricted Stock Unit Agreement (2021 Plan)	S-1/A	333-260027	10.11	10/18/2021

10.11+	Form of Restricted Stock Unit Agreement (2021 Plan) (Mandatory Sell-to-Cover Election)	S-1/A	333-260027	10.12	10/18/2021

10.12+	Form of Indemnification Agreement between the Company and each of its directors and executive officers	S-1/A	333-260027	10.1	10/18/2021

10.13+	Non-Employee Director Compensation Program	S-1/A	333-260027	10.13	10/18/2021

10.14+	2021 Employee Stock Purchase Plan	S-1/A	333-260027	10.14	10/22/2021

10.15+	Executive Severance Plan	S-1/A	333-260027	10.19	10/18/2021
10.16+	Amended and Restated Executive Severance Plan	10-Q	001-40958	10.9	12/10/2021
10.17+	Amended and Restated Employment Agreement, by and between the Company and Jennifer Y. Hyman, dated October 5, 2021	S-1/A	333-260027	10.15	10/18/2021
10.18	Amendment to Amended and Restated Employment Agreement by and between the Company and Jennifer Y. Hyman	10-Q	001-40958	10.1	6/10/2022
10.19+	Offer Letter, by and between the Company and Scarlett O’Sullivan, dated September 4, 2015.	S-1/A	333-260027	10.16	10/18/2021
10.20+	Offer Letter, by and between the Company and Anushka Salinas, dated January 20, 2017.	S-1/A	333-260027	10.17	10/18/2021
10.21+	Offer Letter, by and between the Company and Brian Donato, dated January 17, 2017	S-1/A	333-260027	10.18	10/18/2021
10.22†	Seventh Amendment to the Credit Agreement dated as of July 23, 2018, dated as of October 18, 2021 (as previously amended on December 21, 2018, April 24, 2019, November 26, 2019, June 2, 2020, August 18, 2020, and October 26, 2020), and as may be further amended, restated, supplemented or otherwise modified in accordance with the terms thereof), by and among the Company, the lenders from time to time party thereto and Double Helix Pte Ltd, as administrative agent.	S-1/A	333-260027	10.20	10/18/2021
10.23	Stockholders Agreement, dated October 29, 2021, by and among the Company, Jennifer Y. Hyman, entities affiliated with Bain Capital Ventures and entities affiliated with Highland Capital Partners and certain related parties	8-K	001-40958	10.1	10/29/2021
10.24†	Lease, dated as of July 7, 2014 as amended by that certain Lease Modification Agreement, dated April 28, 2020, each by and between Hartz Metro Leasehold I LLC and the Company.	S-1	333-260027	10.21	10/04/2021
10.25†	Lease, dated as of February 7, 2017 as amended by that certain Lease Modification Agreement, dated April 28, 2020, each by and between Hartz Metro Leasehold I LLC and the Company.	S-1	333-260027	10.22	10/04/2021
10.26†	Industrial Lease, dated March 31, 2018, as amended by that certain First Amendment to Industrial Lease, dated August 31, 2020, by and between TRPF COOPER I-20 LLC and the Company.	S-1/A	333-260027	10.23	10/18/2021
10.27†	Lease, dated as of April 1, 2019, as amended by that certain First Amendment of Lease, dated December 10, 2020, by and between 10 Jay Master Tenant LLC and the Company.	S-1/A	333-260027	10.24	10/18/2021

10.28†	Partial Termination and Second Amendment of Lease, dated February 16, 2022, by and between 10 Jay Master Tenant LLC and the Company.	10-K	001-40958	10.27	4/14/2022
10.29	Eighth Amendment to the Credit Agreement dated as of August 15, 2022 (as previously amended on July 23, 2018, December 21, 2018, April 24, 2019, November 26, 2019, June 2, 2020, August 18, 2020, October 26, 2020, and October 18, 2021), and as may be further amended, restated, supplemented or otherwise modified in accordance with the terms thereof), by and among the Company, the lenders from time to time party thereto and Double Helix Pte Ltd. as administrative agent	10-Q	001-40958	10.1	9/13/2022
10.3	Ninth Amendment to the Credit Agreement, dated as of January 31, 2023, by and among the Company, the lenders from time to time party thereto and Double Helix Pte Ltd., as administrative agent.					*
21.1	List of subsidiaries					*
23.1	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith
** Furnished herewith
+ Indicates management contract or compensatory plan
† Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item (601)(b)(10) because the omitted information (i) is not material and (ii) is treated as confidential by the Company

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

RENT THE RUNWAY, INC.

Date: April 13, 2023	By:	/s/ Jennifer Y. Hyman
Jennifer Y. Hyman
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jennifer Y. Hyman	Chief Executive Officer and Director (Principal Executive Officer)	April 13, 2023
Jennifer Y. Hyman

/s/ Scarlett O’Sullivan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 13, 2023
Scarlett O’Sullivan

/s/ Tim Bixby	Director	April 13, 2023
Tim Bixby

/s/ Jennifer Fleiss	Director	April 13, 2023
Jennifer Fleiss

/s/ Scott Friend	Director	April 13, 2023
Scott Friend

/s/ Melanie Harris	Director	April 13, 2023
Melanie Harris

/s/ Beth Kaplan	Director	April 13, 2023
Beth Kaplan

/s/ Dan Nova	Director	April 13, 2023
Dan Nova

/s/ Gwyneth Paltrow	Director	April 13, 2023
Gwyneth Paltrow

/s/ Carley Roney	Director	April 13, 2023
Carley Roney

/s/ Mike Roth	Director	April 13, 2023
Mike Roth