Form 10-Q
period 2023-04-30
Rent the Runway, Inc.
filed 2023-06-08
CIK 1468327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No ☒
The registrant had outstanding 64,236,581 shares of Class A common stock and 3,085,148 shares of Class B common stock as of June 2, 2023.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aims,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, share-based compensation, business strategy and initiatives, the design and expected timing of the launch of an AI-driven search beta, sustainability initiatives, business plans, impact from our September 2022 restructuring plan and other cost savings initiatives, product acquisition expectations, our proposed option exchange, impacts from our five-item base subscription offering, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report for the quarter ended April 30, 2023. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Part I - Financial Information
Item 1. Financial Statements

RENT THE RUNWAY, INC. Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts, unaudited)

	April 30,	January 31,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$141.4	$154.5
Restricted cash, current	4.2	3.1
Prepaid expenses and other current assets	12.9	14.5
Total current assets	158.5	172.1
Restricted cash	5.8	6.0
Rental product, net	87.8	78.7
Fixed assets, net	41.8	44.7
Intangible assets, net	3.9	4.1
Operating lease right-of-use assets	26.0	26.7
Other assets	3.6	3.9
Total assets	$327.4	$336.2
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$18.8	$12.4
Accrued expenses and other current liabilities	21.8	24.4
Deferred revenue	13.6	12.0
Customer credit liabilities	6.5	6.8
Operating lease liabilities	4.5	4.4
Total current liabilities	65.2	60.0
Long-term debt, net	281.2	272.5
Operating lease liabilities	37.1	38.3
Other liabilities	0.5	0.7
Total liabilities	384.0	371.5
Commitments and Contingencies (Note 13)
Stockholders’ equity (deficit)
Class A common stock, $0.001 par value; 300,000,000 shares authorized as of April 30, 2023 and January 31, 2023; 63,602,721 and 61,956,536 shares issued and outstanding as of April 30, 2023 and January 31, 2023, respectively	0.1	0.1
Class B common stock, $0.001 par value; 50,000,000 shares authorized as of April 30, 2023 and January 31, 2023; 3,078,421 and 3,066,251 shares issued and outstanding as of April 30, 2023 and January 31, 2023, respectively	—	—
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of April 30, 2023 and January 31, 2023; 0 shares issued and outstanding as of April 30, 2023 and January 31, 2023	—	—
Additional paid-in capital	913.3	904.5
Accumulated deficit	(970.0)	(939.9)
Total stockholders’ equity (deficit)	(56.6)	(35.3)
Total liabilities and stockholders’ equity (deficit)	$327.4	$336.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Operations
(In millions, except share and per share amounts, unaudited)

	Three Months Ended April 30,
	2023	2022
Revenue:
Subscription and Reserve rental revenue	$66.8	$61.4
Other revenue	7.4	5.7
Total revenue, net	74.2	67.1
Costs and expenses:
Fulfillment	21.9	22.9
Technology	13.1	13.6
Marketing	9.3	8.7
General and administrative	26.5	29.2
Rental product depreciation and revenue share	20.9	21.7
Other depreciation and amortization	3.8	4.2
Total costs and expenses	95.5	100.3
Operating loss	(21.3)	(33.2)
Interest income / (expense), net	(8.8)	(9.3)
Net loss before income tax benefit / (expense)	(30.1)	(42.5)
Income tax benefit / (expense)	—	—
Net loss	$(30.1)	$(42.5)
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.67)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	65,865,906	63,431,165
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of January 31, 2023	65,022,787	$0.1	$904.5	$(939.9)	$(35.3)
Stock issued under stock incentive plan	1,658,355	—	—	—	—
Share-based compensation expense	—	—	8.8	—	8.8
Net loss	—	—	—	(30.1)	(30.1)
Balances as of April 30, 2023	66,681,142	$0.1	$913.3	$(970.0)	$(56.6)

Balances as of January 31, 2022	63,036,797	$0.1	$872.2	$(801.2)	$71.1
Stock issued under stock incentive plan	894,105	—	—	—	—
Share-based compensation expense	—	—	5.5	—	5.5
Net loss	—	—	—	(42.5)	(42.5)
Balances as of April 30, 2022	63,930,902	$0.1	$877.7	$(843.7)	$34.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Three Months Ended April 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(30.1)	$(42.5)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Rental product depreciation and write-offs	9.6	12.3
Write-off of rental product sold	2.5	1.3
Other depreciation and amortization	3.8	4.2
(Gain) / loss from lease termination and write-off of fixed and intangible assets	0.1	1.9
Proceeds from rental product sold	(5.4)	(4.0)
(Gain) / loss from liquidation of rental product	(0.2)	—
Accrual of paid-in-kind interest	7.1	3.4
Amortization of debt discount	1.6	1.0
Share-based compensation expense	8.8	5.5
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1.6	0.9
Operating lease right-of-use assets	0.7	2.5
Other assets	0.3	0.3
Accounts payable, accrued expenses and other current liabilities	(3.7)	(1.8)
Deferred revenue and customer credit liabilities	1.3	3.0
Operating lease liabilities	(1.1)	(5.5)
Other liabilities	(0.2)	0.1
Net cash (used in) provided by operating activities	(3.3)	(17.4)
INVESTING ACTIVITIES
Purchases of rental product	(14.6)	(13.4)
Proceeds from liquidation of rental product	1.3	0.6
Proceeds from sale of rental product	5.4	4.0
Purchases of fixed and intangible assets	(0.9)	(2.0)
Net cash (used in) provided by investing activities	(8.8)	(10.8)
FINANCING ACTIVITIES
Other financing payments	(0.1)	(1.6)
Net cash (used in) provided by financing activities	(0.1)	(1.6)
Net (decrease) increase in cash and cash equivalents and restricted cash	(12.2)	(29.8)
Cash and cash equivalents and restricted cash at beginning of period	163.6	259.6
Cash and cash equivalents and restricted cash at end of period	$151.4	$229.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Three Months Ended April 30,
	2023	2022
Reconciliation of Cash and Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$141.4	$219.0
Restricted cash, current	4.2	5.0
Restricted cash, noncurrent	5.8	5.8
Total cash and cash equivalents and restricted cash	$151.4	$229.8

Supplemental Cash Flow Information:
Cash payments (receipts) for:
Fixed operating lease payments (reimbursements), net	$2.8	$3.7
Fixed assets and intangibles received in the prior period	0.1	0.8
Rental product received in the prior period	5.4	6.5
Non-cash financing and investing activities:
Financing lease right-of-use asset amortization	$0.2	$0.1
ROU assets obtained in exchange for lease liabilities	—	0.1
Purchases of fixed assets and intangibles not yet settled	—	1.5
Purchases of rental product not yet settled	13.0	12.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
1.Business
Description of Business
Rent the Runway, Inc.’s (the “Company”) mission is to power women to feel their best every day. Launched in November 2009, the Company has built the world’s first and largest shared designer closet with thousands of styles by hundreds of brand partners. The Company gives customers access to its “unlimited closet” through its subscription offering (“Subscription”) or the ability to rent a-la-carte through its reserve offering (“Reserve”). The Company’s corporate headquarters is located in Brooklyn, New York and the operational facilities are located in Secaucus, New Jersey, and Arlington, Texas. Its wholly-owned subsidiary, Rent the Runway Limited, is located in Galway, Ireland, and is focused on software development and support activities.
All revenue is currently generated in the United States. Substantially all revenue is derived from rental subscription fees and a-la-carte rental fees, with a portion derived from the sale of apparel and accessories and other fees.
2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain amounts in the financial statements have been reclassified to conform to the current presentation.
The unaudited interim condensed consolidated financial statements and related disclosures have been prepared by management on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary for a fair statement of the results for the interim periods presented.
The results for the three months ended April 30, 2023 are not necessarily indicative of the operating results expected for the year ending January 31, 2024 or any future period. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, the unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended January 31, 2023, which can be found in the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2023.
Fiscal Year
The Company operates on a fiscal calendar ending January 31. All references to fiscal year 2022 reflect the results of the 12-month period ended January 31, 2023. All references to fiscal year 2023 reflect the results of the 12-month period ending January 31, 2024.
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
As of April 30, 2023, the effects of the macroeconomic environment on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
Concentrations of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash investments with high credit quality financial institutions. The Company believes no significant credit risk exists with respect to these financial instruments.
No single customer accounted for more than 5% of the Company’s revenue during the three months ended April 30, 2023 and 2022.
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

Accounts receivable, net consists primarily of amounts due from third party liquidation and Exclusive Design wholesale partners that do not bear interest. The Company records an allowance for doubtful accounts taking into consideration historical losses adjusted for current market conditions, the financial condition of the customer, the amount of receivables in dispute, and the current receivables aging and payment patterns. Accounts receivable, net was $4.1 million and $4.0 million as of April 30, 2023 and January 31, 2023, respectively. The allowance for doubtful accounts was immaterial as of April 30, 2023 and January 31, 2023. As of April 30, 2023 and January 31, 2023, one third party partner represented the majority of the Company’s accounts receivable balance.
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
Once it is no longer considered rentable, rental product in a sellable condition is classified as held for sale and written down to salvage value. The value of rental product held for sale as of April 30, 2023 and January 31, 2023 was $3.0 million and $3.0 million, respectively. The accelerated depreciation related to rental product held for sale was $0.9 million and $1.4 million for the three months ended April 30, 2023 and 2022, respectively. The accelerated depreciation is presented on the condensed consolidated statements of operations within rental product depreciation and revenue share.

When rental product is liquidated, the Company records the gain or loss calculated as proceeds, net of the remaining salvage value and costs to sell, within general and administrative expenses on the condensed consolidated statement of operations. The gain or loss from the liquidation of rental product is included as an adjustment to reconcile net loss to net cash used by operating activities in the condensed consolidated statements of cash flows.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The purchases of rental product, as well as the proceeds from the sale and liquidation of rental product, are classified as cash flows from investing activities on the condensed consolidated statements of cash flows because the predominant activity of the rental product purchased is to generate rental revenue and such classification is consistent with the classification of long-term asset activity. Proceeds from the sale of rental product were $5.4 million and $4.0 million for the three months ended April 30, 2023 and 2022, respectively.
Revenue Recognition
Subscription and a-la-carte rental fees (“Subscription and Reserve rental revenue”) are recognized in accordance with Accounting Standard Update (“ASU”) 2016-02, Leases, Topic 842 (“ASC 842”). Other revenue, primarily related to the sale of rental product, is recognized under ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”) at the date of delivery of the product to the customer. Other revenue represented 10% and 8% of total revenue for the three months ended April 30, 2023 and 2022, respectively.
Revenue is presented net of promotional discounts, customer credits and refunds. Promotional discounts are recognized in accordance with either ASC 842 or ASC 606, based on the guidance applied to the rental fees or product sales to which the promotional discounts are related. Revenue is presented net of taxes that are collected from customers and remitted to governmental authorities.

The Company recognizes a liability at the time a customer credit or a gift card is issued, and revenue is recognized upon redemption of the credit or gift card. The Company’s customer credit liability is presented on the condensed consolidated balance sheets. During the three months ended April 30, 2023, $0.7 million of credits included in the customer credit liability as of January 31, 2023 were redeemed. Customer credits and gift cards do not have expiration dates. Over time, a portion of these instruments is not redeemed. The Company recognizes breakage income related to these instruments based on the redemption pattern method. The Company continues to maintain the full liability for the unredeemed portion of the credits and gift cards when the Company has any legal obligation to remit such credits to government authorities in relevant jurisdictions.
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
The Company accrues for credits and refunds issued subsequent to the balance sheet date that relate to rentals prior to the balance sheet date. These amounts were not material as of April 30, 2023 and January 31, 2023.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Other Revenue
Other revenue consists primarily of revenue from the sale of rental product. The Company recognizes revenue from the sale of rental product in accordance with ASC 606. Sale of rental product occurs when a customer purchases rental product at a discounted price, calculated as a percentage of retail value. Payment is due upon order confirmation and there is no financing component. The single performance obligation associated with rental product sales is generally satisfied upon delivery of the rental product to the customer. The Company does not have any material contractual assets or liabilities with respect to other revenue as of April 30, 2023 and January 31, 2023.

From time to time, Other revenue may include revenue generated from pilots and other growth initiatives which may cause quarterly fluctuations in the Other revenue line.
Share-Based Compensation
The Company recognizes all employee share-based compensation as an expense in the condensed consolidated financial statements. Equity classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service period of the award. Determining the fair value of options at the grant date requires judgment, including the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividend yield. The fair value of common stock is based on the closing price of the common stock on the date of grant as reported on the Nasdaq Stock Market. Upon grant of awards, the Company also estimates an amount of forfeitures that will occur prior to vesting.
The Company has granted two types of restricted stock units (“RSUs”). Prior to the effectiveness of the Company’s initial public offering (“IPO”), the Company granted RSUs which vest only upon satisfaction of both time-based service and liquidity-based conditions. The Company records share-based compensation expense for such RSUs on an accelerated attribution method over the requisite service period and only once the liquidity-based condition is satisfied. The liquidity-based vesting condition was satisfied upon the effectiveness of the Company’s IPO. Share-based compensation related to any remaining time-based service for these RSUs after the liquidity-based event is recorded over the remaining requisite service period. Post IPO, the Company has granted RSUs which vest upon satisfaction of a single time-based service condition. The Company records share-based compensation expense for these RSUs on a straight-line basis over the requisite service period. See Note 11 - Share-based Compensation Plans for a description of the accounting for share-based awards.
Recently Issued and Adopted Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Financial Instruments – Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. This standard is effective for annual reporting periods beginning after December 15, 2022, and interim periods within those years, and early adoption is permitted. The Company adopted this standard on February 1, 2023, and the adoption of this standard did not have a material impact on the condensed consolidated financial statements.

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
3.Liquidity
The Company has incurred a net loss from operations since inception and has historically relied upon debt and equity financing to fund its operations. The Company experienced year-over-year revenue and subscriber growth in fiscal year 2022 and in the three months ended April 30, 2023. However, the Company believes that macroeconomic factors, including sensitivity to increased pricing, impacted active subscriber levels in fiscal year 2022. The Company believes that these factors did not have a material impact during the first quarter of fiscal year 2023.
In September 2022, the Company announced a restructuring plan that is expected to generate annual operating expense savings of approximately $25 million (relative to the second quarter of fiscal year 2022 run rate) in fiscal year 2023. Actual savings may differ from these estimates.
While the Company experienced revenue growth in fiscal year 2022 and the three months ended April 30, 2023, to the extent that the Company is further impacted by macroeconomic trends, the Company has established plans to preserve existing cash liquidity, which includes additional reductions to labor, operating expenses, and/or capital expenditures.

As of April 30, 2023 and January 31, 2023, the Company held cash and cash equivalents of $141.4 million and $154.5 million, respectively. The Company believes that it will have sufficient liquidity from cash on-hand and future operations to sustain its business operations, to satisfy its debt service obligations and to comply with its debt covenants for at least the next twelve months from the date these financial statements are issued. Refer to Note 6 - Long-Term Debt for details of the amendment to refinance the Temasek debt facility in January 2023.
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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The following table summarizes the Company’s minimum fixed lease obligations under existing agreements as a lessee, excluding variable payments and short-term lease payments, as of April 30, 2023:

	Operating	Financing
Fiscal year:
2023	$8.1	$0.5
2024	9.5	0.5
2025	8.2	0.2
2026	8.1	—
2027	7.9	—
Thereafter	34.7	—
Total minimum lease payments	76.5	1.2
Imputed interest	(34.9)	(0.2)
Lease liabilities as of April 30, 2023	$41.6	$1.0
5.Rental Product, Net
Rental product, net consisted of the following:

	April 30,	January 31,
	2023	2023

Apparel	$162.9	$156.7
Accessories	5.7	5.9
	168.6	162.6
Less: accumulated depreciation	(80.8)	(83.9)
Rental product, net	$87.8	$78.7
Depreciation and write-offs related to rental product, including write-offs of rental products sold, was $12.1 million and $13.6 million for the three months ended April 30, 2023 and 2022, respectively.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
6.Long-Term Debt
Summary
The following table summarizes the Company’s line of credit and long-term debt outstanding as of April 30, 2023 and January 31, 2023:

	April 30,	January 31,
	2023	2023

Temasek Facility principal outstanding	$271.6	$271.6
Add: payment-in-kind interest	25.0	17.8
Less: unamortized debt discount	(15.4)	(16.9)
Temasek Facility, net	281.2	272.5
Less: current portion of long-term debt	—	—
Total noncurrent line of credit and long-term debt	$281.2	$272.5
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
The Initial Temasek Commitments had an interest rate of 15% per annum that accrued as noncash interest. The Subsequent Temasek Commitments had a cash interest rate of 13% per annum, payable quarterly. The Temasek Facility required mandatory prepayment upon certain defined triggering events as well as optional prepayments, but such mandatory prepayments were not required to be made while the Company’s senior secured term loan with Ares Corporate Opportunities Fund V, L.P. was outstanding.

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
Covenants
The Company was in compliance with all applicable financial and nonfinancial covenants as of April 30, 2023.

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

The amount of unrecognized tax benefits as of April 30, 2023 and January 31, 2023 was $0.9 million and $0.9 million, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized benefits relating to the Company’s tax position is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain and a reasonable estimate of the range of gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months cannot be made at this time.
8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	April 30,	January 31,
	2023	2023
Accrued operating and general expenses	$9.1	$6.0
Revenue share payable	5.9	5.3
Accrued payroll related expenses	2.5	4.7
Sales and other taxes	2.4	2.7
Accrued interest	1.4	5.1
Gift card liability	0.5	0.6
Accrued expenses and other current liabilities	$21.8	$24.4
9.Fair Value Measurements
As of April 30, 2023 and January 31, 2023, the carrying amounts of the Company’s cash and cash equivalents, current and noncurrent restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximated their estimated fair value due to their relatively short maturities.

The Company’s long-term debt is reported at carrying value on the Company’s condensed consolidated balance sheet. Refer to Note 6 — Long-Term Debt. The Company estimates the fair value of its long-term debt based on recently reported market transactions for similar financial instruments by companies with similar credit ratings and, as such, are classified as Level 2 within the fair value hierarchy. As of April 30, 2023, the estimated fair value of the Company’s long-term debt was $276.7 million.

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

Preferred Stock
Upon the IPO, the Company authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. No shares were issued or outstanding as of April 30, 2023.

Warrants
As of April 30, 2023 and January 31, 2023, the Company had the following outstanding warrants:

	April 30, 2023
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
The warrant for 730,000 shares of common stock issued to Double Helix (Temasek) in July 2018 with an exercise price of $27.40 per share expired unexercised during the three months ended April 30, 2022. See Note 6 - Long-Term Debt for details of the warrants issued to Temasek in January 2023.

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
As of April 30, 2023 and January 31, 2023, all outstanding warrants were equity-classified and recorded as additional paid-in capital. Equity-classified contracts are not subsequently remeasured unless reclassification is required from equity to liability classification.

The fair value was estimated using the Black-Scholes option pricing model. The fair value is subjective and is affected by changes in inputs to the valuation model including the fair value per share of the underlying stock, the expected term of each warrant, volatility of the Company’s stock and peer company stock, and risk-free rates based on the U.S. Treasury yield curves.
11.Share-based Compensation Plans

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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Amended and Restated 2021 Incentive Award Plan

The Company's Amended and Restated 2021 Incentive Award Plan (the "2021 Plan") was adopted by its board of directors and approved by stockholders in October 2021 and became effective upon the effective date of the IPO. The 2021 Plan replaced the 2019 Plan, and no further grants will be made under the 2019 Plan. The terms of equity awards granted under the 2021 Plan in the year ended January 31, 2022 were generally consistent with those granted under the 2019 Plan, as described above. RSUs granted under the 2021 Plan in the year ended January 31, 2022 generally vest over four years and do not have liquidity-based vesting conditions. RSUs granted under the 2021 Plan during the year ended January 31, 2023 and three months ended April 30, 2023 have a shorter vesting period of one to two years. As of April 30, 2023, there were 1,997,050 shares of Class A common stock available for issuance under the 2021 Plan. There will not be any further equity grants of Class B common stock.

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
Stock Options
Stock option activity during the period indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balances as of January 31, 2023	8,060,647	$7.33	6.37	$0.4
Granted	—	—
Exercised	—	—
Forfeited	(83,256)	7.92
Balances as of April 30, 2023	7,977,391	$7.32	6.14	$—
Exercisable as of April 30, 2023	6,078,894	$7.17	5.63	$—
As of April 30, 2023, there was $7.1 million of unrecognized compensation cost related to stock options granted that is expected to be recognized over a weighted average period of 2.0 years.
The Company currently uses authorized and unissued shares to satisfy the exercise of stock option awards.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
RSUs
RSUs activity during the period indicated is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of January 31, 2023	5,976,121	$5.64
Granted	5,390,172	2.99
Vested/Released	(1,658,355)	5.59
Forfeited	(79,014)	4.29
Unvested and outstanding as of April 30, 2023	9,628,924	$4.18
As of April 30, 2023, there was $23.2 million of unrecognized compensation cost related to RSUs granted that is expected to be recognized over a weighted average period of 1.8 years.
Share-Based Compensation Summary
The classification of share-based compensation for the three months ended April 30, 2023 and 2022, respectively, presented within each line item of the condensed consolidated statements of operations is as follows:

	Three Months Ended April 30,
	2023	2022
Technology	$1.9	$1.2
Marketing	0.1	0.2
General and administrative	6.8	4.1
Total share-based compensation	$8.8	$5.5

The Company recognized $1.9 million of incremental share-based compensation expense in General and administrative expenses during the three months ended April 30, 2023 due to equity award modifications related to the transition of the Chief Financial Officer role.
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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended April 30,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(30.1)	$(42.5)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	65,865,906	63,431,165
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.67)
The following potentially dilutive outstanding securities based on amounts outstanding at each period end were excluded from the computation of diluted loss per share attributable to common stockholders because including them would have been anti-dilutive:

	Three Months Ended April 30,
	2023	2022

Stock options	7,977,391	9,180,984
Common stock warrants	2,631,583	631,583
RSUs	9,628,924	5,836,908
Total	20,237,898	15,649,475
13.Commitments and Contingencies
The Company had restricted cash balances for cash collateralized standby letters of credit as of April 30, 2023 and January 31, 2023 of $10.0 million and $9.1 million, respectively, primarily to satisfy security deposit requirements on its leases.

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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
On November 14, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the Eastern District of New York against the Company, certain of its officers and directors, and the underwriters of its IPO, entitled Rajat Sharma v. Rent the Runway, Inc., et al. 22-cv-6935. The complaint alleges that the defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements, and by omitting material facts necessary to make the statements made therein not misleading concerning, inter alia, the Company’s growth at the time of the IPO. The lawsuit seeks, among other things, compensatory damages, an award of attorneys’ fees and costs and such other relief as deemed just and proper by the court. On June 8, 2023, the court appointed Delaware Public Employees’ Retirement System and Denver Employees Retirement Plan as lead plaintiff. The Company intends to vigorously defend against these claims. The Company believes it has meritorious defenses to the claims of the plaintiff and members of the class and any liability for the alleged claims is not currently probable and the potential loss or range of loss is not reasonably estimable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended January 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (the “2022 Annual Report on Form 10-K”).

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

Overview
We give customers ongoing access to our “unlimited closet” — with thousands of styles by hundreds of designer brands — through our Subscription offering or the ability to rent a-la-carte through our Reserve offering. We also give our subscribers and customers the ability to buy our products through our Resale offering, which offers customers pre-loved styles from our closet at a discount to retail price, up to 90% off of designer retail value. These offerings allow us to engage and serve our subscribers and customers across diverse use cases from everyday life to special occasions. We have served approximately 3 million lifetime customers across all of our offerings and we had 185,720 ending total subscribers1 (active and paused) as of April 30, 2023. The majority of our revenue is highly recurring and is generated by our subscribers. For the three months ended April 30, 2023 and 2022, respectively, 87% and 86% of our total revenue (including Reserve and Resale revenue) was generated by subscribers while they were active or paused.
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

Debt Restructuring. On January 31, 2023, we completed an amendment to our Temasek Facility (“2022 Amended Temasek Facility”). The 2022 Amended Temasek Facility extended the maturity date of our credit facility from October 2024 to October 2026, reduced cash interest payments by over $20 million in the next two fiscal years while the total interest rate remains unchanged during this period, with subsequent increases thereafter. In connection with the 2022 Amended Temasek Facility, we also granted warrants to Temasek to purchase two million shares of Class A Common Stock at an exercise price of $5.00 per share and made other clarifications and updates. See Note 6, “Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more details.

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

Restructuring charges of $2.4 million for severance and related costs were recognized during the year ended January 31, 2023 and were reflected in Restructuring charges on our Condensed Consolidated Statements of Operations. We recorded asset impairment charges of $5.3 million during the year ended January 31, 2023 related to discontinuing two warehouse operations projects during the third and fourth quarters of fiscal year 2022 in connection with the restructuring plan. The charges were reflected in Loss on asset impairment related to restructuring on our Condensed Consolidated Statements of Operations. There were no restructuring charges or asset impairment charges recognized during the three months ended April 30, 2023. We may incur additional restructuring charges in the future.

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

Option Exchange. In April 2023, we announced a proposed option exchange designed to incentivize and retain employees, directors and other service providers by providing the ability to exchange outstanding stock options for RSUs. This option exchange was approved by shareholders on June 7, 2023 and is expected to be completed during the second quarter of fiscal year 2023. Assuming that it is completed as planned, the option exchange is expected to result in minimal incremental share-based compensation expense over the anticipated life of the replacement RSUs (if any), in addition to certain administrative expenses in fiscal year 2023.

Additional Key Fiscal First Quarter and Recent Business Highlights:
•Introduced text-based concierge service: In early May, launched RTR CONCIERGE, a luxury-style service that offers complimentary 1:1 communication via text with our customer service team to help subscribers early in their tenure. Concierge is focused on onboarding new subscribers to ensure they get the most out of their membership.
•Improved product discovery features: In early April, launched Rent the Look to enable customers to rent a complete outfit or a similar option based on our recommendations. This feature has led to a 34% increase in engagement with substitute items.
•Further elevated delivery and returns experience: Launched a new convenience feature in At-Home Pickup, leading to an increase in in-market adoption of the service by nearly four percentage points from the end of Q4 of 2022 to the end of Q1 of 2023, and launched Saturday delivery to more than half of our subscribers.
•Achieved faster site speed: Made improvements to load times across the site experience, driving a 48% improvement in average load times on a key entry point into our conversion funnel, which resulted in an 89% lift in conversion on that page.

•Made foundational investments in AI: Took a first and important step in leveraging AI models to improve the RTR search & discovery experience by developing an AI-driven search beta. Expected to launch in the coming weeks, the feature will allow customers to leverage RTR's existing search tools and product catalog using common phrases or fashion terms, which is intended to make the process of discovering products more intuitive and natural.

Key Operating and Financial Results. We have achieved the following operating and financial results for the three months ended April 30, 2023 and 2022, respectively:

•Revenue was $74.2 million and $67.1 million, respectively, representing 10.6% growth year-over-year;
•145,220 and 134,998 ending Active Subscribers2 (excluding paused subscribers), respectively, representing 7.6% growth year-over-year and our highest end-of-quarter Active Subscriber count since launch of subscription;
•135,966 and 125,119 Average Active Subscribers3, respectively, representing 8.7% growth year-over-year;
•185,720 and 177,213 ending Total Subscribers (including paused subscribers), respectively, representing 4.8% growth year-over-year;
•Gross Profit was $31.4 million and $22.5 million, respectively, representing a gross margin of 42.3% and 33.5%, respectively;
•Net Loss was $(30.1) million and $(42.5) million, respectively. Net Loss as a percentage of revenue was (40.6)% and (63.3)%, respectively;
•Adjusted EBITDA was $4.5 million and $(8.8) million, respectively, representing an Adjusted EBITDA margin of 6.1% and (13.1)%, respectively;
•Net cash used in operating activities plus net cash used in investing activities was $(12.1) million and $(28.2) million, respectively;
•Net cash used in operating activities plus net cash used in investing activities as a percentage of revenue was (16.3)% and (42.0)%, respectively; and
•Cash and Cash Equivalents was $141.4 million and $219.0 million, respectively.
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
3 Average Active Subscribers represents the mean of the beginning of quarter and end of quarter Active Subscribers for a quarterly period; and for other periods, represents the mean of the Average Active Subscribers of every quarter within that period.

In fiscal year 2022, 42% of new items were acquired through Wholesale, 27% through Share by RTR and 31% through Exclusive Designs, compared to 45% Wholesale, 33% Share by RTR and 22% Exclusive Designs in fiscal year 2021. In total, approximately 58% of new items were acquired through the more capital-efficient channels in fiscal year 2022 and approximately 55% in fiscal year 2021. Both our purchasing power and the diversification into Share by RTR and Exclusive Designs have led to a decrease in rental product capital expenditures (or Purchases of Rental Product as presented in the Condensed Consolidated Statement of Cash Flows) as a percentage of revenue over time. We plan to further decrease the percentage of units acquired through Wholesale and increase the percentage of units acquired through our more capital-efficient channels, Exclusive Designs and Share by RTR over time.

For additional details about our business model and our product acquisition strategy, see our 2022 Annual Report on Form 10-K.
Key Factors Affecting Our Performance
We believe that our performance and future success depend on a variety of factors that present significant opportunities for our business, but also present risks and challenges that could adversely impact our growth and profitability.
Subscribers and Customers

Ability to Attract and Retain Subscribers and Customers. We believe that we have a significant market opportunity to increase our base of subscribers and customers, and our long-term growth depends in large part on our continued ability to acquire and retain subscribers and customers. We provide a flexible offering that allows our subscribers to customize their subscription as their everyday life changes, choosing to pause and reactivate their membership as needed. We have also historically seen that many subscribers who cancel their subscription will return and resubscribe when membership again makes sense for their everyday life. Our strategies in fiscal year 2023 are focused on investing in and improving the customer experience to drive growth. In particular, we believe that improving retention in the first 90 days of a subscription, which is when the majority of subscriber churn typically occurs, can increase loyalty and subscriber growth. Further, we are experimenting with changes to our initial promotion prices. We expect that these tests may reduce initial acquisitions in the short term, especially in our lower priced programs; however, we believe they will have improved effects on retention and overall health of the business over the longer-term and enable us to invest these resources into the customer experience.

Brands and Products
Ability to Acquire, Manage and Monetize Products Efficiently. Our ability to deliver an elevated experience for our subscribers and customers that keeps them loyal to RTR depends on us having the right assortment. For example, in fiscal year 2023 we are focused on enhancing the availability of the items on our site and increasing the depth of our buys (i.e., purchasing more units of particular styles). Due to our deep partnerships with brands, flexibility in our buying timelines and ability to react to advantageous retail purchasing environments, we can acquire products directly from brands in multiple cost effective ways. Our expertise in reverse logistics and garment restoration also provides us with the ability to monetize our products effectively over their useful life. Diversifying our product acquisition away from 100% Wholesale has driven higher overall product return on investment and reduced the capital needs of the business. In fiscal year 2022, approximately 58% of new items were acquired through our more capital efficient non-Wholesale channels, compared to 55% in fiscal year 2021. We plan to further increase the percentage of units acquired through Exclusive Designs and Share by RTR in fiscal year 2023. We continuously evaluate our product acquisition mix to maximize our strategic priorities.

Purchases of rental product includes the cost of wholesale products acquired in the period and other ancillary costs such as freight, where applicable. Many factors impact the purchases of rental product including our acquisition mix strategy, the proportion of subscribers to total customers, timing of when those subscribers are acquired, the formality of styles, brand assortment, opportunities in the market and timing of when the rental product is received and paid for. Purchases of rental product as a percentage of revenue in fiscal year 2022 was 21% as compared to 15% in fiscal year 2021. We anticipate this percentage to increase slightly in fiscal year 2023 compared with fiscal year 2022 due to opportunistic purchases of attractively priced product beginning in the first quarter of fiscal year 2023. Due to seasonality factors, we track our progress on purchases of rental product as a percentage of revenue on a full year basis, as quarterly expenditures are not necessarily reflective of full year trends.

Ability to Achieve Leverage in our Cost Structure. Improving operational efficiency of our platform is imperative to increasing profitability. We expect certain of our operating costs to increase as order volume increases and as we make investments to grow subscribers and revenue and to enhance the customer experience. In September 2022, we announced a restructuring plan that we expect to reduce operating expenses by approximately $25 million in fiscal year 2023 compared to the annualized run rate for the second quarter of fiscal year 2022. Though we anticipate quarterly fluctuations in operating leverage, with these reductions we expect our fixed costs to decrease as a percentage of total revenue in fiscal year 2023, and over time we anticipate that our operating costs will grow more slowly than our total revenue on an annual basis.

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

We use Adjusted EBITDA to assess our operating performance and the operating leverage of our business prior to capital expenditures. We also measure the cash consumption of the business including capital expenditures by assessing net cash used in operating activities and net cash used in investing activities on a combined basis. The 2022 Amended Temasek Facility reduces our cash interest payments during fiscal years 2023 and 2024 relative to the original agreement, which we expect to improve our overall liquidity.

Seasonality
We experience seasonality in our business, which has been impacted and may in the future change due to the effects of the COVID-19 pandemic and the macro environment. For our Subscription rentals, we typically acquire the highest number of subscribers in March through May and September through November, as these are the times customers naturally think about changing over their wardrobes. We generally see a higher rate of subscribers pause in the summer, and in mid-December through the end of January. In the third and fourth fiscal quarters, our Reserve business historically (prior to COVID-19) benefited from increased wedding and holiday events but this seasonality has varied since the onset of COVID-19. In fiscal year 2022, our active subscriber count increased sequentially in the first and third quarters and decreased sequentially in the second and fourth quarters. The third quarter increase and the fourth quarter decrease are generally consistent with more recent historical seasonality. Our second quarter historically has seen a moderate increase in active subscriber count compared to the first quarter (except in fiscal year 2021 which saw a significant increase post-Omicron variant), however the second quarter active subscriber count of fiscal year 2022 was further impacted by the price increase of our Subscription programs in April 2022.
Our seasonality trends have seen effects from COVID-19, the macro environment, and business decisions such as pricing changes and may continue to do so in the future. As a result, our seasonality may not resemble historical trends.

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

We continue to learn how changes in customer behavior post COVID-19 pandemic may impact our business and demand, particularly in a challenging macro environment. We believe that Active Subscriber levels have been impacted by seasonal changes in consumer behavior and macro factors, such as higher levels of remote work and evolving demand for work wear, inflationary pressures and sensitivity to increased pricing, or other factors, particularly in the second quarter of fiscal year 2022, and may continue to be impacted by these factors in the future.

We continue to take actions to adjust to the changing business environment and related inflationary pressure. For example, in light of potential pricing sensitivity in the current macro-economic environment, we are focused on investing in our customer and delivering even more value to her and emphasizing the value proposition of our offering in our marketing materials. In addition, we increased wage rates throughout fiscal year 2022 and during the first quarter of 2023 to attract and retain talent at our fulfillment centers and we expect to continue to be impacted by rising labor costs in fiscal year 2023. We also expect transportation costs to continue to increase in fiscal year 2023, and therefore are focused on continuing to diversify our transportation network to mitigate these rising costs and service delays. Examples of these mitigation efforts include optimizing carrier mix such as through increasing volumes with regional and last-mile carriers and consolidating shipments through our at-home pickup service in certain markets and improving contractual terms. Although we continue to face a challenging environment, we plan to invest in our customers, manage our staffing and further diversify our transportation network in order to drive growth and efficiencies in our business.

The full extent to which the macro environment will directly or indirectly impact our business, results of operations, growth rates, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. Given this uncertainty, we cannot estimate the financial impact of the macro environment on our future results of operations, cash flows, or financial condition.

For additional details about key factors affecting our performance, see our 2022 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

	Three Months Ended April 30,
	2023	2022
	($ in millions)
Active Subscribers	145,220	134,998
Average Active Subscribers	135,966	125,119
Gross Profit	$31.4	$22.5
Adjusted EBITDA (1)	$4.5	$(8.8)
__________
(1)Adjusted EBITDA is a non-GAAP financial measure; for a reconciliation to the most directly comparable GAAP financial measure, net loss, and why we consider Adjusted EBITDA to be a useful metric, see “—Non-GAAP Financial Metrics” below.
Active Subscribers: Active Subscribers represents the number of subscribers with an active membership as of the last day of any given period and excludes paused subscribers. As of April 30, 2023, we had 145,220 Active Subscribers, up 7.6% year-over-year and 14.6% quarter-over-quarter. Our Active Subscribers increased primarily due to the launch of the 5 Item Plan and seasonality as compared to the prior quarter.

Average Active Subscribers: Average Active Subscribers represents the mean of the beginning of quarter and end of quarter Active Subscribers for a quarterly period; and for other periods, represents the mean of the Average Active Subscribers of every quarter within that period. As of April 30, 2023, we had 135,966 Average Active Subscribers, up from 125,119 as of April 30, 2022, or a 8.7% increase year-over-year. Average Active Subscribers align to revenue levels in the period, while Active Subscribers are measured as of a specific day.

Gross Profit and Gross Margin: We define Gross Profit as total revenue less costs related to activities to fulfill customer orders and rental product acquisition costs, presented as fulfillment and rental product depreciation and revenue share, respectively, on the condensed consolidated statement of operations. We depreciate owned apparel assets over three years and owned accessory assets over two years net of 20% and 30% salvage values, respectively, and recognize the depreciation on a straight-line basis and remaining cost of items when sold or retired on our condensed consolidated statement of operations. Rental product depreciation expense is time-based and reflects all rental product items we own. We use Gross Profit and Gross Profit as a percentage of revenue, or Gross Margin, to measure the continued efficiency of our business after the cost of our products and fulfillment costs are included. Gross Profit was $31.4 million for the three months ended April 30, 2023 compared to $22.5 million for the three months ended April 30, 2022 representing Gross Margins of 42.3% and 33.5%, respectively. The significant increase in Gross Profit and Gross Margin for the three months ended April 30, 2023 was driven by the impact of our April 2022 price increase, efficiencies in fulfillment costs and lower rental product depreciation costs. Rental product depreciation decreased due to the lower proportion of Wholesale items relative to prior year. We anticipate that our Gross Margin may be lower in fiscal year 2023 compared to fiscal year 2022 due to the March 2023 launch of extra items in our subscription plans and due to the anticipated decrease in our Reserve business. We will seek to continue to drive fulfillment and operational efficiency gains over time and strategically evolve our mix of product acquisition to offset cost increases and/or higher units processed per shipment.

Adjusted EBITDA and Adjusted EBITDA Margin: We define Adjusted EBITDA as net loss, adjusted to exclude interest expense, rental product depreciation, other depreciation and amortization, share-based compensation expense, write-off of liquidated rental product assets, certain non-recurring or one-time costs (see below footnotes to the reconciliation table), income taxes, other income and expense, and other gains / losses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue, net for a period. Adjusted EBITDA was $4.5 million for the three months ended April 30, 2023 compared to $(8.8) million for the three months ended April 30, 2022, representing margins of 6.1% and (13.1)%, respectively. Adjusted EBITDA Margin significantly improved for the three months ended April 30, 2023 due to the improvement in Gross Profit and Gross Margin, impact of the restructuring plan, and improved operating leverage across technology, marketing and general and administrative expenses even with additional strategic investments.

We have the opportunity to improve Adjusted EBITDA and offset cost increases and/or higher units processed per shipment as we increase revenue and drive fulfillment and operational efficiency gains and operating expense leverage. In particular, we continue to expect our restructuring plan to significantly reduce fixed costs and improve operating expense leverage in fiscal year 2023 compared to fiscal year 2022.
Components of Results of Operations
Total Revenue, Net
Our total revenue, net consists of Subscription and Reserve rental revenue and Other revenue. Total revenue is presented net of promotional discounts, credits and refunds and taxes. In fiscal year 2022, our revenue growth rate benefited from COVID recovery and the April 2022 price increase compared to fiscal year 2021. While we anticipate our total revenue to increase and our Active Subscriber growth rate to increase in fiscal year 2023, we anticipate our total revenue growth rate to decelerate due to an anticipated lower growth rate of Average Active Subscribers in fiscal year 2023 relative to fiscal year 2022 and in part due to an anticipated decrease in Reserve revenue.
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

Costs and Expenses
Fulfillment.    Fulfillment expenses consist of all costs to receive, process and fulfill customer orders. This primarily includes shipping costs to/from customers and personnel and related costs, which include salaries and bonuses, and employee benefit costs. Personnel and related costs are related to processing inbound and outbound customer orders, cleaning, restoring and repairing items received from customers, tracking and managing items within our fulfillment center network and ingesting new items received from brands. Fulfillment expenses also include costs of packing materials, cleaning supplies, and other fulfillment-related expenses. We expect fulfillment costs to increase as order volume increases. In fiscal year 2022 costs to ship orders increased due to increasing prices in the transportation market. Fulfillment expense may fluctuate due to various factors including commercial terms and market trends. Fulfillment expense may also increase due to competitive pressures in the labor market which could lead to continued higher wage rates. We increased warehouse wage rates during fiscal year 2022 and expect to continue to be impacted by rising wage rates in the future. During the first quarter of fiscal year 2023, we realized efficiencies that offset fulfillment cost increases. For fiscal year 2023, fulfillment expense may increase as a percentage of revenue compared to fiscal year 2022. We expect to continue to invest in automation and other process improvements to support and drive efficiencies in our operations. To the extent we are successful in becoming more efficient in fulfilling orders, and at a magnitude that is able to offset increasing shipping costs, wage rates and cleaning/packing supply price increases, we would expect these expenses to decrease as a percentage of total revenue over the longer term.
Technology.    Technology expenses consist of personnel and related costs for employees engaged in software development and engineering, quality assurance, product, customer experience, data science, analytics and information technology-related efforts, net of personnel costs associated with capitalized software. Technology expenses also include professional services, third-party hosting expenses, website monitoring costs, and software and license fees. We expect these expenses to decrease in dollars and as a percentage of total revenue compared to fiscal year 2022 as a result of our restructuring plan. Over the medium to long term, these expenses may increase as we continue to improve the customer and subscriber experience and invest in our technology stack and infrastructure to support overall growth in our business. While these expenses may vary from period to period as a percentage of total revenue, we expect them to decrease as a percentage of total revenue over the longer term.
Marketing.    Marketing expenses include online and mobile marketing, search engine optimization and email costs, marketing personnel and related costs, agency fees, brand marketing, printed collateral, consumer research, and other related costs. We expect marketing expenses unrelated to personnel costs to increase as we intend to increase marketing spend to drive the growth of our business and increase our brand awareness. The trend and timing of our marketing expenses will depend in part on the timing of marketing campaigns.
General and Administrative.    General and administrative (“G&A”) expenses consist of all other personnel and related costs for customer service, finance, tax, legal, human resources, fashion and photography and fixed operations costs. General and administrative expenses also includes occupancy costs (including warehouse-related), professional services, credit card fees, general corporate and warehouse expenses, other administrative costs, and gains and losses associated with asset disposals and operating lease terminations. In 2023, we expect these expenses to decrease significantly in dollars and as a percentage of total revenue compared to fiscal year 2022 as a result of our restructuring plan while over the medium to long term, we expect these expenses to increase as we grow our infrastructure to support the overall growth of the business. Rent expense and other facilities-related costs may increase in the future due to inflation or to support overall business growth and fulfillment efficiencies. While these expenses may vary from period to period as a percentage of total revenue, we expect them to decrease as a percentage of total revenue over the longer term.
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
Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented:

	Three Months Ended April 30,
	2023	2022
	(in millions)
Revenue:
Subscription and Reserve rental revenue	$66.8	$61.4
Other revenue	7.4	5.7
Total revenue, net	74.2	67.1
Costs and expenses:
Fulfillment	21.9	22.9
Technology	13.1	13.6
Marketing	9.3	8.7
General and administrative	26.5	29.2
Rental product depreciation and revenue share	20.9	21.7
Other depreciation and amortization	3.8	4.2
Total costs and expenses	95.5	100.3
Operating loss	(21.3)	(33.2)
Interest income / (expense), net	(8.8)	(9.3)
Net loss before income tax benefit / (expense)	(30.1)	(42.5)
Income tax benefit / (expense)	—	—
Net loss	$(30.1)	$(42.5)
Comparison of the three months ended April 30, 2023 and 2022
Total Revenue, Net.    Total revenue, net was $74.2 million for the three months ended April 30, 2023, an increase of $7.1 million, or 10.6%, compared to $67.1 million for the three months ended April 30, 2022. This increase was primarily driven by the increase in Average Active Subscribers and an increase in revenue per subscriber, primarily due to the April 2022 subscription price increase.
Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $66.8 million for the three months ended April 30, 2023, an increase of $5.4 million, or 8.8%, compared to $61.4 million for the three months ended April 30, 2022. This increase was driven by an increase in Average Active Subscribers year-over-year and an increase in revenue per subscriber, primarily due to the price increase announced in April 2022, partially offset by changes in subscriber program mix, lower add-on rates, and flat Reserve revenue compared to the same period in fiscal year 2022.

Other Revenue.    Other revenue was $7.4 million for the three months ended April 30, 2023, an increase of $1.7 million, or 29.8%, compared to $5.7 million for the three months ended April 30, 2022. This increase was primarily driven by an increase in total items sold as well as an increase in Average Active Subscribers and the items purchased per subscriber. Other revenue represented 10.0% of total revenue, up from 8.5% in the same period of fiscal year 2022.
Costs and Expenses.    Total costs and expenses were $95.5 million for the three months ended April 30, 2023, a decrease of $(4.8) million, or (4.8)%, compared to $100.3 million for the three months ended April 30, 2022. This decrease was driven by cost savings from the September 2022 restructuring plan which reduced costs compared to the same quarter last year.
Fulfillment.    Fulfillment expenses were $21.9 million for the three months ended April 30, 2023, a decrease of $(1.0) million, or (4.4)%, representing 29.5% of revenue, compared to $22.9 million for the three months ended April 30, 2022, representing 34.1% of revenue. The decrease in fulfillment dollars and as a percentage of revenue was primarily driven by higher revenue per shipment and fulfillment process and transportation network improvements which offset an increase in units per shipment due to the 5 Item plan and higher transportation pricing and wage rates.
Technology.    Technology expenses were $13.1 million for the three months ended April 30, 2023, a decrease of $(0.5) million, or (3.7)%, compared to $13.6 million for the three months ended April 30, 2022. This decrease was driven by cost savings from the September 2022 restructuring plan. We were able to realize these benefits while supporting growth initiatives including enhanced search, fit and discovery experience for the consumer. Technology expenses were 17.7% of revenue for the three months ended April 30, 2023 compared to 20.3% last year as we saw increased operating leverage with higher revenue. Technology related share-based compensation expense was $1.9 million for the three months ended April 30, 2023 and was $1.2 million for the same period last year.
Marketing.    Marketing expenses were $9.3 million for the three months ended April 30, 2023, an increase of $0.6 million, or 6.9%, compared to $8.7 million for the three months ended April 30, 2022. This increase was driven by increased marketing spend to support customer initiatives. Marketing expenses unrelated to personnel costs were $8.5 million in the three months ended April 30, 2023 and 11.5% of revenue, compared to $7.4 million last year and 11.0% of total revenue.

General and Administrative.    General and administrative (“G&A”) expenses were $26.5 million for the three months ended April 30, 2023, a decrease of $(2.7) million, or (9.2)%, compared to $29.2 million for the three months ended April 30, 2022. This decrease was driven by cost savings from the September 2022 restructuring plan. G&A expenses as a percentage of revenue were 35.7% compared to 43.5% last year as we saw increased operating leverage with higher revenue and a lower cost base post-restructuring. G&A related share-based compensation expense was $6.8 million for the three months ended April 30, 2023 and was $4.1 million for the three months ended April 30, 2022. The increase was primarily due to incremental share-based compensation expense due to equity award modifications related to the transition of the Chief Financial Officer role. We generally expect G&A expenses to decrease in fiscal year 2023, compared with fiscal year 2022, as a result of the aforementioned restructuring; however, share-based compensation expense is expected to increase in fiscal year 2023.
Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $20.9 million for the three months ended April 30, 2023, a decrease of $(0.8) million, or (3.7)%, compared to $21.7 million for the three months ended April 30, 2022. The decrease was driven by a decrease in rental product depreciation, offset by an increase in revenue share. Rental product depreciation and revenue share was 28.2% of revenue in the three months ended April 30, 2023, down from 32.3% in the same period last year primarily due to both the impact of the April 2022 price increase as well as the shift towards more cost efficient product acquisition channels.
Other Depreciation and Amortization.    Other depreciation and amortization was $3.8 million for the three months ended April 30, 2023, a decrease of $(0.4) million, or (9.5)%, compared to $4.2 million for the three months ended April 30, 2022. This decrease was primarily driven by lower depreciation associated with computers and equipment.

Interest Income / (Expense), Net.    Interest expense, net was $8.8 million for the three months ended April 30, 2023, a decrease in expense of $(0.5) million, or (5.4%), compared to $9.3 million for the three months ended April 30, 2022. This decrease was driven by lower cash interest as a result of the 2022 Amended Temasek Facility and higher cash interest earned partially offset by higher paid-in-kind (“PIK”) interest from the 2022 Amended Temasek Facility. Of the $8.8 million total interest expense in the three months ended April 30, 2023, $7.1 million was the accrual of PIK interest, $0.1 million was the net of cash interest, interest earned and financing lease interest and other interest and $1.6 million was debt discount amortization, compared to $3.4 million of PIK interest, $4.9 million of cash interest, financing lease interest and other interest and $1.0 million of debt discount amortization in the three months ended April 30, 2022.
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

Adjusted EBITDA and Adjusted EBITDA Margin.    Adjusted EBITDA and Adjusted EBITDA Margin are key performance measures used by management to assess our operating performance and the operating leverage of our business prior to capital expenditures. Our Adjusted EBITDA margins have improved from (13.1)% in the three months ended April 30, 2022 to 6.1% in the three months ended April 30, 2023.
The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended April 30,
	2023	2022
	(in millions)
Net loss	$(30.1)	$(42.5)
Interest (income) / expense, net (1)	8.8	9.3
Rental product depreciation	12.1	13.6
Other depreciation and amortization (2)	3.8	4.2
Share-based compensation (3)	8.8	5.5
Write-off of liquidated assets (4)	1.0	0.6
Non-recurring adjustments (5)	—	0.3
Other (gains) / losses (6)	0.1	0.2
Adjusted EBITDA	$4.5	$(8.8)
Adjusted EBITDA Margin (7)	6.1%	(13.1)%
__________
(1)Includes debt discount amortization of $1.6 million in the three months ended April 30, 2023 and $1.0 million in the three months ended April 30, 2022.
(2)Reflects non-rental product depreciation and capitalized software amortization.
(3)Reflects the non-cash expense for share-based compensation.
(4)Reflects the write-off of the remaining book value of liquidated rental product that had previously been held for sale.

(5)Non-recurring adjustments for the three months ended April 30, 2022 includes $0.3 million of costs related to public company SOX readiness.
(6)Includes gains / losses recognized in relation to foreign exchange, operating lease terminations and the related surrender of fixed assets (see “Note 4 - Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements).
(7)Adjusted EBITDA Margin calculated as Adjusted EBITDA as a percentage of revenue.

Liquidity and Capital Resources
Since our founding, we have financed our operations primarily from net proceeds from the sale of redeemable preferred stock, common stock and debt financings. As of April 30, 2023, we had cash and cash equivalents of $141.4 million and restricted cash of $10.0 million ($4.2 million current and $5.8 million noncurrent), and an accumulated deficit of $(970.0) million.

On October 29, 2021, we closed our IPO, in which we issued and sold 17,000,000 shares at a public offering price of $21.00 per share. We received net proceeds of $327.3 million after deducting underwriting discounts and commissions and offering expenses.

Concurrent with our IPO, we paid down our senior secured term loan of $80.7 million (including accrued interest) with Ares Corporate Opportunities Fund V, L.P. in full and $60.0 million of our Temasek Facility and refinanced the remaining Temasek Facility, resulting in a total debt repayment of $140.7 million. In January 2023, we entered into the 2022 Amended Temasek Facility. The 2022 Amended Temasek Facility extended the maturity date from October 2024 to October 2026, reduced cash interest payments by over $20 million in cash in the next two fiscal years while the total interest rate remains unchanged during this period, with subsequent increases thereafter. In connection with the 2022 Amended Temasek Facility, we also granted warrants to purchase two million shares of Class A Common Stock at an exercise price of $5.00 per share, along with other clarifications and updates. Our total indebtedness as of April 30, 2023 was $281.2 million. For a description of the terms of our current and prior credit agreements, see “Note 6 – Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements.
We expect that operating losses and negative cash flows from operations could continue in the foreseeable future as we continue to acquire products and increase other investments in our business. We believe our existing cash and cash equivalents, and cash generated from our operations, will be sufficient to sustain our business operations, to satisfy our debt service obligations and to comply with our amended debt covenants for at least the next twelve months from the date the accompanying financial statements included elsewhere in this Quarterly Report are issued. In September 2022, we announced a restructuring plan to reduce costs, streamline its organizational structure and drive operational efficiencies, which is expected to generate annual operating expense savings of approximately $25 million (relative to the second quarter of fiscal year 2022 run rate) in fiscal 2023.
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2023	2022
	(in millions)
Net cash (used in) provided by operating activities	$(3.3)	$(17.4)
Net cash (used in) provided by investing activities	(8.8)	(10.8)
Net cash (used in) provided by financing activities	(0.1)	(1.6)
Net (decrease) increase in cash and cash equivalents and restricted cash	(12.2)	(29.8)
Cash and cash equivalents and restricted cash at beginning of year	163.6	259.6
Cash and cash equivalents and restricted cash at end of period	$151.4	$229.8
We also measure the cash consumption of the business including capital expenditures, by assessing net cash used in operating activities and net cash used in investing activities on a combined basis, which was $(12.1) million for the three months ended April 30, 2023 and $(28.2) million for the three months ended April 30, 2022. The cash consumption of the business was lower in the first quarter of fiscal year 2023 compared with the same period of fiscal year 2022 primarily due to lower operating costs as a result of the restructuring and lower purchases of property and equipment compared to the prior period. Purchases of rental product were higher than the same period last year to support higher subscribers. We also began to opportunistically purchase additional rental product to take advantage of attractive pricing in the current environment, which partially offset the lower cash consumption in the first quarter of fiscal year 2023 compared to the prior year. The sum of net cash used in operating activities and net cash used in investing activities, as a percentage of revenue, was (16.3)% for the three months ended April 30, 2023 and (42.0)% for the three months ended April 30, 2022.
We anticipate this percentage to increase slightly in fiscal year 2023 compared with fiscal year 2022 due to opportunistic purchases of attractively priced product beginning in the first quarter of fiscal year 2023.

Net cash (used in) provided by operating activities.    For the three months ended April 30, 2023, net cash used in operating activities was $(3.3) million, which consisted of a net loss of $(30.1) million, partially offset by non-cash charges of $33.3 million, reclassification of the proceeds from the sale of rental product of $5.4 million and a net change of $(1.1) million in our operating assets and liabilities. The non-cash charges were primarily comprised of $11.9 million of rental product depreciation and write-off expenses, $7.1 million of payment-in-kind interest, $8.8 million of share-based compensation, $1.6 million of debt discount amortization and $3.9 million of other fixed and intangible asset depreciation.
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

Net cash (used in) provided by investing activities.    For the three months ended April 30, 2023, net cash used in investing activities was $(8.8) million, primarily consisting of $(14.6) million of purchases of rental product incurred in the period and $(0.9) million of purchases of fixed and intangible assets. The investment in rental product does not include an additional $13.0 million of cost for units received in the current period but not yet paid for, but does include $(5.4) million of cost for units paid for in the current period but received in the prior period (see the Supplemental Cash Flow Information in Part I, Item 1. Financial Statements). The investment in rental product was to support our growth in customer demand. We also began to opportunistically purchase additional rental product to take advantage of attractive pricing in the current environment. The majority of the investment in fixed and intangible assets was related to investments in capitalized technology labor. The cash used in investing activities was partially offset by $5.4 million of proceeds from the sale of owned rental product and $1.3 million of proceeds from the liquidation of rental product.
For the three months ended April 30, 2022, net cash used in investing activities was $(10.8) million, primarily consisting of $(13.4) million of purchases of rental product and $(2.0) million of purchases of fixed and intangible assets. The investment in rental product did not include the additional $12.7 million of cost for units received in the current period but not yet paid for, but did include $6.5 million of cost for units paid for in the current period but received in the prior period (see Supplemental Cash Flow Information in Part I, Item 1. Financial Statements). The investment in rental product was to support growth in customer demand. The majority of the investment in fixed and intangible assets was related to investments in automation assets, additional processing machinery and equipment for the Secaucus and Arlington warehouses and capitalized technology labor. The cash used in investing activities was partially offset by $4.0 million of proceeds from sales of owned rental products and $0.6 million of proceeds from the liquidation of rental product.
Net cash provided by (used in) financing activities.    During the three months ended April 30, 2023, net cash used in financing activities was $(0.1) million, consisting of other financing payments.
During the three months ended April 30, 2022, net cash used in financing activities was $(1.6) million, consisting of other financing payments.
Contractual Obligations and Commitments
In January 2023, we entered into the 2022 Amended Temasek Facility, which extended the maturity date and reduced cash interest payments over the next two years. As of April 30, 2023, we had approximately $281.2 million of total debt outstanding, none of which matures within the next 12 months. See “Note 6 — Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information.
See “Note 4 — Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements for our minimum fixed lease obligations under existing lease agreements as of April 30, 2023.
Critical Accounting Estimates
Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our 2022 Annual Report on Form 10-K. In the three months ended April 30, 2023, there were no material changes to our critical accounting estimates from those discussed in our 2022 Annual Report on Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our quantitative and qualitative disclosures about market risk are described under the heading “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Annual Report on Form 10-K. In the three months ended April 30, 2023, there were no material changes to our quantitative and qualitative disclosures about market risk from those discussed in our 2022 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of April 30, 2023 because of the material weaknesses in our internal control over financial reporting described below.
Notwithstanding the below identified material weaknesses, management believes the condensed consolidated financial statements as included in Part I, Item 1 of this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States.
Material Weaknesses in Internal Control Over Financial Reporting
In connection with the audit of our financial statements as of and for the year ended January 31, 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of April 30, 2023, these material weaknesses are still in the process of being remediated.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1. LEGAL PROCEEDINGS
The information contained in “Note 13 — Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements is incorporated by reference into this Item.
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
We have grown rapidly over the last several years, due in large part to the growth in demand for our Subscription offerings, however, our recent growth rates and financial performance should not necessarily be considered indicative of our future performance. To effectively manage and capitalize on our growth, we must continue to enhance customer experience and attract and retain customers (particularly subscribers), iterate our subscription products, invest in digital consumer innovation, expand our brand awareness and marketing, and upgrade our management information and reverse logistics systems and other processes. Our growth and growth strategies have in the past strained, and could in the future strain, our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diverse and growing employee base. Failure to scale and preserve our company culture as we grow could also harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
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

Paid marketing is a key part of our growth strategy and we have increased our spending and plan to continue to increase spending and run marketing campaigns to acquire additional subscribers and customers, all of which could impact our customer acquisition costs and overall profitability. We also utilize promotional pricing to attract customers and subscribers who may have heightened price sensitivity and not be willing to pay full price for our offering when the promotion period expires. We are experimenting with our promotional pricing for Subscription, which is intended to enhance retention and customer experience; however, these experiments may not be successful and may result in lower than anticipated subscriber acquisition. We may incur marketing expenses significantly in advance of the time we anticipate recognized revenue associated with such expenses. In addition, our paid marketing may not effectively reach potential customers or be cost-effective, changes in regulations or third-party interference could limit the ability of search engines and social media platforms for marketing, potential customers may decide not to rent through our platform or the spend of new customers may not yield the intended return on investment, any of which could negatively affect our results of operations.
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

If existing customers no longer find our offerings and products appealing, appropriately priced or easy to use, or if we are unable to provide high-quality support to customers to help them resolve issues in a timely and acceptable manner, they may stop using our offerings, negative publicity may be generated and word-of-mouth and other referrals may be hampered. For example, in April 2022 we announced a price increase for our subscription plans. Based on performance and additional data in the third and fourth quarters of fiscal year 2022, we believe that the April price increase was a significant negative contributor to subscriber pause and retention levels, and to a lesser extent, subscriber acquisition, in the second quarter of fiscal year 2022, in addition to seasonality and other potential macroeconomic factors. We have seen improvement in these trends; however, these improvements may not be sustained. If our customers no longer perceive our subscription plans as appropriately priced and cancel or pause their subscriptions, our business and financial results could be harmed. We are focused on investing in our customer and delivering even more value to her, including by adding an extra item to each shipment beginning in the first quarter of fiscal year 2023, and emphasizing the value proposition of our offering in our marketing materials; however these or other initiatives to retain customers may not be successful and may require additional costs or lead to unanticipated consequences. Even if our existing customers continue to find our offerings and products appealing and our customer service satisfactory, they may decide to downgrade to a less frequent, lower cost subscription and/or rent fewer items due to price sensitivity and/or changing demand or other reasons. If customers downgrade their subscriptions or make fewer or lower priced rentals, our financial results could be negatively affected.
We have a history of losses, and we may be unable to achieve or sustain profitability.
We had a net loss of $(30.1) million and $(138.7) million for the three months ended April 30, 2023 and year ended January 31, 2023, respectively, and have in the past had net losses. As of April 30, 2023, we had an accumulated deficit of $(970.0) million. Because we have a short operating history at scale, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to sustain or increase our profitability.
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

In addition to offering the ability to return products by dropping off items with third-party shipping vendors, we offer at-home pickup for customers located in multiple markets. We believe at-home pickup is more convenient for many customers and is more cost-effective for us. Although we have had positive customer feedback and adoption to date, at-home pickup is a newer offering and may not be successful over the long-term. In the event that we do not successfully and cost-effectively manage at-home pickup logistics, it will make it more difficult for us to satisfy our customers and efficiently manage shipping costs, which will negatively affect our brand, financial condition and results of operations.
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

We also procure and manufacture products outside of the United States. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, limitations in factory capacity, the imposition of additional import or trade restrictions, including legal or economic restrictions on overseas brand partners’ or manufacturers’ ability to produce and deliver products, increased custom duties and tariffs, unforeseen delays in customs, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, foreign government regulations, political instability and economic uncertainties in the countries from which we or our brand partners source our products. Future extended disruptions in travel may limit our ability to source products in-person, which may lead to suboptimal products and harm our business. For the next several quarters, we anticipate facing, and having to address challenges relating to, economic uncertainty and trends that may also impact our business operations, including transportation efficiencies. Additionally, oil supply disruptions related to Russia’s invasion of Ukraine led and could continue to lead to increased fuel and shipping prices. Further, certain trade restrictions related to the Xinjiang region of China that impose a ban on virtually all imports from that region could affect the sourcing and availability of raw materials, such as cotton, used in the manufacturing of certain products and lead to our products and materials and those of our brand and/or manufacturing partners being held for inspection by the United States Customs & Border Patrol and delayed or rejected for entry, which could adversely impact the customer experience and our business. In addition, negative press or consumer sentiment about internationally sourced products may lead to reduced demand for our products. These and other issues affecting our international brand partners, manufacturers or internationally sourced products could have a material adverse effect on our business, financial condition, and results of operations.
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
Our industry is characterized by rapidly changing technology, new service and product introductions, and changing customer demands and preferences, and we are not able to predict the effect of these changes on our business. In addition, we believe that our future success depends, in part, on our ability to anticipate and respond effectively to new technology disruption and developments. These may include new software applications or related services based on artificial intelligence (such as our anticipated AI search beta launch), machine learning, or robotics. For example, we are currently focused on improving the performance of our website and mobile application for our customers, including increasing site speed and reliability and enhancing search and discovery; however, our efforts may be unsuccessful. The technologies that we currently use to support our business platform may become inadequate or obsolete, and the cost of incorporating new technologies into our offerings and services may be substantial. Any failure by us to adequately integrate technological developments in our approach to data management could harm our ability to leverage data, including customer data, collected through our technology and our systems, which could have a negative effect on our business. If we are unable to adequately utilize our data in support of our operations due technical or other limitations, our ability to drive leverage in operational efficiencies and to attract new customers and retain existing customers could be impaired. In addition, if we are unable to successfully leverage new technology to automate and otherwise enhance and drive efficiencies in our operations, our business, results of operations and financial condition could be harmed.
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
In September 2022, we announced a restructuring plan that is intended to reduce costs, streamline our organizational structure and drive operational efficiencies. This plan or other future restructuring plans present significant risks that could have a material adverse effect on our operations, financial condition, results of operations, cash flow, or business reputation. Such risks include:
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

In addition, our future success will depend upon our ability to attract and retain employees, particularly for key roles, such as engineering and technology (including data science and analytics), brand, marketing, buying and planning, and logistics, as well as hourly fulfillment workers and customer service agents. Such efforts have required, and are expected to continue to require significant time, expense, and attention as there is intense competition for such individuals, particularly in New York City, Galway, New Jersey and Texas, and new hires require significant training and time before they achieve full productivity. We may be unable to maintain competitive wage and salary levels, which are likely to increase further due to inflation and potential minimum wage increases, which could increase attrition and make recruiting more difficult. Alternatively, we may be required to increase current compensation levels to attract and retain employees, which could negatively impact our profitability goals. In addition, prospective and existing employees often consider the value of the equity awards they may receive in connection with their employment and our stock price has declined significantly since our 2021 IPO. If the perceived value of our equity awards is inadequate or experiences significant volatility, it may adversely affect our ability to recruit and retain key employees. In April 2023, we announced a proposed option exchange designed to incentivize and retain employees, directors and other service providers by providing the ability to exchange outstanding stock options for RSUs, which was approved by shareholders on June 7, 2023. This option exchange is expected to be completed during the second-quarter of fiscal year 2023; however, it may not be completed as planned. We may change our plans or the option exchange may cause us to incur significant and unexpected costs. In addition, the option exchange may not have the intended incentivization and retention benefits. Further our September 2022 restructuring plan has made and in the future may continue to make it more difficult to attract and retain employees for key roles.
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
As of April 30, 2023, we had $281.2 million aggregate principal amount of borrowings under a credit facility with Double Helix Pte Ltd. as administrative agent for Temasek Holdings (as currently in effect, the “2022 Amended Temasek Facility”). The 2022 Amended Temasek Facility matures in October 2026. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot provide assurance that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See “Note 6 —Long-Term Debt” in the Notes to Condensed Consolidated Financial Statements for more information on our indebtedness.
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
In connection with the preparation of our consolidated financial statements as of January 31, 2021, we identified material weaknesses in our internal control over financial reporting, as described below. As of April 30, 2023, these material weaknesses were still in the process of being remediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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

The COVID-19 pandemic has had, and may in the future have, a material adverse impact on our business. Other future pandemics or public health crises may have a similar adverse impact on our business.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments include the useful life and salvage value of rental product, incremental borrowing rate to determine lease liabilities and right-of-use assets, and the valuation of share-based compensation and warrants. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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
The market price of our Class A common stock has declined significantly since our IPO, has been volatile and is likely to continue to be volatile and could be subject to wide fluctuations in response to the risk factors described in this Quarterly Report, and others within or beyond our control, including:
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
Our executive officers, directors, and stockholders party to our stockholders’ agreement entered into in connection with our IPO, in the aggregate, beneficially own over 50% of the voting power of our outstanding common stock as of April 30, 2023. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
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
Although we have opted out of Section 203 of the General Corporation Law of the State of Delaware, our Amended Charter contains provisions that are similar to Section 203. Specifically, our Amended Charter provides that, subject to certain exceptions, we will not be able to engage in a “business combination” with any “interested stockholder” for three years following the date that the person became an interested stockholder, unless certain requirements are met. A “business combination” includes, among other things, a merger or consolidation involving us and the “interested stockholder” or the sale of more than 10% of our assets or to an interested stockholder. In general, an “interested stockholder” is any entity or person beneficially owning 15% or more of our outstanding voting stock and any affiliates or associates of such entity or person.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
(a)Exhibits.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing date

3.1	Amended & Restated Certificate of Incorporation	8-K	001-40958	3.1	10/29/2021

3.2	Amended & Restated Bylaws	8-K	001-40958	3.2	10/29/2021

10.1	Offer Letter Amendment, between the Company and Siddharth Thacker, dated April 11, 2023	8-K	001-40958	10.1	4/12/2023
10.2	Transition Agreement, between the Company and Scarlett O’Sullivan, dated April 11, 2023	8-K	001-40958	10.2	4/12/2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith
** Furnished herewith
† Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item (601)(b)(10)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENT THE RUNWAY, INC.

Date: June 8, 2023	By:	/s/Siddharth Thacker
Siddharth Thacker
Chief Financial Officer
(Principal Financial and Accounting Officer)