Form 10-Q
period 2023-07-31
Rent the Runway, Inc.
filed 2023-09-08
CIK 1468327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No ☒
The registrant had outstanding 65,858,662 shares of Class A common stock and 3,091,873 shares of Class B common stock as of September 1, 2023.

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
•COVID-19 has, and future COVID-19 outbreaks may in the future have, a material adverse impact on our business. Other future pandemics or public health crises may have a similar adverse impact on our business.
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
•We face risks associated with our indebtedness and potential need for additional capital, including that restructuring or refinancing may not be available on acceptable terms or at all.
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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aims,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, share-based compensation, business strategy and initiatives, including rental product depth strategy, promotional and marketing strategy and onboarding initiatives, sustainability initiatives, business plans, impact from our September 2022 restructuring plan and other cost savings initiatives, anticipated cost savings from our new transportation deal with a major national carrier, product acquisition expectations, impacts from our five-item base subscription offering, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report for the quarter ended July 31, 2023. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Part I - Financial Information
Item 1. Financial Statements

RENT THE RUNWAY, INC. Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts, unaudited)

	July 31,	January 31,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$123.7	$154.5
Restricted cash, current	4.2	3.1
Prepaid expenses and other current assets	9.6	14.5
Total current assets	137.5	172.1
Restricted cash	5.8	6.0
Rental product, net	88.0	78.7
Fixed assets, net	40.0	44.7
Intangible assets, net	3.9	4.1
Operating lease right-of-use assets	25.3	26.7
Other assets	3.9	3.9
Total assets	$304.4	$336.2
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$10.2	$12.4
Accrued expenses and other current liabilities	21.1	24.4
Deferred revenue	10.8	12.0
Customer credit liabilities	6.5	6.8
Operating lease liabilities	4.6	4.4
Total current liabilities	53.2	60.0
Long-term debt, net	290.6	272.5
Operating lease liabilities	35.9	38.3
Other liabilities	0.7	0.7
Total liabilities	380.4	371.5
Commitments and Contingencies (Note 13)
Stockholders’ equity (deficit)
Class A common stock, $0.001 par value; 300,000,000 shares authorized as of July 31, 2023 and January 31, 2023; 65,361,755 and 61,956,536 shares issued and outstanding as of July 31, 2023 and January 31, 2023, respectively	0.1	0.1
Class B common stock, $0.001 par value; 50,000,000 shares authorized as of July 31, 2023 and January 31, 2023; 3,085,148 and 3,066,251 shares issued and outstanding as of July 31, 2023 and January 31, 2023, respectively	—	—
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of July 31, 2023 and January 31, 2023; 0 shares issued and outstanding as of July 31, 2023 and January 31, 2023	—	—
Additional paid-in capital	920.7	904.5
Accumulated deficit	(996.8)	(939.9)
Total stockholders’ equity (deficit)	(76.0)	(35.3)
Total liabilities and stockholders’ equity (deficit)	$304.4	$336.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Operations
(In millions, except share and per share amounts, unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue:
Subscription and Reserve rental revenue	$68.0	$70.0	$134.8	$131.4
Other revenue	7.7	6.5	15.1	12.2
Total revenue, net	75.7	76.5	149.9	143.6
Costs and expenses:
Fulfillment	22.5	23.4	44.4	46.3
Technology	12.9	14.9	26.0	28.5
Marketing	8.2	9.0	17.5	17.7
General and administrative	25.9	29.6	52.4	58.8
Rental product depreciation and revenue share	20.0	20.7	40.9	42.4
Other depreciation and amortization	3.7	4.5	7.5	8.7
Total costs and expenses	93.2	102.1	188.7	202.4
Operating loss	(17.5)	(25.6)	(38.8)	(58.8)
Interest income / (expense), net	(9.5)	(9.6)	(18.3)	(18.9)
Other income / (expense), net	0.1	1.3	0.1	1.3
Net loss before income tax benefit / (expense)	(26.9)	(33.9)	(57.0)	(76.4)
Income tax benefit / (expense)	0.1	—	0.1	—
Net loss	$(26.8)	$(33.9)	$(56.9)	$(76.4)
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.53)	$(0.85)	$(1.20)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	67,608,274	64,074,681	66,751,529	63,758,256
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of April 30, 2023	66,681,142	$0.1	$913.3	$(970.0)	$(56.6)
Stock issued under stock incentive plan	1,765,761	—	—	—	—
Share-based compensation expense	—	—	7.4	—	7.4
Net loss	—	—	—	(26.8)	(26.8)
Balances as of July 31, 2023	68,446,903	$0.1	$920.7	$(996.8)	$(76.0)

Balances as of April 30, 2022	63,930,902	$0.1	$877.7	$(843.7)	$34.1
Stock issued under stock incentive plan	153,916	—	—	—	—
Share-based compensation expense	—	—	6.9	—	6.9
Net loss	—	—	—	(33.9)	(33.9)
Balances as of July 31, 2022	64,084,818	$0.1	$884.6	$(877.6)	$7.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of January 31, 2023	65,022,787	$0.1	$904.5	$(939.9)	$(35.3)
Stock issued under stock incentive plan	3,424,116	—	—	—	—
Share-based compensation expense	—	—	16.2	—	16.2
Net loss	—	—	—	(56.9)	(56.9)
Balances as of July 31, 2023	68,446,903	$0.1	$920.7	$(996.8)	$(76.0)

Balances as of January 31, 2022	63,036,797	$0.1	$872.2	$(801.2)	$71.1
Stock issued under stock incentive plan	1,048,021	—	—	—	—
Share-based compensation expense	—	—	12.4	—	12.4
Net loss	—	—	—	(76.4)	(76.4)
Balances as of July 31, 2022	64,084,818	$0.1	$884.6	$(877.6)	$7.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Six Months Ended July 31,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(56.9)	$(76.4)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Rental product depreciation and write-offs	19.9	24.1
Write-off of rental product sold	5.0	3.0
Other depreciation and amortization	7.5	8.7
(Gain) / loss from lease termination and write-off of fixed assets	0.1	1.9
Proceeds from rental product sold	(10.8)	(8.8)
(Gain) / loss from liquidation of rental product	(0.4)	(0.2)
Accrual of paid-in-kind interest	14.7	7.0
Amortization of debt discount	3.4	2.0
Share-based compensation expense	16.2	12.4
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4.9	0.9
Operating lease right-of-use assets	1.4	3.2
Other assets	—	(0.1)
Accounts payable, accrued expenses and other current liabilities	(5.0)	(5.3)
Deferred revenue and customer credit liabilities	(1.5)	1.3
Operating lease liabilities	(2.2)	(6.8)
Other liabilities	(0.4)	0.1
Net cash (used in) provided by operating activities	(4.1)	(33.0)
INVESTING ACTIVITIES
Purchases of rental product	(36.3)	(27.6)
Proceeds from liquidation of rental product	2.2	2.6
Proceeds from sale of rental product	10.8	8.8
Purchases of fixed and intangible assets	(2.2)	(4.6)
Net cash (used in) provided by investing activities	(25.5)	(20.8)
FINANCING ACTIVITIES
Other financing payments	(0.3)	(3.1)
Net cash (used in) provided by financing activities	(0.3)	(3.1)
Net (decrease) increase in cash and cash equivalents and restricted cash	(29.9)	(56.9)
Cash and cash equivalents and restricted cash at beginning of period	163.6	259.6
Cash and cash equivalents and restricted cash at end of period	$133.7	$202.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Six Months Ended July 31,
	2023	2022
Reconciliation of Cash and Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$123.7	$192.3
Restricted cash, current	4.2	4.6
Restricted cash, noncurrent	5.8	5.8
Total cash and cash equivalents and restricted cash	$133.7	$202.7

Supplemental Cash Flow Information:
Cash payments (receipts) for:
Fixed operating lease payments, net	$5.7	$7.3
Fixed assets and intangibles received in the prior period	0.1	0.8
Rental product received in the prior period	5.4	6.5
Non-cash financing and investing activities:
Financing lease right-of-use asset amortization	$0.3	$0.2
ROU assets obtained in exchange for lease liabilities	—	0.4
Purchases of fixed assets and intangibles not yet settled	0.1	1.5
Purchases of rental product not yet settled	5.0	8.9
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
The results for the three and six months ended July 31, 2023 are not necessarily indicative of the operating results expected for the year ending January 31, 2024 or any future period. The condensed consolidated balance sheet as of January 31, 2023 is derived from the audited consolidated financial statements. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, the unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended January 31, 2023, which can be found in the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2023.
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
As of July 31, 2023, the effects of the macroeconomic environment on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
Concentrations of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash investments with high credit quality financial institutions. The Company believes no significant credit risk exists with respect to these financial instruments.
No single customer accounted for more than 5% of the Company’s revenue during the three or six months ended July 31, 2023 and 2022.
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

Accounts receivable, net consists primarily of amounts due from third party liquidation and Exclusive Design wholesale partners that do not bear interest. The Company records an allowance for doubtful accounts taking into consideration historical losses adjusted for current market conditions, the financial condition of the customer, the amount of receivables in dispute, and the current receivables aging and payment patterns. Accounts receivable, net was immaterial and $4.0 million as of July 31, 2023 and January 31, 2023, respectively. The allowance for doubtful accounts was immaterial as of January 31, 2023. As of January 31, 2023, one third party partner represented the majority of the Company’s accounts receivable balance.
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
Once it is no longer considered rentable, rental product in a sellable condition is classified as held for sale and written down to salvage value. The value of rental product held for sale as of July 31, 2023 and January 31, 2023 was $3.1 million and $3.0 million, respectively. The accelerated depreciation related to rental product held for sale was $1.1 million and $2.1 million for the three months ended July 31, 2023 and 2022, respectively, and $2.0 million and $3.4 million, for the six months ended July 31, 2023 and 2022, respectively. The accelerated depreciation is presented on the condensed consolidated statements of operations within rental product depreciation and revenue share.

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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The purchases of rental product, as well as the proceeds from the sale and liquidation of rental product, are classified as cash flows from investing activities on the condensed consolidated statements of cash flows because the predominant activity of the rental product purchased is to generate rental revenue and such classification is consistent with the classification of long-term asset activity. Proceeds from the sale of rental product were $10.8 million and $8.8 million for the six months ended July 31, 2023 and 2022, respectively.
Revenue Recognition
Subscription and a-la-carte rental fees (“Subscription and Reserve rental revenue”) are recognized in accordance with Accounting Standard Update (“ASU”) 2016-02, Leases, Topic 842 (“ASC 842”). Other revenue, primarily related to the sale of rental product, is recognized under ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”) at the date of delivery of the product to the customer. Other revenue represented 10% and 8% of total revenue for the three months ended July 31, 2023 and 2022, respectively, and 10% and 8% of total revenue for the six months ended July 31, 2023 and 2022, respectively.
Revenue is presented net of promotional discounts, customer credits and refunds. Promotional discounts are recognized in accordance with either ASC 842 or ASC 606, based on the guidance applied to the rental fees or product sales to which the promotional discounts are related. Revenue is presented net of taxes that are collected from customers and remitted to governmental authorities.

The Company recognizes a liability at the time a customer credit or a gift card is issued, and revenue is recognized upon redemption of the credit or gift card. The Company’s customer credit liability is presented on the condensed consolidated balance sheets. During the three months ended July 31, 2023 and 2022, $0.4 million and $0.5 million of credits included in the customer credit liability as of April 30, 2023 and 2022, respectively, were redeemed. During the six months ended July 31, 2023 and 2022, $1.0 million and $1.3 million of credits included in the customer credit liability as of January 31, 2023 and 2022, respectively, were redeemed. Customer credits and gift cards do not have expiration dates. Over time, a portion of these instruments is not redeemed. The Company recognizes breakage income related to these instruments based on the redemption pattern method. The Company continues to maintain the full liability for the unredeemed portion of the credits and gift cards when the Company has any legal obligation to remit such credits to government authorities in relevant jurisdictions.
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
The Company accrues for credits and refunds issued subsequent to the balance sheet date that relate to rentals prior to the balance sheet date. These amounts were not material as of July 31, 2023 and January 31, 2023.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Other Revenue
Other revenue consists primarily of revenue from the sale of rental product. The Company recognizes revenue from the sale of rental product in accordance with ASC 606. Sale of rental product occurs when a customer purchases rental product at a discounted price, calculated as a percentage of retail value. Payment is due upon order confirmation and there is no financing component. The single performance obligation associated with rental product sales is generally satisfied upon delivery of the rental product to the customer. The Company does not have any material contractual assets or liabilities with respect to other revenue as of July 31, 2023 and January 31, 2023.

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
3.Liquidity
The Company has incurred a net loss from operations since inception and has historically relied upon debt and equity financing to fund its operations. While the Company experienced year-over-year revenue and subscriber growth in fiscal year 2022 and in the six months ended July 31, 2023, revenue decreased year-over-year in the three months ended July 31, 2023. To the extent the Company is impacted by macroeconomic trends, or other factors the Company has established plans to preserve existing cash liquidity, which includes additional reductions to labor, operating expenses, and/or capital expenditures.
In September 2022, the Company announced a restructuring plan that is expected to generate annual operating expense savings of approximately $25 million (relative to the second quarter of fiscal year 2022 run rate) in fiscal year 2023. Actual savings may differ from these estimates.

As of July 31, 2023 and January 31, 2023, the Company held cash and cash equivalents of $123.7 million and $154.5 million, respectively, and long-term debt of $290.6 million and $272.5 million, respectively, with a maturity date of October 2026. In the event that the Company fails to comply with the covenants specified in the 2022 Amended Temasek Facility, the lender has the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. The Company believes that it will have sufficient liquidity from cash on-hand and future operations to sustain its business operations and to satisfy its debt service obligations and the $50 million minimum liquidity maintenance covenant for at least the next twelve months from the date these financial statements are issued.
4.Leases - Lessee Accounting
During the six months ended July 31, 2022, the Company amended the operating lease for its corporate headquarters in Brooklyn, NY, the terms of which terminated one floor of the leased space. The partial lease termination of the corporate headquarters leased space resulted in a reduction of $10.6 million in the Company’s future minimum fixed lease obligations as of the lease modification date. The Company treated the partial lease termination amendment as a lease modification as of the effective date which resulted in an adjustment of $3.7 million and $1.4 million to the related lease liabilities and right-of-use assets, respectively. The Company recorded a gain on the partial termination of $1.8 million and a loss on surrender of the related fixed assets, primarily leasehold improvements, of $1.9 million, both of which are recorded on the condensed consolidated statements of operations within general and administrative expenses in the six months ended July 31, 2022.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The following table summarizes the Company’s minimum fixed lease obligations under existing agreements as a lessee, excluding variable payments and short-term lease payments, as of July 31, 2023:

	Operating	Financing
Fiscal year:
2023	$5.3	$0.4
2024	9.5	0.6
2025	8.2	0.3
2026	8.1	0.1
2027	7.9	0.1
Thereafter	34.8	0.5
Total minimum lease payments	73.8	2.0
Imputed interest	(33.3)	(0.6)
Lease liabilities as of July 31, 2023	$40.5	$1.4
5.Rental Product, Net
Rental product, net consisted of the following:

	July 31,	January 31,
	2023	2023

Apparel	$161.7	$156.7
Accessories	6.3	5.9
	168.0	162.6
Less: accumulated depreciation	(80.0)	(83.9)
Rental product, net	$88.0	$78.7
Depreciation and write-offs related to rental product, including write-offs of rental products sold, was $12.8 million and $13.5 million for the three months ended July 31, 2023 and 2022, respectively, and $24.9 million and $27.1 million for the six months ended July 31, 2023 and 2022, respectively.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
6.Long-Term Debt
Summary
The following table summarizes the Company’s long-term debt outstanding as of July 31, 2023 and January 31, 2023:

	July 31,	January 31,
	2023	2023

Temasek Facility principal outstanding	$271.6	$271.6
Add: payment-in-kind interest	32.5	17.8
Less: unamortized debt discount	(13.5)	(16.9)
Temasek Facility, net	290.6	272.5
Less: current portion of long-term debt	—	—
Total noncurrent long-term debt	$290.6	$272.5
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

The 2022 Amended Temasek Facility did not change the covenants under the 2021 Amended Temasek Facility, which require the Company to comply with specified nonfinancial covenants including, but not limited to, restrictions on the incurrence of debt, payment of dividends, making of investments, sale of assets, mergers and acquisitions, modifications of certain agreements and its fiscal year, and granting of liens. Additionally, the 2022 Amended Temasek Facility includes a minimum liquidity maintenance covenant of $50.0 million. The 2022 Amended Temasek Facility also contains various events of default, including failure to comply with the minimum liquidity maintenance covenant, the occurrence of which could result in the acceleration of obligations for the Company.
The Company determined that all of the embedded features of the Temasek Facility, 2021 Amended Temasek Facility, and 2022 Amended Temasek Facility were clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s condensed consolidated financial statements.
Covenants
The Company was in compliance with all applicable financial and nonfinancial covenants as of July 31, 2023.

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

The amount of unrecognized tax benefits as of July 31, 2023 and January 31, 2023 was $1.0 million and $0.9 million, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized benefits relating to the Company’s tax position is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain and a reasonable estimate of the range of gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months cannot be made at this time.
8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	July 31,	January 31,
	2023	2023
Accrued operating and general expenses	$8.2	$6.0
Revenue share payable	4.8	5.3
Accrued payroll related expenses	3.8	4.7
Sales and other taxes	2.3	2.7
Accrued interest	1.5	5.1
Gift card liability	0.5	0.6
Accrued expenses and other current liabilities	$21.1	$24.4
9.Fair Value Measurements
As of July 31, 2023 and January 31, 2023, the carrying amounts of the Company’s cash and cash equivalents, current and noncurrent restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximated their estimated fair value due to their relatively short maturities.

The Company’s long-term debt is reported at carrying value on the Company’s condensed consolidated balance sheet. Refer to Note 6 — Long-Term Debt. The Company estimates the fair value of its long-term debt based on recently reported market transactions for similar financial instruments by companies with similar credit ratings and, as such, are classified as Level 2 within the fair value hierarchy. As of July 31, 2023, the estimated fair value of the Company’s long-term debt was $284.3 million.

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

Preferred Stock
Upon the IPO, the Company authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. No shares were issued or outstanding as of July 31, 2023.

Warrants
As of July 31, 2023 and January 31, 2023, the Company had the following outstanding warrants:

	July 31, 2023
Outstanding Warrants	Date Issued	Number of Shares	Class of Shares	Exercise Price (Per Warrant)	Fair Value at Issuance
Equity classified:
TriplePoint	Nov-16	82,891	Common	$7.54	$0.3
TriplePoint	Jun-17	18,236	Common	7.54	0.1
TriplePoint	Sep-17	14,920	Common	7.54	0.1
TriplePoint	Jan-18	16,578	Common	7.54	0.1
TriplePoint	Apr-18	16,578	Common	7.54	0.1
TriplePoint	Nov-15	35,215	Common	17.04	0.2
TriplePoint	Jun-16	28,172	Common	17.04	0.2
TriplePoint	Sep-16	24,650	Common	17.04	0.1
Double Helix (Temasek)	Oct-21	394,343	Common	21.00	5.3
Double Helix (Temasek)	Jan-23	2,000,000	Common	5.00	6.9
		2,631,583			$13.4
The warrant for 730,000 shares of common stock issued to Double Helix (Temasek) in July 2018 with an exercise price of $27.40 per share expired unexercised during the six months ended July 31, 2022. See Note 6 - Long-Term Debt for details of the warrants issued to Temasek in January 2023.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)

	January 31, 2023
Outstanding Warrants	Date Issued	Number of Shares	Class of Shares	Exercise Price (Per Warrant)	Fair Value at Issuance
Equity classified:
TriplePoint	Nov-16	82,891	Common	$7.54	$0.3
TriplePoint	Jun-17	18,236	Common	7.54	0.1
TriplePoint	Sep-17	14,920	Common	7.54	0.1
TriplePoint	Jan-18	16,578	Common	7.54	0.1
TriplePoint	Apr-18	16,578	Common	7.54	0.1
TriplePoint	Nov-15	35,215	Common	17.04	0.2
TriplePoint	Jun-16	28,172	Common	17.04	0.2
TriplePoint	Sep-16	24,650	Common	17.04	0.1
Double Helix (Temasek)	Oct-21	394,343	Common	21.00	5.3
Double Helix (Temasek)	Jan-23	2,000,000	Common	5.00	6.9
		2,631,583			$13.4
As of July 31, 2023 and January 31, 2023, all outstanding warrants were equity-classified and recorded as additional paid-in capital. Equity-classified contracts are not subsequently remeasured unless reclassification is required from equity to liability classification.

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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Amended and Restated 2021 Incentive Award Plan

The Company's Amended and Restated 2021 Incentive Award Plan (the "2021 Plan") was adopted by its board of directors and approved by stockholders in October 2021 and became effective upon the effective date of the IPO. The 2021 Plan replaced the 2019 Plan, and no further grants will be made under the 2019 Plan. The terms of equity awards granted under the 2021 Plan in the year ended January 31, 2022 were generally consistent with those granted under the 2019 Plan, as described above. RSUs granted under the 2021 Plan in the year ended January 31, 2022 generally vest over four years and do not have liquidity-based vesting conditions. RSUs granted under the 2021 Plan during the year ended January 31, 2023 and six months ended July 31, 2023 have a shorter vesting period of one to two years. As of July 31, 2023, there were 6,154,811 shares of Class A common stock available for issuance under the 2021 Plan. There will not be any further equity grants of Class B common stock.

The grant date fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The option pricing model considers several variables and assumptions in estimating the fair value of share-based awards. Because the Company’s shares are only recently publicly traded and there is a lack of historical company-specific data available, expected term is estimated under the simplified method using the vesting and contractual terms, and expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. There were no stock options granted during the year ended January 31, 2023 or the six months ended July 31, 2023.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Stock Options
Stock option activity during the period indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balances as of January 31, 2023	8,060,647	$7.33	6.37	$0.4
Granted	—	—
Exercised	—	—
Forfeited	(6,983,981)	7.19
Balances as of July 31, 2023	1,076,666	$8.19	5.70	$—
Exercisable as of July 31, 2023	937,558	$8.04	5.58	$—
As of July 31, 2023, there was $0.7 million of unrecognized compensation cost related to stock options granted that is expected to be recognized over a weighted average period of 2 years.

During the three and six months ended July 31, 2023, the Company completed an option exchange designed to incentivize and retain employees, directors and other service providers by providing the ability to exchange outstanding stock options for RSUs representing the right to receive Class A common stock. Stock options relating to 6,627,411 shares of Class A and Class B common stock were forfeited in exchange for 2,650,930 RSUs which generally vest over two years. The Company will recognize $0.8 million of incremental stock compensation expense from the RSUs granted as a result of the option exchange which will be recognized over the two years vesting period. The Company currently uses authorized and unissued shares to satisfy the exercise of stock option awards.
RSUs
RSUs activity during the period indicated is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of January 31, 2023	5,976,121	$5.64
Granted	8,452,575	2.78
Vested/Released	(3,424,116)	4.63
Forfeited	(398,453)	4.72
Unvested and outstanding as of July 31, 2023	10,606,127	$3.62
As of July 31, 2023, there was $22.0 million of unrecognized compensation cost related to RSUs granted that is expected to be recognized over a weighted average period of 1.7 years. Of the total unrecognized compensation cost, $3.6 million related to RSUs granted as a result of the option exchange.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Share-Based Compensation Summary
The classification of share-based compensation for the three and six months ended July 31, 2023 and 2022, respectively, presented within each line item of the condensed consolidated statements of operations is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Technology	$1.8	$1.6	$3.7	$2.8
Marketing	—	0.1	0.1	0.3
General and administrative	5.6	5.2	12.4	9.3
Total share-based compensation	$7.4	$6.9	$16.2	$12.4

The Company recognized $0.5 million and $2.4 million of incremental share-based compensation expense in General and administrative expenses during the three and six months ended July 31, 2023, respectively, due to equity award modifications related to the transition of the Chief Financial Officer role.

The Company recognized $0.1 million of incremental share-based compensation expense during the three and six months ended July 31, 2023 as a result of the option exchange discussed above.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(26.8)	$(33.9)	$(56.9)	$(76.4)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	67,608,274	64,074,681	66,751,529	63,758,256
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.53)	$(0.85)	$(1.20)

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The following potentially dilutive outstanding securities based on amounts outstanding at each period end were excluded from the computation of diluted loss per share attributable to common stockholders because including them would have been anti-dilutive:

	Six Months Ended July 31,
	2023	2022
Stock options	1,076,666	8,893,048
Common stock warrants	2,631,583	631,583
RSUs	10,606,127	6,099,481
Total	14,314,376	15,624,112
13.Commitments and Contingencies
The Company had restricted cash balances for cash collateralized standby letters of credit as of July 31, 2023 and January 31, 2023 of $10.0 million and $9.1 million, respectively, primarily to satisfy security deposit requirements on its leases.

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

On November 14, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the Eastern District of New York against the Company, certain of its officers and directors, and the underwriters of its IPO, entitled Rajat Sharma v. Rent the Runway, Inc., et al. 22-cv-6935. The complaint alleges that the defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), by making allegedly materially misleading statements, and by omitting material facts necessary to make the statements made therein not misleading concerning, inter alia, the Company’s growth at the time of the IPO. The lawsuit seeks, among other things, compensatory damages, an award of attorneys’ fees and costs and such other relief as deemed just and proper by the court. On June 8, 2023, the court appointed Delaware Public Employees’ Retirement System and Denver Employees Retirement Plan as lead plaintiffs. On August 21, 2023, lead plaintiffs filed an amended complaint against the Company, certain of its officers and directors, and the underwriters of its IPO. The amended complaint alleges that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act by allegedly making certain false and misleading statements, and by omitting material facts necessary to make the statements made therein not misleading, concerning, among other things, the Company’s growth prospects and fulfillment costs at the time of the IPO. The lawsuit seeks an award of damages, attorney’s fees and costs, and such other relief as the court deems just and proper. The Company intends to vigorously defend itself against these claims. The Company believes it has meritorious defenses to the claims asserted in the amended complaint and any liability for such claims is not currently probable and the potential loss or range of loss is not reasonably estimable.

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

Overview
We give customers ongoing access to our “unlimited closet” — with thousands of styles by hundreds of designer brands — through our Subscription offering or the ability to rent a-la-carte through our Reserve offering. We also give our subscribers and customers the ability to buy our products through our Resale offering, which offers customers pre-loved styles from our closet at a discount to retail price, up to 90% off of designer retail value. These offerings allow us to engage and serve our subscribers and customers across diverse use cases from everyday life to special occasions. We have served approximately 3 million lifetime customers across all of our offerings and we had 184,389 ending total subscribers1 (active and paused) as of July 31, 2023. The majority of our revenue is highly recurring and is generated by our subscribers. For the six months ended July 31, 2023 and 2022, respectively, 88% and 87% of our total revenue (including Reserve and Resale revenue) was generated by subscribers while they were active or paused.
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
We source virtually all of our products, which includes apparel and accessories, directly from, or in partnership with, designer brands. Prior to 2018, we purchased nearly all of our products from our brand partners typically at a discount to wholesale cost, which we refer to as “Wholesale” items. In late 2018, we began to procure products through Share by RTR and Exclusive Designs. See “—Our Product Acquisition Strategy” below for a description of the three ways in which we procure products.
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

Restructuring charges of $2.4 million for severance and related costs were recognized during the year ended January 31, 2023 and were reflected in Restructuring charges on our Condensed Consolidated Statements of Operations. We recorded asset impairment charges of $5.3 million during the year ended January 31, 2023 related to discontinuing two warehouse operations projects during the third and fourth quarters of fiscal year 2022 in connection with the restructuring plan. The charges were reflected in Loss on asset impairment related to restructuring on our Condensed Consolidated Statements of Operations. There were no restructuring charges or asset impairment charges recognized during the six months ended July 31, 2023. We may incur additional restructuring charges in the future.

We expect the September 2022 restructuring plan to generate total annual operating expense savings of approximately $25 million (relative to the second quarter of fiscal year 2022 run rate) in fiscal year 2023. Approximately $17 million of the total annualized savings reflect the portion related to personnel expenses, which was substantially completed by the end of the fourth quarter of fiscal year 2022, and we expect approximately $8 million of technology and general and administrative expense savings to be realized in fiscal year 2023.

Option Exchange. In April 2023, we announced a proposed option exchange designed to incentivize and retain employees, directors and other service providers by providing the ability to exchange outstanding stock options for RSUs. This option exchange was approved by shareholders on June 7, 2023 and was completed during the second quarter of fiscal year 2023. The option exchange resulted in minimal incremental share-based compensation expense over the life of the replacement RSUs, in addition to certain administrative expenses in fiscal year 2023.

Additional Key Fiscal Second Quarter and Recent Business Highlights:
•Implemented Rental Product Depth Strategy: laid important groundwork designed to meaningfully improve in-stock rates by increasing new rental product depth at approximately 1.7 times the depths of our buys in the first half of 2023, which is expected to drive a positive customer experience in the second half of 2023 and beyond. We have further expanded our depth plans for 2024 and expect to see continued improvement on in-stock rates in the first half of 2024 as a result.
•Further improved operating efficiencies: In August, completed a new transportation deal with a major national carrier to lock in competitive rates and consolidate the vast majority of our shipping needs. We believe this partnership will enable us to continue serving our customers with premium delivery and return service, and to further expand our elevated returns and delivery experience like At-Home Pick Up and Saturday Delivery. As of July 31, 2023, At-Home Pick Up was available to 62% of subscribers with 45% adoption among those subscribers.

•Introduced new site and discovery features, launched elevated product detail pages (PDP), improved site filtering, and more rapidly refreshed editorial curations; also rolled out AI search beta to 20% of the RTR customer base. These features, on the whole, have driven reductions in time to select shipments for our customers.
•Continued to enhance the onboarding experience: Launched in September 2023 a new subscriber onboarding experience to help lead customers to inventory they love quickly and pick their first shipment. Intended to drive engagement and retention, the new experience also includes the creation of an interactive customer styling profile and encourages sign up into our concierge program to aid with live, one:one assistance.

Key Operating and Financial Results. We have achieved the following operating and financial results for the three months ended July 31, 2023 and 2022, respectively:

•Revenue was $75.7 million and $76.5 million, respectively, representing a (1.0)% decline year-over-year;
•137,566 and 124,131 ending Active Subscribers2 (excluding paused subscribers), respectively, representing 11% growth year-over-year;
•141,393 and 129,565 Average Active Subscribers3, respectively, representing 9% growth year-over-year;
•184,389 and 173,321 ending Total Subscribers (including paused subscribers), respectively, representing 6% growth year-over-year;
•Gross Profit was $33.2 million and $32.4 million, respectively, representing a gross margin of 43.9% and 42.4%, respectively;
•Net Loss was $(26.8) million and $(33.9) million, respectively. Net Loss as a percentage of revenue was (35.4)% and (44.3)%, respectively; and
•Adjusted EBITDA was $7.7 million and $1.8 million, respectively, representing an Adjusted EBITDA margin of 10.2% and 2.4%, respectively.

We have achieved the following operating and financial results for the six months ended July 31, 2023 and 2022, respectively:

•Revenue was $149.9 million and $143.6 million, respectively, representing 4.4% growth year-over-year;
•Gross Profit was $64.6 million and $54.9 million, respectively, representing a gross margin of 43.1% and 38.2%, respectively;
•Net Loss was $(56.9) million and $(76.4) million, respectively. Net Loss as a percentage of revenue was (38.0)% and (53.2)%, respectively;
•Adjusted EBITDA was $12.2 million and $(7.0) million, respectively, representing an Adjusted EBITDA margin of 8.1% and (4.9)%, respectively;
•Net cash used in operating activities plus net cash used in investing activities was $(29.6) million and $(53.8) million, respectively;
•Net cash used in operating activities plus net cash used in investing activities as a percentage of revenue was (19.7)% and (37.5)%, respectively; and
•Cash and Cash Equivalents was $123.7 million and $192.3 million, respectively.
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
Subscribers and Customers

Ability to Attract and Retain Subscribers and Customers. We believe that we have a significant market opportunity to increase our base of subscribers and customers, and that our long-term growth depends in large part on our continued ability to acquire and retain subscribers and customers. We provide a flexible offering that allows our subscribers to customize their subscription as their everyday life changes, choosing to pause and reactivate their membership as needed. We have also historically seen that many subscribers who cancel their subscription will return and resubscribe when membership again makes sense for their everyday life. Our strategies in fiscal year 2023 are focused on investing in and improving the customer experience to drive growth, including improving rental product in-stock levels, which we believe impacted subscriber growth in the second quarter of 2023. Our data indicate that newer subscribers were most negatively impacted by lower rental product in-stock levels. We have already made plans designed to address these lower in-stock levels through higher levels of rental product depth per style in future inventory purchases, and expect those changes to have a positive impact on retention, in particular during fiscal 2024. We believe that improving retention in the first 90 days of a subscription, which is when the majority of subscriber churn typically occurs, can increase loyalty and subscriber growth. Further, in the second quarter of 2023, we experimented with changes to our initial promotion prices for Subscription, which impacted subscriber acquisition. However, we believe that being less promotional going forward will have improved effects on retention and the overall health of the business over the longer-term and enable us to invest these resources into the customer experience. Accordingly, we expect our promotional activities to be below historical averages in the near to medium term, which is anticipated to reduce subscriber acquisition in the near term.

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
Purchases of rental product includes the cost of wholesale products acquired in the period and other ancillary costs such as freight, where applicable. Many factors impact the purchases of rental product including our acquisition mix strategy, the proportion of subscribers to total customers, timing of when those subscribers are acquired, the formality of styles, brand assortment, opportunities in the market and timing of when the rental product is received and paid for. Purchases of rental product as a percentage of revenue in fiscal year 2022 was 21% as compared to 15% in fiscal year 2021. We anticipate this percentage to increase in fiscal year 2023 compared with fiscal year 2022 due to lower sales projections, anticipated reallocation of marketing dollars to rental product purchases and opportunistic purchases of attractively priced product beginning in the first quarter of fiscal year 2023. Due to seasonality factors, we track our progress on purchases of rental product as a percentage of revenue on a full year basis, as quarterly expenditures are not necessarily reflective of full year trends.

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

Seasonality
We experience seasonality in our business, which has been impacted and may in the future change due to the effects of COVID-19, the macro environment, and business decisions. For our Subscription rentals, we typically acquire the highest number of subscribers in March through May and September through November, as these are the times customers naturally think about changing over their wardrobes. We generally see a higher rate of subscribers pause in the summer, and in mid-December through the end of January. In the third and fourth fiscal quarters, our Reserve business historically (prior to COVID-19) benefited from increased wedding and holiday events but this seasonality has varied since the onset of COVID-19. In fiscal year 2022, our active subscriber count increased sequentially in the first and third quarters and decreased sequentially in the second and fourth quarters. The third quarter increase and the fourth quarter decrease are generally consistent with more recent historical seasonality. Our second quarter historically has seen a moderate increase in active subscriber count compared to the first quarter (except in fiscal year 2021 which saw a significant increase post-Omicron variant), however the second quarter active subscriber count of fiscal year 2022 was further impacted by the price increase of our Subscription programs in April 2022. In the second quarter of 2023 we believe revenue and subscriber count was negatively impacted by rental product in-stock levels. As a result, our future seasonality may not resemble historical trends.

We also experience seasonality in the timing of expenses and capital outlays. Transportation expense, and therefore fulfillment cost, is typically highest in the fourth fiscal quarter, given typical timing of carrier rate increases, higher service levels, such as more costly and expedited shipping, and competition during holidays. Our most significant product capital expenditures typically occur in the first fiscal quarter and the third fiscal quarter, when we acquire product for the upcoming fall and spring seasons. However, the impact on cash is typically dependent on timing of receipt of product.
Impact of Macro and Consumer Environment on Our Business

There remains significant uncertainty in the current macroeconomic and consumer environment, driven by several factors, including inflationary pressures, potential risk of recession, ongoing industry-wide supply chain issues, instability in the financial system, the war in Ukraine and the COVID-19 pandemic. These factors have impacted, and are expected to continue to impact, consumer discretionary spending and purchasing behavior, price sensitivity, wage rates, transportation costs, and other costs associated with our business.

We continue to review and learn how changes in customer behavior post COVID-19 pandemic may impact our business and demand, particularly in a challenging macro environment. We believe that Active Subscriber levels have been impacted by seasonal changes in consumer behavior and macro factors, such as higher levels of remote work and evolving demand for work wear, inflationary pressures and sensitivity to increased pricing, or other factors, particularly in the second quarter of fiscal year 2022, and may continue to be impacted by these factors in the future.

We continue to take actions to adjust to the changing business environment and related inflationary pressure. For example, in light of potential pricing sensitivity in the current macro-economic environment, we are focused on investing in our customer and delivering even more value to her and emphasizing the value proposition of our offering in our marketing materials. In addition, we increased wage rates throughout fiscal year 2022 and during the first quarter of 2023 to attract and retain talent at our fulfillment centers and we expect to continue to be impacted by rising labor costs in the future. We also expect transportation costs to decrease in fiscal year 2023 due to transportation efficiencies and the impact of our new transportation contract with a major national carrier. While we expect to be able to reduce transportation costs in fiscal year 2023, we plan to continue to mitigate longer-term rising costs by seeking to optimize shipping methods and improve contractual and pricing terms. Although we continue to face a challenging environment, we plan to invest in our customers, manage our staffing and further leverage our transportation partners to help to drive growth and efficiencies in our business.

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
Key Business and Financial Metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following key business and financial metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. The calculation of the key business and financial metrics discussed below may differ from similarly titled metrics used by other companies, securities analysts or investors, limiting the usefulness of those measures for comparative purposes. These key business and financial metrics are not meant to be considered as indicators of our financial performance in isolation from or as a substitute for our financial information prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and should be considered in conjunction with other metrics and components of our results of operations, such as each of the other key business and financial metrics, and our revenue and net loss.

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	($ in millions)		($ in millions)
Active Subscribers	137,566	124,131	137,566	124,131
Average Active Subscribers	141,393	129,565	141,393	129,565
Gross Profit	$33.2	$32.4	$64.6	$54.9
Adjusted EBITDA (1)	$7.7	$1.8	$12.2	$(7.0)
__________
(1)Adjusted EBITDA is a non-GAAP financial measure; for a reconciliation to the most directly comparable U.S. GAAP financial measure, net loss, and why we consider Adjusted EBITDA to be a useful metric, see “—Non-GAAP Financial Metrics” below.
Active Subscribers: Active Subscribers represents the number of subscribers with an active membership as of the last day of any given period and excludes paused subscribers. As of July 31, 2023, we had 137,566 Active Subscribers, up 11% year-over-year. Our Active Subscribers increased primarily due to improvements in the customer experience, partially offset by the impact of lower rental product in-stock levels.

Average Active Subscribers: Average Active Subscribers represents the mean of the beginning of quarter and end of quarter Active Subscribers for a quarterly period; and for other periods, represents the mean of the Average Active Subscribers of every quarter within that period. As of July 31, 2023, we had 141,393 Average Active Subscribers, up from 129,565 as of July 31, 2022, or a 9% increase year-over-year. Average Active Subscribers align to revenue levels in the period, while Active Subscribers are measured as of a specific day.

Gross Profit and Gross Margin: We define Gross Profit as total revenue less costs related to activities to fulfill customer orders and rental product acquisition costs, presented as fulfillment and rental product depreciation and revenue share, respectively, on the condensed consolidated statement of operations. We depreciate owned apparel assets over three years and owned accessory assets over two years net of 20% and 30% salvage values, respectively, and recognize the depreciation on a straight-line basis and remaining cost of items when sold or retired on our condensed consolidated statement of operations. Rental product depreciation expense is time-based and reflects all rental product items we own. We use Gross Profit and Gross Profit as a percentage of revenue, or Gross Margin, to measure the continued efficiency of our business after the cost of our products and fulfillment costs are included. Gross Profit was $33.2 million for the three months ended July 31, 2023 compared to $32.4 million for the three months ended July 31, 2022 representing Gross Margins of 43.9% and 42.4%, respectively. Gross Profit was $64.6 million for the six months ended July 31, 2023 compared to $54.9 million for the six months ended July 31, 2022 representing Gross Margins of 43.1% and 38.2%, respectively. The significant increase in Gross Profit and Gross Margin for the three and six months ended July 31, 2023 was driven by efficiencies in fulfillment costs and lower rental product depreciation costs. Rental product depreciation decreased due to the lower proportion of Wholesale items relative to prior year. The impact of our April 2022 price increase also drove the increase in Gross Profit and Gross Margin for the six months ended July 31, 2023. While we previously anticipated that Gross Margin may be lower in fiscal year 2023 compared to fiscal year 2022 due to the extra items in our subscription plans and decrease in our Reserve business, we now anticipate being able to offset those drivers with transportation efficiencies and the impact of our new transportation contract. We will seek to continue to drive fulfillment and operational efficiency gains over time and strategically evolve our mix of product acquisition to offset cost increases and/or higher units processed per shipment.

Adjusted EBITDA and Adjusted EBITDA Margin: We define Adjusted EBITDA as net loss, adjusted to exclude interest expense, rental product depreciation, other depreciation and amortization, share-based compensation expense, write-off of liquidated rental product assets, certain non-recurring or one-time costs (see below footnotes to the reconciliation table), income tax (benefit) expense, other income and expense, and other gains / losses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue, net for a period. Adjusted EBITDA was $7.7 million for the three months ended July 31, 2023 compared to $1.8 million for the three months ended July 31, 2022, representing margins of 10.2% and 2.4%, respectively. Adjusted EBITDA was $12.2 million for the six months ended July 31, 2023 compared to $(7.0) million for the six months ended July 31, 2022, representing margins of 8.1% and (4.9)%, respectively. Adjusted EBITDA Margin significantly improved for the three and six months ended July 31, 2023 due to the improvement in Gross Profit and Gross Margin, impact of the restructuring plan, and improved operating leverage across technology, marketing and general and administrative expenses even with additional strategic investments.

We believe we have the opportunity to improve Adjusted EBITDA and offset cost increases and/or higher units processed per shipment as we increase revenue and drive fulfillment and operational efficiency gains and operating expense leverage. In particular, we continue to expect our September 2022 restructuring plan to significantly reduce fixed costs and improve operating expense leverage in fiscal year 2023 compared to fiscal year 2022.
Components of Results of Operations
Total Revenue, Net
Our total revenue, net consists of Subscription and Reserve rental revenue and Other revenue. Total revenue is presented net of promotional discounts, credits and refunds and taxes. In fiscal year 2022, our revenue growth rate benefited from COVID recovery and the April 2022 price increase compared to fiscal year 2021. We anticipate our total revenue growth rate to decelerate due to an anticipated lower growth rate of Average Active Subscribers in fiscal year 2023 relative to fiscal year 2022 and in part due to an anticipated decrease in Reserve revenue in fiscal year 2023 compared to fiscal year 2022.

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
Costs and Expenses

Fulfillment.    Fulfillment expenses consist of all costs to receive, process and fulfill customer orders. This primarily includes shipping costs to/from customers and personnel and related costs, which include salaries and bonuses, and employee benefit costs. Personnel and related costs are related to processing inbound and outbound customer orders, cleaning, restoring and repairing items received from customers, tracking and managing items within our fulfillment center network and ingesting new items received from brands. Fulfillment expenses also include costs of packing materials, cleaning supplies, and other fulfillment-related expenses. We expect fulfillment costs to increase as order volume increases. In fiscal year 2022 costs to ship orders increased due to increasing prices in the transportation market. Fulfillment expense may fluctuate due to various factors including commercial terms and market trends. Fulfillment expense may also increase due to competitive pressures in the labor market which could lead to continued higher wage rates. We increased warehouse wage rates during fiscal year 2022 and expect to continue to be impacted by rising wage rates in the future. During the first and second quarters of fiscal year 2023, we realized efficiencies that offset fulfillment cost increases. For fiscal year 2023, we expect to offset fulfillment expense increases with transportation efficiencies and the impact of our new transportation contract. We expect to continue to invest in automation, other process improvements to support and drive efficiencies in our operations and negotiate better pricing where possible. To the extent we are successful in becoming more efficient in fulfilling orders, and at a magnitude that is able to offset long-term increases in shipping costs, wage rates and cleaning/packing supply price increases, we would expect these expenses to decrease as a percentage of total revenue over the longer term.
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
Marketing.    Marketing expenses include online and mobile marketing, search engine optimization and email costs, marketing personnel and related costs, agency fees, brand marketing, printed collateral, consumer research, and other related costs. Marketing expenses unrelated to personnel costs may increase if we increase marketing spend to drive the growth of our business and increase our brand awareness. Marketing expenses in the third and fourth quarter of fiscal 2023 are expected to decrease as compared to the prior year as we plan to reallocate a portion of our budgeted marketing expenses to rental product purchases, which is anticipated to reduce subscriber acquisition in the near term. The trend and timing of our marketing expenses will depend in part on the timing of marketing campaigns.

General and Administrative.    General and administrative (“G&A”) expenses consist of all other personnel and related costs for customer service, finance, tax, legal, human resources, fashion and photography and fixed operations costs. General and administrative expenses also includes occupancy costs (including warehouse-related), professional services, credit card fees, general corporate and warehouse expenses, other administrative costs, and gains and losses associated with asset disposals and operating lease terminations. In fiscal year 2023, we expect these expenses to decrease significantly in dollars and as a percentage of total revenue compared to fiscal year 2022 as a result of our September 2022 restructuring plan while over the medium to long term, we expect these expenses to increase as we grow our infrastructure to support the overall growth of the business. Rent expense and other facilities-related costs may increase in the future due to inflation or to support overall business growth and fulfillment efficiencies. While these expenses may vary from period to period as a percentage of total revenue, we expect them to decrease as a percentage of total revenue over the longer term.
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

Other Income / (Expense). Other income / (expense) consists primarily of proceeds from monetizing tax credits associated with growth.
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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in millions)		(in millions)
Revenue:
Subscription and Reserve rental revenue	$68.0	$70.0	$134.8	$131.4
Other revenue	7.7	6.5	15.1	12.2
Total revenue, net	75.7	76.5	149.9	143.6
Costs and expenses:
Fulfillment	22.5	23.4	44.4	46.3
Technology	12.9	14.9	26.0	28.5
Marketing	8.2	9.0	17.5	17.7
General and administrative	25.9	29.6	52.4	58.8
Rental product depreciation and revenue share	20.0	20.7	40.9	42.4
Other depreciation and amortization	3.7	4.5	7.5	8.7
Total costs and expenses	93.2	102.1	188.7	202.4
Operating loss	(17.5)	(25.6)	(38.8)	(58.8)
Interest income / (expense), net	(9.5)	(9.6)	(18.3)	(18.9)
Other income / (expense), net	0.1	1.3	0.1	1.3
Net loss before income tax benefit / (expense)	(26.9)	(33.9)	(57.0)	(76.4)
Income tax benefit / (expense)	0.1	—	0.1	—
Net loss	$(26.8)	$(33.9)	$(56.9)	$(76.4)
Comparison of the three months ended July 31, 2023 and 2022
Total Revenue, Net.    Total revenue, net was $75.7 million for the three months ended July 31, 2023, a decrease of $(0.8) million, or (1.0)%, compared to $76.5 million for the three months ended July 31, 2022. This decrease was primarily driven by lower reserve revenue and lower revenue per subscriber which was offset by higher Average Active Subscribers. Other revenue increased because of an increase in total items sold.
Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $68.0 million for the three months ended July 31, 2023, a decrease of $(2.0) million, or (2.9)%, compared to $70.0 million for the three months ended July 31, 2022. This decrease was driven by lower reserve revenue and lower revenue per subscriber which was driven by lower add-on rates, the impact of our promotion strategy that influenced timing of subscribers and changes in subscription program mix and was offset by higher Average Active Subscribers.
Other Revenue.    Other revenue was $7.7 million for the three months ended July 31, 2023, an increase of $1.2 million, or 18.5%, compared to $6.5 million for the three months ended July 31, 2022. This increase was primarily driven by an increase in total items sold as well as an increase in Average Active Subscribers and the items purchased per subscriber. Other revenue represented 10.2% of total revenue, up from 8.5% in the same period of fiscal year 2022.
Costs and Expenses.    Total costs and expenses were $93.2 million for the three months ended July 31, 2023, a decrease of $(8.9) million, or (8.7)%, compared to $102.1 million for the three months ended July 31, 2022. This decrease was primarily driven by cost savings from the September 2022 restructuring plan which reduced costs compared to the same quarter last year.

Fulfillment.    Fulfillment expenses were $22.5 million for the three months ended July 31, 2023, a decrease of $(0.9) million, or (3.8)%, representing 29.7% of revenue, compared to $23.4 million for the three months ended July 31, 2022, representing 30.6% of revenue. The decrease in fulfillment dollars and as a percentage of revenue was primarily driven by fulfillment process and transportation network improvements which offset an increase in units per shipment due to the 5 Item plan and higher transportation pricing and wage rates.
Technology.    Technology expenses were $12.9 million for the three months ended July 31, 2023, a decrease of $(2.0) million, or (13.4)%, compared to $14.9 million for the three months ended July 31, 2022. This decrease was driven by cost savings from the September 2022 restructuring plan. We were able to realize these benefits while supporting growth initiatives including enhanced search, fit and discovery experience for the consumer. Technology expenses were 17.0% of revenue for the three months ended July 31, 2023 compared to 19.5% last year as we saw increased operating leverage despite lower revenue. Technology related share-based compensation expense was $1.8 million for the three months ended July 31, 2023 and was $1.6 million for the same period last year.
Marketing.    Marketing expenses were $8.2 million for the three months ended July 31, 2023, a decrease of $(0.8) million, or (8.9)%, compared to $9.0 million for the three months ended July 31, 2022. This decrease was driven by timing of marketing spend to support customer initiatives. Marketing expenses unrelated to personnel costs were $7.5 million in the three months ended July 31, 2023 and 9.9% of revenue, compared to $7.8 million and 10.2% of total revenue last year.

General and Administrative.    General and administrative (“G&A”) expenses were $25.9 million for the three months ended July 31, 2023, a decrease of $(3.7) million, or (12.5)%, compared to $29.6 million for the three months ended July 31, 2022. This decrease was driven by cost savings from the September 2022 restructuring plan. G&A expenses as a percentage of revenue were 34.2% compared to 38.7% last year as we saw increased operating leverage despite lower revenue and a lower cost base post-restructuring. G&A related share-based compensation expense was $5.6 million for the three months ended July 31, 2023 and was $5.2 million for the three months ended July 31, 2022. The increase was primarily due to incremental share-based compensation expense due to equity award modifications related to the transition of the Chief Financial Officer role. We generally expect G&A expenses to decrease in fiscal year 2023, compared with fiscal year 2022, as a result of the aforementioned restructuring; however, share-based compensation expense is expected to increase in fiscal year 2023.
Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $20.0 million for the three months ended July 31, 2023, a decrease of $(0.7) million, or (3.4)%, compared to $20.7 million for the three months ended July 31, 2022. The decrease was driven by a decrease in rental product depreciation. Rental product depreciation and revenue share was 26.4% of revenue in the three months ended July 31, 2023, down from 27.1% in the same period last year primarily due to the shift towards more cost efficient product acquisition channels.
Other Depreciation and Amortization.    Other depreciation and amortization was $3.7 million for the three months ended July 31, 2023, a decrease of $(0.8) million, or (17.8)%, compared to $4.5 million for the three months ended July 31, 2022. This decrease was primarily driven by lower depreciation associated with computers and equipment and reusable packaging.
Interest Income / (Expense), Net.    Interest expense, net was $9.5 million for the three months ended July 31, 2023, a decrease in expense of $(0.1) million, or (1.0)%, compared to $9.6 million for the three months ended July 31, 2022. This decrease was driven by lower cash interest as a result of the 2022 Amended Temasek Facility and higher cash interest earned, offset by higher paid-in-kind (“PIK”) interest from the 2022 Amended Temasek Facility. Of the $9.5 million total interest expense in the three months ended July 31, 2023, $7.6 million was the accrual of PIK interest, $0.1 million was the net of cash interest, interest earned and financing lease interest and other interest and $1.8 million was debt discount amortization, compared to $3.6 million of PIK interest, $5.0 million of cash interest, financing lease interest and other interest and $1.0 million of debt discount amortization in the three months ended July 31, 2022.

Other Income / (Expense), Net. Other income / (expense) was $0.1 million for the three months ended July 31, 2023, a decrease of $(1.2) million, compared to $1.3 million for the three months ended July 31, 2022. This decrease was primarily driven by $1.3 million of monetization of tax credits during the three months ended July 31, 2022.

Comparison of the six months ended July 31, 2023 and 2022
Total Revenue, Net.    Total revenue, net was $149.9 million for the six months ended July 31, 2023, an increase of $6.3 million, or 4.4%, compared to $143.6 million for the six months ended July 31, 2022. This increase was primarily driven by the increase in Average Active Subscribers and an increase in revenue per subscriber, primarily due to the April 2022 subscription price increase.
Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $134.8 million for the six months ended July 31, 2023, an increase of $3.4 million, or 2.6%, compared to $131.4 million for the six months ended July 31, 2022. This increase was driven by an increase in Average Active Subscribers year-over-year and an increase in revenue per subscriber, primarily due to the price increase announced in April 2022, partially offset by changes in subscriber program mix, lower add-on rates, and lower Reserve revenue compared to the same period in fiscal year 2022.
Other Revenue.    Other revenue was $15.1 million for the six months ended July 31, 2023, an increase of $2.9 million, or 23.8%, compared to $12.2 million for the six months ended July 31, 2022. This increase was primarily driven by an increase in total items sold as well as an increase in Average Active Subscribers and the items purchased per subscriber. Other revenue represented 10.1% of total revenue, up from 8.5% in the same period of fiscal year 2022.
Costs and Expenses.    Total costs and expenses were $188.7 million for the six months ended July 31, 2023, a decrease of $(13.7) million, or (6.8)%, compared to $202.4 million for the six months ended July 31, 2022. This decrease was primarily driven by cost savings from the September 2022 restructuring plan which reduced costs compared to the same period last year.
Fulfillment.    Fulfillment expenses were $44.4 million for the six months ended July 31, 2023, a decrease of $(1.9) million, or (4.1)%, representing 29.6% of revenue, compared to $46.3 million for the six months ended July 31, 2022, representing 32.2% of revenue. The decrease in fulfillment dollars and as a percentage of revenue was primarily driven by transportation network improvements, fulfillment process and higher revenue per shipment which offset an increase in units per shipment due to the 5 Item plan and higher transportation pricing and wage rates.
Technology.    Technology expenses were $26.0 million for the six months ended July 31, 2023, a decrease of $(2.5) million, or (8.8)%, compared to $28.5 million for the six months ended July 31, 2022. This decrease was driven by cost savings from the September 2022 restructuring plan. We were able to realize these benefits while supporting growth initiatives including enhanced search, fit and discovery experience for the consumer. Technology expenses were 17.3% of revenue for the six months ended July 31, 2023 compared to 19.8% last year as we saw increased operating leverage with higher revenue and a lower cost base post-restructuring. Technology related share-based compensation expense was $3.7 million for the six months ended July 31, 2023 and was $2.8 million for the same period last year.
Marketing.    Marketing expenses were $17.5 million for the six months ended July 31, 2023, a decrease of $(0.2) million, or (1.1)%, compared to $17.7 million for the six months ended July 31, 2022. This decrease was driven by timing of marketing spend to support customer initiatives. Marketing expenses unrelated to personnel costs were $16.0 million in the six months ended July 31, 2023 and 10.7% of revenue, compared to $15.2 million and 10.6% of total revenue last year.

General and Administrative.    General and administrative (“G&A”) expenses were $52.4 million for the six months ended July 31, 2023, a decrease of $(6.4) million, or (10.9)%, compared to $58.8 million for the six months ended July 31, 2022. This decrease was driven by cost savings from the September 2022 restructuring plan. G&A expenses as a percentage of revenue were 35.0% compared to 40.9% last year as we saw increased operating leverage with higher revenue and a lower cost base post-restructuring. G&A related share-based compensation expense was $12.4 million for the six months ended July 31, 2023 and was $9.3 million for the six months ended July 31, 2022. The increase was primarily due to incremental share-based compensation expense due to equity award modifications related to the transition of the Chief Financial Officer role. We generally expect G&A expenses to decrease in fiscal year 2023, compared with fiscal year 2022, as a result of the aforementioned restructuring; however, share-based compensation expense is expected to increase in fiscal year 2023.

Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $40.9 million for the six months ended July 31, 2023, an decrease of $(1.5) million, or (3.5)%, compared to $42.4 million for the six months ended July 31, 2022. The decrease was driven by a decrease in rental product depreciation, offset by an increase in revenue share. Rental product depreciation and revenue share was 27.3% of revenue in the six months ended July 31, 2023, down from 29.5% in the same period last year primarily due to both the impact of the April 2022 price increase as well as the shift towards more cost efficient product acquisition channels.
Other Depreciation and Amortization.    Other depreciation and amortization was $7.5 million for the six months ended July 31, 2023, a decrease of $(1.2) million, or (13.8)%, compared to $8.7 million for the six months ended July 31, 2022. This decrease was primarily driven by lower depreciation associated with computers and equipment and software.
Interest Income / (Expense), Net.    Interest expense, net was $18.3 million for the six months ended July 31, 2023, a decrease in expense of $(0.6) million, or (3.2)%, compared to $18.9 million for the six months ended July 31, 2022. This decrease was driven by lower cash interest as a result of the 2022 Amended Temasek Facility and higher cash interest earned partially offset by higher paid-in-kind (“PIK”) interest from the 2022 Amended Temasek Facility. Of the $18.3 million total interest expense in the six months ended July 31, 2023, $14.7 million was the accrual of PIK interest, $0.2 million was the net of cash interest, interest earned and financing lease interest and other interest and $3.4 million was debt discount amortization, compared to $7.0 million of PIK interest, $9.9 million of cash interest, financing lease interest and other interest and $2.0 million of debt discount amortization in the six months ended July 31, 2022.

Other Income / (Expense), Net. Other income / (expense) was $0.1 million for the six months ended July 31, 2023, a decrease of $(1.2) million, compared to $1.3 million for the six months ended July 31, 2022. This decrease was primarily driven by $1.3 million of monetization of tax credits during the six months ended July 31, 2022.
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

Adjusted EBITDA and Adjusted EBITDA Margin.    Adjusted EBITDA and Adjusted EBITDA Margin are key performance measures used by management to assess our operating performance and the operating leverage of our business prior to capital expenditures. Our Adjusted EBITDA margins have improved from 2.4% in the three months ended July 31, 2022 to 10.2% in the three months ended July 31, 2023. Adjusted EBITDA margins have also improved from (4.9)% in the six months ended July 31, 2022 to 8.1% in the six months ended July 31, 2023.

The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in millions)		(in millions)
Net loss	$(26.8)	$(33.9)	$(56.9)	$(76.4)
Interest (income) / expense, net (1)	9.5	9.6	18.3	18.9
Rental product depreciation	12.8	13.5	24.9	27.1
Other depreciation and amortization (2)	3.7	4.5	7.5	8.7
Share-based compensation (3)	7.4	6.9	16.2	12.4
Write-off of liquidated assets (4)	0.7	1.8	1.7	2.4
Non-recurring adjustments (5)	0.5	0.7	0.5	1.0
Income tax (benefit) / expense	(0.1)	—	(0.1)	—
Other (income) / expense, net (6)	(0.1)	(1.3)	(0.1)	(1.3)
Other (gains) / losses (7)	0.1	—	0.2	0.2
Adjusted EBITDA	$7.7	$1.8	$12.2	$(7.0)
Adjusted EBITDA Margin (8)	10.2%	2.4%	8.1%	(4.9)%
__________
(1)Includes debt discount amortization of $1.8 million in the three months ended July 31, 2023, $1.0 million in the three months ended July 31, 2022, $3.4 million in the six months ended July 31, 2023 and $2.0 million in the six months ended July 31, 2022.
(2)Reflects non-rental product depreciation and capitalized software amortization.
(3)Reflects the non-cash expense for share-based compensation.
(4)Reflects the write-off of the remaining book value of liquidated rental product that had previously been held for sale.
(5)Non-recurring adjustments for the three months ended July 31, 2023 includes $0.5 million of costs related to the option exchange and the three months ended July 31, 2022 includes $0.7 million of costs related to public company SOX readiness. Non-recurring adjustments for the six months ended July 31, 2023 includes $0.5 million of costs related to the option exchange and for the six months ended July 31, 2022 includes $1.0 million of costs related to public company SOX readiness.
(6)Primarily includes $1.3 million of monetized tax credits for the three and six months ended July 31, 2022.
(7)Includes gains / losses recognized in relation to foreign exchange, operating lease terminations and the related surrender of fixed assets (see “Note 4 - Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements).
(8)Adjusted EBITDA Margin calculated as Adjusted EBITDA as a percentage of revenue.

Liquidity and Capital Resources
Since our founding, we have financed our operations primarily from net proceeds from the sale of redeemable preferred stock, common stock and debt financings. As of July 31, 2023, we had cash and cash equivalents of $123.7 million and restricted cash of $10.0 million ($4.2 million current and $5.8 million noncurrent), and an accumulated deficit of $(996.8) million.

On October 29, 2021, we closed our IPO, in which we issued and sold 17,000,000 shares at a public offering price of $21.00 per share. We received net proceeds of $327.3 million after deducting underwriting discounts and commissions and offering expenses.

Concurrent with our IPO, we paid down our senior secured term loan of $80.7 million (including accrued interest) with Ares Corporate Opportunities Fund V, L.P. in full and $60.0 million of our Temasek Facility and refinanced the remaining Temasek Facility, resulting in a total debt repayment of $140.7 million. In January 2023, we entered into the 2022 Amended Temasek Facility. The 2022 Amended Temasek Facility extended the maturity date from October 2024 to October 2026, reduced cash interest payments by over $20 million in cash in the next two fiscal years while the total interest rate remains unchanged during this period, with subsequent increases thereafter. In connection with the 2022 Amended Temasek Facility, we also granted warrants to purchase two million shares of Class A Common Stock at an exercise price of $5.00 per share, along with other clarifications and updates. Our total indebtedness as of July 31, 2023 was $290.6 million. For a description of the terms of our current and prior credit agreements, see “Note 6 – Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements.

We expect that operating losses and negative cash flows from operations plus cash flows used in investing could continue in the foreseeable future as we continue to acquire products and increase other investments in our business. We believe our existing cash and cash equivalents, and cash generated from our operations, will be sufficient to sustain our business operations, to satisfy our debt service obligations and to comply with our $50 million liquidity maintenance covenant for at least the next twelve months from the date the accompanying financial statements included elsewhere in this Quarterly Report are issued. In September 2022, we announced a restructuring plan to reduce costs, streamline our organizational structure and drive operational efficiencies, which is expected to generate annual operating expense savings of approximately $25 million (relative to the second quarter of fiscal year 2022 run rate) in fiscal year 2023.

Our future capital requirements will depend on many factors, including, but not limited to, growth in the number of customers and Active Subscribers and the timing of investments in technology and personnel to support the overall growth of our business. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements and service our debt obligations or if we fail to comply with the covenants specified in the 2022 Amended Temasek Facility, inclusive of the $50 million minimum liquidity maintenance covenant, we may be required to seek additional capital or restructure or refinance our indebtedness. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital which could negatively affect our liquidity in the future. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2023	2022
	(in millions)
Net cash (used in) provided by operating activities	$(4.1)	$(33.0)
Net cash (used in) provided by investing activities	(25.5)	(20.8)
Net cash (used in) provided by financing activities	(0.3)	(3.1)
Net (decrease) increase in cash and cash equivalents and restricted cash	(29.9)	(56.9)
Cash and cash equivalents and restricted cash at beginning of year	163.6	259.6
Cash and cash equivalents and restricted cash at end of period	$133.7	$202.7

We also measure the cash consumption of the business including capital expenditures, by assessing net cash used in operating activities and net cash used in investing activities on a combined basis, which was $(29.6) million for the six months ended July 31, 2023 and $(53.8) million for the six months ended July 31, 2022. The cash consumption of the business was lower in the first and second quarters of fiscal year 2023 compared with the same period of fiscal year 2022 primarily due to lower operating costs as a result of the September 2022 restructuring plan and lower purchases of property and equipment compared to the prior period. Purchases of rental product were higher than the same period last year to support higher subscribers. We also opportunistically purchased additional rental product to take advantage of attractive pricing in the current environment, which partially offset the lower cash consumption in the first and second quarters of fiscal year 2023 compared to the prior year. The sum of net cash used in operating activities and net cash used in investing activities, as a percentage of revenue, was (19.7)% for the six months ended July 31, 2023 and (37.5)% for the six months ended July 31, 2022.

Net cash (used in) provided by operating activities.    For the six months ended July 31, 2023, net cash used in operating activities was $(4.1) million, which consisted of a net loss of $(56.9) million, partially offset by non-cash charges of $66.4 million, reclassification of the proceeds from the sale of rental product of $10.8 million and a net change of $(2.8) million in our operating assets and liabilities. The non-cash charges were primarily comprised of $24.5 million of rental product depreciation and write-off expenses, $14.7 million of payment-in-kind interest, $16.2 million of share-based compensation, $3.4 million of debt discount amortization and $7.6 million of other fixed and intangible asset depreciation.
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
Net cash (used in) provided by investing activities.    For the six months ended July 31, 2023, net cash used in investing activities was $(25.5) million, primarily consisting of $(36.3) million of purchases of rental product incurred in the period and $(2.2) million of purchases of fixed and intangible assets. The investment in rental product does not include an additional $5.0 million of cost for units received in the current period but not yet paid for, but does include $(5.4) million of cost for units paid for in the current period but received in the prior period (see the Supplemental Cash Flow Information in Part I, Item 1. Financial Statements). The investment in rental product was to support our growth in customer demand. We also began to opportunistically purchase additional rental product to take advantage of attractive pricing in the current environment. The majority of the investment in fixed and intangible assets was related to investments in reusable bags. The cash used in investing activities was partially offset by $10.8 million of proceeds from the sale of owned rental product and $2.2 million of proceeds from the liquidation of rental product.
For the six months ended July 31, 2022, net cash used in investing activities was $(20.8) million, primarily consisting of $(27.6) million of purchases of rental product and $(4.6) million of purchases of fixed and intangible assets. The investment in rental product did not include the additional $8.9 million of cost for units received in the current period but not yet paid for, but did include $6.5 million of cost for units paid for in the current period but received in the prior period (see Supplemental Cash Flow Information in Part I, Item 1. Financial Statements). The investment in rental product was to support growth in customer demand. The majority of the investment in fixed and intangible assets was related to investments in automation assets, additional processing machinery and equipment for the Secaucus and Arlington warehouses and capitalized technology labor. The cash used in investing activities was partially offset by $8.8 million of proceeds from sales of owned rental products and $2.6 million of proceeds from the liquidation of rental product.
Net cash provided by (used in) financing activities.    During the six months ended July 31, 2023, net cash used in financing activities was $(0.3) million, consisting of other financing payments.

During the six months ended July 31, 2022, net cash used in financing activities was $(3.1) million, consisting of other financing payments.
Contractual Obligations and Commitments
In January 2023, we entered into the 2022 Amended Temasek Facility, which extended the maturity date and reduced cash interest payments over the next two years. As of July 31, 2023, we had approximately $290.6 million of total debt outstanding, none of which matures within the next 12 months. See “Note 6 — Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information.
See “Note 4 — Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements for our minimum fixed lease obligations under existing lease agreements as of July 31, 2023.
Critical Accounting Estimates
Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our 2022 Annual Report on Form 10-K. In the six months ended July 31, 2023, there were no material changes to our critical accounting estimates from those discussed in our 2022 Annual Report on Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our quantitative and qualitative disclosures about market risk are described under the heading “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Annual Report on Form 10-K. In the three months ended July 31, 2023, there were no material changes to our quantitative and qualitative disclosures about market risk from those discussed in our 2022 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of July 31, 2023 because of the material weaknesses in our internal control over financial reporting described below.

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
Material Weaknesses in Internal Control Over Financial Reporting
In connection with the audit of our financial statements as of and for the year ended January 31, 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of July 31, 2023, these material weaknesses are still in the process of being remediated.
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
Remediation Efforts to Address Material Weaknesses
We continue to implement measures designed to remediate the identified material weaknesses. The measures include (i) formalizing the Company’s framework and policies with respect to maintaining evidence in the operation of control procedures, (ii) improving our control framework to include the appropriate segregation of duties and controls over the preparation and review of journal entries, and (iii) designing and implementing IT general controls for systems and applications impacting internal control over financial reporting.
We have performed extensive work with personnel responsible for the design and operating effectiveness of internal control over financial reporting in our efforts to ensure that appropriate controls are in place and appropriate evidence is maintained. We are continuing to implement comprehensive access control protocols for our enterprise resource planning environment in order to implement restrictions on user and privileged access to certain applications, establishing additional controls over segregation of duties and the preparation and review of journal entries, implementing controls to review the activities for those users who have privileged access and program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We have grown rapidly over the last several years, due in large part to the growth in demand for our Subscription offerings, however, our recent growth rates and financial performance should not necessarily be considered indicative of our future performance. To effectively manage and capitalize on our growth, we must continue to enhance customer experience and attract and retain customers (particularly subscribers), iterate our subscription products, invest in digital consumer innovation, expand our brand awareness and marketing, and upgrade our management information and reverse logistics systems and other processes. Our growth and growth strategies have in the past strained, and could in the future strain, our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diverse employee base. Failure to scale and preserve our company culture as we grow could also harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
Our growth strategy is focused on continuing to grow, engage, and retain our subscriber and customer base, expanding our brand partner relationships and product assortment, increasing our advertising and other marketing spending, and continuing to invest in our offerings and technology. The majority of our revenue is generated by our subscribers. Our base subscription plans range in price and customers can customize their subscription monthly by purchasing additional slots and shipments. Our subscriptions renew automatically on a monthly basis and subscribers may disable automatic renewal by canceling or pausing their subscription prior to the next month’s bill date. As a result, even though a significant number of subscribers have historically renewed their monthly subscription, there can be no assurance that we will be able to retain a significant portion of subscribers beyond the existing monthly subscription periods. In addition, any limitation or restriction imposed on our ability to bill our subscribers on a recurring basis, whether due to new regulations or otherwise, may significantly lower our subscription retention rate. We also offer our customers the option to rent or buy items via our Reserve offering and Resale offering, respectively. Our Subscription plans and offerings do not have demonstrably long track records of success and may not grow as much or as fast as we expect. For example, our active subscriber growth rate slowed year over year as of January 31, 2023 and may continue to slow year over year in the future. In addition, we presently anticipate our revenue growth rate to slow in fiscal year 2023. If our growth rates continue to decelerate, investors’ perception of our business, financial condition and results of operations may be adversely affected.

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
•successfully maintain and grow our relationships with existing and new brand partners, including continuing to maintain and grow our Share by RTR and Exclusive Design offerings;
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
•effectively manage growth of our business, personnel, and operations, including expanding our shipping and distribution capabilities and fulfillment center operations, as well as our logistics footprint and the number of facilities we operate in the future;
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
The growth of our business is dependent upon our ability to continue to grow by cost-effectively adding new customers and retaining existing customers. Historically, a substantial portion of new customer acquisition has originated from organic word-of-mouth and other non-paid referrals. In fiscal year 2022, as we increased paid marketing spend, we saw an increase in the proportion of new customers attributed to paid channels. Our current marketing initiatives are focused on re-engaging lapsed and paused customers, retaining existing customers and growing our base of new customers. Although we expect to make significant investments in improving the customer experience going forward, these investments may not result in an increase in customer loyalty or higher customer engagement. As a result, our levels of paid and organic growth may continue to fluctuate and/or overall growth may decline.

Paid marketing is a key part of our growth strategy. During 2023, we have increased our spending; however, we anticipate allocating a portion of our budgeted marketing expense to rental product purchases in the second half of 2023,which will likely negatively impact subscriber acquisition. We also utilize promotional pricing to attract customers and subscribers who may have heightened price sensitivity and not be willing to pay full price for our offering when the promotion period expires. In the second quarter of 2023, we experimented with our promotional pricing for Subscription and observed that reducing promotions negatively impacted subscriber acquisition. However, we believe that being less promotional going forward will enhance retention and customer experience and is in the best interest of the long-term health of the business. This approach may not be successful or sustainable and is likely to result in lower subscriber acquisition in the short term. We may incur marketing expenses significantly in advance of the time we anticipate recognized revenue associated with such expenses. In addition, our paid marketing may be unsuccessful for various reasons, including not effectively reaching potential customers or being cost-effective, changes in regulations or third-party interference could limit the ability of search engines and social media platforms for marketing, potential customers may decide not to rent through our platform or the spend of new customers may not yield the intended return on investment, any of which could negatively affect our results of operations.
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

If existing customers no longer find our offerings and products appealing, appropriately priced or easy to use, or if we are unable to provide high-quality support to customers to help them resolve issues in a timely and acceptable manner, they may stop using our offerings, negative publicity may be generated and word-of-mouth and other referrals may be hampered. If our customers no longer perceive our subscription plans as appropriately priced and cancel or pause their subscriptions, our business and financial results could be harmed. We are focused on investing in our customer and delivering even more value to her, including by adding an extra item to each shipment beginning in the first quarter of fiscal year 2023, increasing the depth and breadth of our rental product selection, and emphasizing the value proposition of our offering in our marketing materials; however these or other initiatives to retain customers may not be successful at improving customer satisfaction, subscriber retention and/or revenues and may require additional costs or lead to unanticipated consequences. Even if our existing customers continue to find our offerings and products appealing and our customer service satisfactory, they may decide to downgrade to a less frequent, lower cost subscription and/or rent fewer items due to price sensitivity and/or changing demand or other reasons. If customers downgrade their subscriptions or make fewer or lower priced rentals, our financial results could be negatively affected.
We have a history of losses, and we may be unable to achieve or sustain profitability.
We had a net loss of $(56.9) million and $(138.7) million for the six months ended July 31, 2023 and year ended January 31, 2023, respectively, and have in the past had net losses. As of July 31, 2023, we had an accumulated deficit of $(996.8) million. Because we have a short operating history at scale, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to sustain or increase our profitability.
Our ability to generate profit depends on our ability to grow customers and revenue and drive operational efficiencies in our business to generate better margins. In fiscal years 2022 and 2023, we have taken significant steps to reduce our operating costs, improve our margins, and make progress towards profitability, which is an important financial goal for us over time. Nevertheless, our efforts may be unsuccessful and we may continue to generate net losses in order to:
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
We have not always predicted our customers’ preferences and acceptance levels of our products with accuracy. For example, during the second quarter of fiscal year 2022, there was higher than expected usage of high formality apparel, which may have constrained the availability of these items and our ability to meet demand. In addition, external events may disrupt or change customer preferences and behaviors in ways we are not able to anticipate. In addition, during the second quarter of 2023, lower rental product depth levels negatively impacted active subscribers, particularly new subscribers, and our strategy to improve rental product depth levels and, as a result, improve customer satisfaction and retention, may be unsuccessful. We have observed that our customers live, work, socialize and travel differently than they did prior to the COVID-19 pandemic and this influences what they wear.
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

We currently rely on several third-party national and regional shipping vendors for our outbound and inbound logistics. However, a substantial portion of our shipments to and from customers are currently conducted through a single vendor, a major national carrier, and we are in the process of transitioning nearly all of our non-same day outbound shipping and home pick up services to this vendor over the next several months, which we anticipate will provide customer experience advantages and cost savings over time. The transition of these services may not be successfully implemented and there are risks associated with increasing our dependence on a single vendor. Further, we cannot predict how this change or future changes and transitions may impact our costs and our customer sentiment and satisfaction and this change will increase our reliance on this vendor.
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

Our ability to receive inbound products efficiently and ship products to and from customers may be negatively affected by many events outside of our control including, inclement weather, public health crises such as the COVID-19 pandemic, governmental regulations, labor disputes and other factors. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our customers do not receive their orders in good condition or on time, they could become dissatisfied and cease using our services, which would adversely affect our business and operating results. Our shipping vendors have faced and may continue to face increased volumes which, in turn, has caused and could in the future cause a decrease in their service levels, including shipping delays, or result in an increase of their prices. We have experienced increased shipping costs in recent years, and these costs may increase in the future. In addition, although we have achieved efficiencies in our supply chain operations in recent years, these efficiencies may not be sustainable or meet our broader business objectives. Increases in shipping costs, in particular for our primary shipping vendor, could result in increased costs to us and adversely impact our business. In addition, significant shipping difficulties or disruptions or any failure by our brand partners or third-party carriers to deliver high-quality products to us or to our customers, as applicable, in a timely manner or to otherwise adequately serve our customers could damage our reputation and brand and may substantially harm our business.
In addition to offering the ability to return products by dropping off items with third-party shipping vendors, we offer at-home pickup for customers located in multiple markets. We believe at-home pickup is more convenient for many customers and is more cost-effective for us. Although we have had positive customer feedback and adoption to date, at-home pickup is a newer offering and may not be successful over the long-term, particularly as we transition carriers. In the event that we do not successfully and cost-effectively manage at-home pickup logistics, it will make it more difficult for us to satisfy our customers and efficiently manage shipping costs, which will negatively affect our brand, financial condition and results of operations.
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

We have been focused on expanding our relationships with brand partners and continuing to work to increase the proportion of our products procured under Exclusive Designs and Share by RTR arrangements, which are our more capital-efficient ways of acquiring rental product. For our Exclusive Designs, RTR generally sources the materials and relies upon third-party manufacturing partners to produce products. For Wholesale and Share by RTR items, entering into contracts in advance of a particular season requires brand partners to agree to incur costs related to sourcing and manufacturing products before we have paid for them, which requires the brand partners to continue to trust us. If we were viewed as less financially viable, we may receive less favorable terms and conditions from our brand partners, including requiring upfront payments or other demonstrations of credit. The cash flow benefits we currently experience from our brand partners’ willingness to revenue share could be adversely affected if revenue share terms change or if brand partners no longer wish to revenue share due to (1) lack of trust in us, (2) lack of revenue earned in comparison to the projections we provided, or (3) their inability to continue to spread their earnings out over the time period that the products are earning revenue on our website, among other reasons. For our Exclusive Design arrangements, we must continue to increase the number of brand partners with whom we work, design an assortment of styles that meet customer demand, maintain and enhance our third-party manufacturing capabilities and partners and ensure the products manufactured meets brand partners’, customers’ and our quality standards. Our ability to obtain a sufficient selection or volume of products on a timely basis at competitive prices could suffer as a result of any deterioration or change in our partner relationships or events that adversely affect them and, in turn, could have a material adverse effect on our business.
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
We also rely on our merchandising team to order styles that our customers will rent and we rely on our data to inform the levels of and which products we purchase, including when to reorder items that are renting well and when to sell or write-off items that are not renting well. As has occurred in the past, if our teams do not predict customer demand and tastes well or if our algorithms do not help us reorder the right products or write off the right products timely, we may not effectively manage our products and our operating results could be adversely affected.
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
We rely on a number of third-party providers of products and services to operate our critical internal and external operations, such as the processing of confidential and personally identifiable information. Examples of third parties include, but are not limited to, our shipping partners, human resources information system, payment processor, and various IT Systems providers. These service providers may not have adequate security measures and could experience a security incident that compromises the confidentiality, integrity, or availability of the IT Systems they operate for us or the information they process on our behalf and may not be able to contain or recover from such incidents or to notify us in a timely manner. Moreover, we or our third-party service providers may be more vulnerable to such attacks in remote or hybrid work environments. Any cyberattack, security incident, or material disruption or slowdown affecting our IT Systems or those of our third-party service providers or business partners, could have a material adverse effect on our business, financial condition, and results of operations.
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
As an e-commerce business, we encounter risks and difficulties frequently experienced by businesses with significant internet operations. The successful operation of our business as well as our ability to provide a positive customer experience that will generate Subscription, Reserve and Resale orders depend on efficient and uninterrupted e-commerce order-taking and fulfillment operations. If we are unable to allow real-time and accurate visibility to product availability when customers are ready to order, quickly and efficiently fulfill our customers’ orders using the fulfillment and payment methods they demand, provide a convenient and consistent experience for our customers regardless of the ultimate channel or effectively manage our online sales, our ability to compete and our results of operations could be adversely affected. We have two fulfillment centers in Arlington, Texas and Secaucus, New Jersey that we depend on for our fulfillment operations. We currently lease these facilities. We cannot guarantee that we will be able to renew or negotiate new leases on terms acceptable to us or at all. If we are unable to secure such leases, or if we can only secure such leases on economic terms that are less than optimal for us, it may materially adversely impact our results of operations.
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
•maintaining successful relationships with brand partners and our ability to acquire products at acceptable prices and offer a compelling mix of products that are available for Subscription, Reserve or Resale at any given time;
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
In September 2022, we announced a restructuring plan that is intended to reduce costs, streamline our organizational structure and drive operational efficiencies. During fiscal year 2023, we have taken and plan to continue to take actions intended to further reduce our cost structure, including smaller organizational updates. These plans or other future restructuring plans present significant risks that could have a material adverse effect on our operations, financial condition, results of operations, cash flow, or business reputation. Such risks include:
•the failure to achieve targeted cost savings and efficiency, and cash flow and profitability goals;
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

In addition, our future success will depend upon our ability to attract and retain employees, particularly for key roles, such as engineering and technology (including data science), brand, marketing, buying and planning, and logistics, as well as hourly fulfillment workers and customer service agents. Such efforts have required, and are expected to continue to require significant time, expense, and attention as there is intense competition for such individuals, particularly in New York City, Galway, New Jersey and Texas, and new hires require significant training and time before they achieve full productivity. We may be unable to maintain competitive wage and salary levels, which are likely to increase further due to inflation and potential minimum wage increases, which could increase attrition and make recruiting more difficult. Alternatively, we may be required to increase current compensation levels to attract and retain employees, which could negatively impact our profitability goals. In addition, prospective and existing employees often consider the value of the equity awards they may receive in connection with their employment and our stock price has declined significantly since our 2021 IPO. If the perceived value of our equity awards is inadequate or experiences significant volatility, it may adversely affect our ability to recruit and retain key employees. In July 2023, we completed an option exchange designed to incentivize and retain employees, directors and other service providers by providing the ability to exchange outstanding stock options for RSUs, which was approved by stockholders. This option exchange, however, may not have the intended incentivization and retention benefits. Further our September 2022 restructuring plan and continued efforts to optimize our cost structure and organization design has made, and in the future may, continue to make it more difficult to attract and retain employees for key roles.
Our corporate employees primarily worked remotely from March 2020 to April 2022. Since then, we have reopened our offices and moved to a hybrid working model for New York City and Galway. We have continued to shift to an even more office-centric model in New York City in which employees have been asked to be in the office four days a week starting in September 2023. If our current model is not aligned with our employees’ preferences, it may adversely affect our ability to recruit and retain employees and may negatively impact our company culture, collaboration and productivity.

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
We believe that our company culture has been critical to our success. Our company culture stands for being entrepreneurial, passionate, kind and positive. Our ability to continue to cultivate and maintain this culture is essential to our growth and continued success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:
•failure to maintain and/or improve employee morale and engagement in light of our office-centric approach in our New York City headquarters, our September 2022 restructuring plan and our continued efforts to ensure a cost-conscious and efficient workforce that supports our growth and profitability goals;
•failure to identify, attract, reward, and retain employees who share and further our culture, values, and mission;
•the evolving size, complexity and geographic diversity of our workforce, and our ability to promote a uniform and consistent culture across all our offices and employees;
•the employee and market perception of our ESG efforts, which may impact employee morale and recruiting efforts;
•competitive pressures to move in directions that may divert us from our mission, vision, and values;
•our hybrid working model for employees in Galway and the remote working model for customer service employees;
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
Our brand and manufacturing partners may increase their pricing if raw materials, labor, or other costs become more expensive or subject to other pricing pressures. The inputs used to manufacture products are subject to availability constraints and price volatility. In addition, our brand partners may pass the increase in sourcing costs to us through price increases, thereby impacting our margins. For example, if our manufacturing partners increase their costs, our Exclusive Designs may not be as cost-effective to produce, which could negatively impact our ability to meet our financial goals. The fabrics used in our products are made of raw materials including petroleum-based products and cotton. Significant price fluctuations or shortages in petroleum, cotton, or other raw materials could significantly increase our cost of revenue and the cost associated with procuring products via Exclusive Designs. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used in the manufacture of the products we offer, such as due to restrictions on Xinjiang cotton, we and/or our partners might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, disruptions in the supply chain as a result of the COVID-19 pandemic and the recent inflationary environment increased raw material costs, impacting pricing of our products, and caused shipping delays for certain of our products.

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
We have funded our operations since inception primarily through equity and debt financings and revenue generated from our offerings. Our goal is to be a profitable company; however, we cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We also intend to continue to make investments to develop and grow our business. For example, in the future, we may need additional funding to satisfy our debt obligations, to obtain rental products, for marketing, and for headcount or other operating expenses and capital expenditures, to develop new features or enhance our offerings, to improve our operating infrastructure, and/or to acquire complementary businesses and technologies. However, we believe that our current market capitalization, business performance and/or current level of indebtedness may adversely impact efforts to raise additional capital. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to support our business growth, and respond to business challenges could be significantly impaired, and our business may be adversely affected. Additionally, in recent periods, there has been volatility in and disruptions to the global economy, including the equity and debt financial markets. Such weakness and volatility in capital markets and the economy in general could limit our access to capital markets and increase our costs of borrowing.

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
As of July 31, 2023, we had $290.6 million aggregate principal amount of borrowings under a credit facility with Double Helix Pte Ltd. as administrative agent for Temasek Holdings (as currently in effect, the “2022 Amended Temasek Facility”). The 2022 Amended Temasek Facility matures in October 2026. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot provide assurance that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See “Note 6 —Long-Term Debt” in the Notes to Condensed Consolidated Financial Statements for more information on our indebtedness.
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
In connection with the preparation of our consolidated financial statements as of January 31, 2021, we identified material weaknesses in our internal control over financial reporting, as described below. As of July 31, 2023, these material weaknesses were still in the process of being remediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
We continue to implement measures designed to remediate the identified material weaknesses. The measures include (i) formalizing the Company’s framework and policies with respect to maintaining evidence in the operation of control procedures, (ii) improving our control framework to include the appropriate segregation of duties and controls over the preparation and review of journal entries, and (iii) designing and implementing IT general controls for systems and applications impacting internal control over financial reporting.

We have performed extensive work with personnel responsible for the design and operating effectiveness of internal control over financial reporting in our efforts to ensure that appropriate controls are in place and appropriate evidence is maintained. We are continuing to implement comprehensive access control protocols for our enterprise resource planning environment in order to implement restrictions on user and privileged access to certain applications, establishing additional controls over segregation of duties and the preparation and review of journal entries, implementing controls to review the activities for those users who have privileged access and program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.

The implementation of these remediation efforts is in progress, may require additional expenditures to implement, and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, and as a result, the timing of when we will be able to fully remediate the material weaknesses described above is uncertain. We can give no assurance that our efforts will remediate these material weaknesses in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. If the steps we take do not remediate the material weaknesses we have identified in a timely manner, or if our internal control over financial reporting is not effective, there could be errors in our annual or interim consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our Class A common stock.
Additionally, ineffective internal control over financial reporting could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions. If we are unable to remediate the material weakness we have identified in a timely manner, or if additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weakness, our reputation, results of operations and financial condition could suffer.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” At such time, our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts.

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

The COVID-19 pandemic had, and outbreaks of COVID-19 may in the future have, a material adverse impact on our business. Other future pandemics or public health crises may have a similar adverse impact on our business.
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
The effects of COVID-19, including the identification and spread of new variants of the virus, may continue to have a negative impact on our business operations and long-term financial results of operations due to the occurrence of the following events or circumstances, among others:
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
•continuing supply chain disruptions and/or disruptions in the operations of our brand partners, which could impact our ability to acquire an adequate depth and breadth of products at favorable prices in a timely manner to match demand; and
•possible resurgences of COVID-19 that lead to new or additional shelter-in-place orders, travel advisories, and/or reduced social activities and events, which may dampen future demand for our products and offering.

Future pandemics or public health crises may have similar adverse effects on our business. Although we anticipate that our operating results in future fiscal years will reflect a more normal operating environment, the current economic climate has created a high degree of uncertainty and there is no assurance that our scale, number of customers, revenue or growth will return to or surpass pre-pandemic levels for a sustained period of time. As such, we continue to closely monitor this global health crisis and will continue to reassess our strategy and operational structure on a regular, ongoing basis as the situation evolves.

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

From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, environmental regulations, and other matters that could adversely affect our business operations and financial condition. For example, on November 14, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the Eastern District of New York against the Company, certain of its officers and directors, and the underwriters of its IPO, entitled Rajat Sharma v. Rent the Runway, Inc., et al. The complaint, which has since been amended, alleges that we violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements, and by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory damages, attorneys’ fees and costs and such other relief as deemed just and proper by the court. See Note 13, “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for more details.

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

Further, the CCPA took effect on January 1, 2020. The CCPA gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive detailed information about how their personal information is used and shared. The CCPA also created restrictions on “sales” of personal information that allow California residents to opt-out of certain sharing of their personal information and may restrict the use of cookies and similar technologies for advertising purposes, and could cause us to incur additional CCPA compliance costs or create adverse effects as a result of its restrictions. The CCPA provides for civil penalties for violations, and creates a private right of action for data security incidents that is expected to increase data security-related litigation. Additionally, the California Privacy Rights Act (the “CPRA”) largely took effect on January 1, 2023. The CPRA restricts the use of cross-context behavioral advertising techniques on which our products and offerings may rely on in the future; expands requirements on businesses that “sell” personal information under the CCPA to businesses like ours that “share” it; requires all businesses with any California employees to limit uses of employee data; establish restrictions on the retention of personal information; expands the types of data security incidents subject to the private right of action; and establishes the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. We expect to continue to invest in compliance initiatives and potentially implement business process changes to support our compliance efforts. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (the “CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation adopted and proposed in other states. Some observers have noted that such statutes could mark the beginning of a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.
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
Our brand partners and manufacturers may be forced to reduce their production or operations, shut down their operations or file for bankruptcy. Our ability to obtain products may also depend on our brand partners’ ability to obtain financing, including through factoring companies and other entities, which may also assess our creditworthiness and procurement ability. To the extent our brand partners are unable to secure sufficient credit, they may not be able to produce merchandise, which would impact our ability to purchase merchandise from them. The occurrence of one or more of these events could impact our ability to acquire products, which may result in a less appealing assortment of styles for our customers and reduced availability of the styles we are able to obtain. Similarly, the occurrence of a contagious disease or illness could cause delays or increase costs in the manufacture of certain products. For example, the COVID-19 pandemic caused delays in some shipments from our brand partners.

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
The products we rent or sell to our customers are subject to regulation by the Federal Consumer Product Safety Commission, the Federal Trade Commission, and similar state and international regulatory authorities. As a result, such products could in the future be subject to mandatory recalls and other remedial actions. Product safety, labeling, and licensing concerns may also result in us voluntarily removing selected products from our assortment. Such recalls or voluntary removal of products can result in, among other things, lost revenue, diverted resources, potential harm to our reputation, and increased customer service costs and legal expenses, which could have a material adverse effect on our operating results.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the date of automatic conversion described below, when all outstanding shares of Class B common stock and Class A common stock will convert automatically into shares of a single class of common stock. In addition, we and certain stockholders, including our CEO and Co-Founder Jennifer Y. Hyman, entered into a stockholders’ agreement in connection with our IPO with respect to the election of directors. This concentrated control may limit or preclude an investor’s ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that investors may believe are in their best interests.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon the date that is the earlier of (i) the transfer of such share to a person that is not in the same Permitted Ownership Group (as defined in our Amended and Restated Certificate of Incorporation (“Amended Charter”)) as such Permitted Class B Holder (as defined in the Amended Charter), (ii) November 1, 2028, or (iii) with respect to any shares held by any person in our Co-Founder’s Permitted Ownership Group, (A) such time as a Co-Founder is removed or resigns from the Board of Directors, or otherwise ceases to serve as a director on the Board of Directors, (B) such time as a Co-Founder ceases to be either an employee, officer or consultant, or (C) the date that is 12 months after the death or disability of a Co-Founder.
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
•the impact of COVID-19 on our business or the fashion industry and sharing economy generally;
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
Our executive officers, directors, and stockholders party to our stockholders’ agreement entered into in connection with our IPO, in the aggregate, beneficially own over 50% of the voting power of our outstanding common stock as of July 31, 2023. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
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
We cannot predict whether our dual class structure results in a lower or more volatile trading price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have had restrictions on including companies with multiple-class share structures in certain of their indices. Under such announced policies, the dual class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices may not invest in our Class A common stock. S&P Dow Jones eliminated this policy in 2023. It is unclear what effect, if any, these policies have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Because of the dual class structure of our common stock, we may not be not eligible for inclusion in certain indices, and we cannot provide assurance that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price of our Class A common stock could be adversely affected.
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
There are provisions in our Amended Charter and Amended and Restated Bylaws (“Amended Bylaws”) that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control were considered favorable by our stockholders. These anti-takeover provisions include:
•authorization of the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•a dual class common stock structure in which holders of our Class B common stock, which has 20 votes per share, have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class B and Class A common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES,USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a) On September 1, 2023, Larry Steinberg resigned from his position as our Chief Technology Officer, effective October 13, 2023.

(b) Not applicable.

(c) On June 9, 2023, each of Siddharth Thacker, Chief Financial Officer and Andrew Rau, Senior Vice President, Supply Chain & Inventory, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act solely for the sale of the appropriate number of shares of the Company’s Class A common stock needed to satisfy minimum required federal, state, local, and foreign income and/or employment taxes in connection with the vesting of restricted stock units. These arrangements do not have termination dates.

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

RENT THE RUNWAY, INC.

Date: September 8, 2023	By:	/s/Siddharth Thacker
Siddharth Thacker
Chief Financial Officer
(Principal Financial and Accounting Officer)