Form 10-Q
period 2023-10-31
Rent the Runway, Inc.
filed 2023-12-06
CIK 1468327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
____________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	RENT	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No ☒
The registrant had outstanding 67,223,096 shares of Class A common stock and 3,098,580 shares of Class B common stock as of November 30, 2023.

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
•We face risks associated with our indebtedness and potential need for additional capital, including that restructuring or refinancing may not be available on acceptable terms or at all and that our operations may be adversely impacted by the covenants in our current debt agreement or future financing agreements.
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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aims,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, share-based compensation, business strategy and initiatives, including rental product depth strategy, promotional and marketing strategy and onboarding initiatives, sustainability initiatives, business plans, impact from our September 2022 restructuring plan and other cost savings initiatives, anticipated cost savings from our 2023 transportation deal with a major national carrier, anticipated future expenditures, product acquisition expectations, impacts from our five-item base subscription offering, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report for the quarter ended October 31, 2023. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Part I - Financial Information
Item 1. Financial Statements

Page
Condensed Consolidated Balance Sheets - Unaudited as of October 31, 2023 and Audited as of January 31, 2023	5
Condensed Consolidated Statements of Operations - Unaudited for the three and nine months ended October 31, 2023 and 2022	6
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) - Unaudited for the three and nine months ended October 31, 2023 and 2022	7
Condensed Consolidated Statements of Cash Flows - Unaudited for the nine months ended October 31, 2023 and 2022	9
Notes to Condensed Consolidated Financial Statements
1. Business	11
2. Summary of Significant Accounting Policies	11
3. Liquidity	16
4. Restructuring and Related Charges	17
5. Leases - Lessee Accounting	17
6. Rental Product, Net	18
7. Long-Term Debt	19
8. Income Taxes	21
9. Accrued Expenses and Other Current Liabilities	21
10. Fair Value Measurements	21
11. Stockholders’ Equity	22
12. Share-based Compensation Plans	23
13. Net Loss per Share Attributable to Common Stockholders	26
14. Commitments and Contingencies	27
15. Subsequent Events	28

RENT THE RUNWAY, INC. Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts, unaudited)

	October 31,	January 31,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$105.9	$154.5
Restricted cash, current	4.8	3.1
Prepaid expenses and other current assets	10.6	14.5
Total current assets	121.3	172.1
Restricted cash	5.2	6.0
Rental product, net	103.9	78.7
Fixed assets, net	37.5	44.7
Intangible assets, net	3.8	4.1
Operating lease right-of-use assets	34.8	26.7
Other assets	3.8	3.9
Total assets	$310.3	$336.2
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$22.4	$12.4
Accrued expenses and other current liabilities	21.9	24.4
Deferred revenue	11.8	12.0
Customer credit liabilities	6.3	6.8
Operating lease liabilities	3.1	4.4
Total current liabilities	65.5	60.0
Long-term debt, net	300.2	272.5
Operating lease liabilities	46.5	38.3
Other liabilities	0.7	0.7
Total liabilities	412.9	371.5
Commitments and Contingencies (Note 14)
Stockholders’ equity (deficit)
Class A common stock, $0.001 par value; 300,000,000 shares authorized as of October 31, 2023 and January 31, 2023; 66,552,184 and 61,956,536 shares issued and outstanding as of October 31, 2023 and January 31, 2023, respectively	0.1	0.1
Class B common stock, $0.001 par value; 50,000,000 shares authorized as of October 31, 2023 and January 31, 2023; 3,091,873 and 3,066,251 shares issued and outstanding as of October 31, 2023 and January 31, 2023, respectively	—	—
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of October 31, 2023 and January 31, 2023; 0 shares issued and outstanding as of October 31, 2023 and January 31, 2023	—	—
Additional paid-in capital	925.6	904.5
Accumulated deficit	(1,028.3)	(939.9)
Total stockholders’ equity (deficit)	(102.6)	(35.3)
Total liabilities and stockholders’ equity (deficit)	$310.3	$336.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Operations
(In millions, except share and per share amounts, unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue:
Subscription and Reserve rental revenue	$64.7	$68.8	$199.5	$200.2
Other revenue	7.8	8.6	22.9	20.8
Total revenue, net	72.5	77.4	222.4	221.0
Costs and expenses:
Fulfillment	21.5	23.2	65.9	69.5
Technology	12.1	14.1	38.1	42.6
Marketing	7.1	9.7	24.6	27.4
General and administrative	24.4	25.3	76.8	84.1
Rental product depreciation and revenue share	25.8	22.4	66.7	64.8
Other depreciation and amortization	3.5	3.9	11.0	12.6
Restructuring charges	—	2.0	—	2.0
Loss on asset impairment related to restructuring	—	3.8	—	3.8
Total costs and expenses	94.4	104.4	283.1	306.8
Operating loss	(21.9)	(27.0)	(60.7)	(85.8)
Interest income / (expense), net	(10.0)	(9.3)	(28.3)	(28.2)
Other income / (expense), net	0.2	0.1	0.3	1.4
Net loss before income tax benefit / (expense)	(31.7)	(36.2)	(88.7)	(112.6)
Income tax benefit / (expense)	0.2	0.1	0.3	0.1
Net loss	$(31.5)	$(36.1)	$(88.4)	$(112.5)
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.56)	$(1.31)	$(1.76)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	69,296,968	64,521,433	67,608,792	64,015,444
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of July 31, 2023	68,446,903	$0.1	$920.7	$(996.8)	$(76.0)
Stock issued under stock incentive plan	1,197,154	—	—	—	—
Share-based compensation expense	—	—	4.9	—	4.9
Net loss	—	—	—	(31.5)	(31.5)
Balances as of October 31, 2023	69,644,057	$0.1	$925.6	$(1,028.3)	$(102.6)

Balances as of July 31, 2022	64,084,818	$0.1	$884.6	$(877.6)	$7.1
Stock issued under stock incentive plan	618,867	—	—	—	—
Share-based compensation expense	—	—	6.6	—	6.6
Net loss	—	—	—	(36.1)	(36.1)
Balances as of October 31, 2022	64,703,685	$0.1	$891.2	$(913.7)	$(22.4)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of January 31, 2023	65,022,787	$0.1	$904.5	$(939.9)	$(35.3)
Stock issued under stock incentive plan	4,621,270	—	—	—	—
Share-based compensation expense	—	—	21.1	—	21.1
Net loss	—	—	—	(88.4)	(88.4)
Balances as of October 31, 2023	69,644,057	$0.1	$925.6	$(1,028.3)	$(102.6)

Balances as of January 31, 2022	63,036,797	$0.1	$872.2	$(801.2)	$71.1
Stock issued under stock incentive plan	1,666,888	—	—	—	—
Share-based compensation expense	—	—	19.0	—	19.0
Net loss	—	—	—	(112.5)	(112.5)
Balances as of October 31, 2022	64,703,685	$0.1	$891.2	$(913.7)	$(22.4)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Nine Months Ended October 31,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(88.4)	$(112.5)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Rental product depreciation and write-offs	31.9	35.9
Write-off of rental product sold	8.5	5.1
Other depreciation and amortization	11.0	12.6
(Gain) / loss from write-off of fixed assets	0.3	2.5
Loss on asset impairment related to restructuring	—	3.4
Proceeds from rental product sold	(16.2)	(13.7)
(Gain) / loss from liquidation of rental product	(0.9)	(2.7)
Accrual of paid-in-kind interest	22.5	10.6
Amortization of debt discount	5.2	3.2
Share-based compensation expense	21.1	19.0
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3.9	(3.1)
Operating lease right-of-use assets	(8.1)	4.2
Other assets	0.1	0.8
Accounts payable, accrued expenses and other current liabilities	(4.4)	0.2
Deferred revenue and customer credit liabilities	(0.7)	2.5
Operating lease liabilities	6.9	(8.1)
Other liabilities	(0.4)	0.7
Net cash (used in) provided by operating activities	(7.7)	(39.4)
INVESTING ACTIVITIES
Purchases of rental product	(56.3)	(43.6)
Proceeds from liquidation of rental product	3.7	7.9
Proceeds from sale of rental product	16.2	13.7
Purchases of fixed and intangible assets	(3.2)	(8.5)
Net cash (used in) provided by investing activities	(39.6)	(30.5)
FINANCING ACTIVITIES
Other financing payments	(0.4)	(3.8)
Net cash (used in) provided by financing activities	(0.4)	(3.8)
Net (decrease) increase in cash and cash equivalents and restricted cash	(47.7)	(73.7)
Cash and cash equivalents and restricted cash at beginning of period	163.6	259.6
Cash and cash equivalents and restricted cash at end of period	$115.9	$185.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Nine Months Ended October 31,
	2023	2022
Reconciliation of Cash and Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$105.9	$176.0
Restricted cash, current	4.8	4.1
Restricted cash, noncurrent	5.2	5.8
Total cash and cash equivalents and restricted cash	$115.9	$185.9

Supplemental Cash Flow Information:
Cash payments (receipts) for:
Fixed operating lease payments, net	$8.3	$10.6
Fixed assets and intangibles received in the prior period	0.1	0.8
Rental product received in the prior period	5.4	6.5
Non-cash financing and investing activities:
Financing lease right-of-use asset amortization	$0.4	$0.4
ROU assets obtained in exchange for lease liabilities	—	1.3
Adjustments to ROU assets or lease liabilities due to modification or other reassessment events to operating and finance leases	10.6	(1.2)
Purchases of fixed assets and intangibles not yet settled	0.2	0.8
Purchases of rental product not yet settled	17.3	14.0
Reconciliation of loss on asset impairment:
Accrued expense related to the loss on asset impairment	$—	$0.4
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
The results for the three and nine months ended October 31, 2023 are not necessarily indicative of the operating results expected for the year ending January 31, 2024 or any future period. The condensed consolidated balance sheet as of January 31, 2023 is derived from the audited consolidated financial statements. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, the unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended January 31, 2023, which can be found in the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2023.
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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience, market conditions, and on various other assumptions that are believed to be reasonable. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful life and salvage value of rental product, incremental borrowing rate to determine lease liabilities, valuation of share-based compensation and warrants, and recoverability of long-lived assets.
As of October 31, 2023, the effects of the macroeconomic environment on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
Concentrations of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash investments with high credit quality financial institutions. The Company believes no significant credit risk exists with respect to these financial instruments.
No single customer accounted for more than 5% of the Company’s revenue during the three or nine months ended October 31, 2023 and 2022.
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

Accounts receivable, net consists primarily of amounts due from third party liquidation and Exclusive Design wholesale partners that do not bear interest. The Company records an allowance for doubtful accounts taking into consideration historical losses adjusted for current market conditions, the financial condition of the customer, the amount of receivables in dispute, and the current receivables aging and payment patterns. Accounts receivable, net was immaterial and $4.0 million as of October 31, 2023 and January 31, 2023, respectively. The allowance for doubtful accounts was immaterial as of January 31, 2023. As of January 31, 2023, one third party partner represented the majority of the Company’s accounts receivable balance.
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
Once it is no longer considered rentable, rental product in a sellable condition is classified as held for sale and written down to salvage value. The value of rental product held for sale as of October 31, 2023 and January 31, 2023 was $3.4 million and $3.0 million, respectively. The accelerated depreciation related to rental product held for sale was $1.5 million and $2.6 million for the three months ended October 31, 2023 and 2022, respectively, and $3.5 million and $6.1 million, for the nine months ended October 31, 2023 and 2022, respectively. The accelerated depreciation is presented on the condensed consolidated statements of operations within rental product depreciation and revenue share.

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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The purchases of rental product, as well as the proceeds from the sale and liquidation of rental product, are classified as cash flows from investing activities on the condensed consolidated statements of cash flows because the predominant activity of the rental product purchased is to generate rental revenue and such classification is consistent with the classification of long-term asset activity. Proceeds from the sale of rental product were $16.2 million and $13.7 million for the nine months ended October 31, 2023 and 2022, respectively. Proceeds from the liquidation of rental product were $3.7 million and $7.9 million for the nine months ended October 31, 2023 and 2022, respectively.
Revenue Recognition
Subscription and a-la-carte rental fees (“Subscription and Reserve rental revenue”) are recognized in accordance with Accounting Standard Update (“ASU”) 2016-02, Leases, Topic 842 (“ASC 842”). Other revenue, primarily related to the sale of rental product, is recognized under ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”) at the date of delivery of the product to the customer. Other revenue represented 11% and 11% of total revenue for the three months ended October 31, 2023 and 2022, respectively, and 10% and 9% of total revenue for the nine months ended October 31, 2023 and 2022, respectively.
Revenue is presented net of promotional discounts, customer credits and refunds. Promotional discounts are recognized in accordance with either ASC 842 or ASC 606, based on the guidance applied to the rental fees or product sales to which the promotional discounts are related. Revenue is presented net of taxes that are collected from customers and remitted to governmental authorities.

The Company recognizes a liability at the time a customer credit or a gift card is issued, and revenue is recognized upon redemption of the credit or gift card. The Company’s customer credit liability is presented on the condensed consolidated balance sheets. During the three months ended October 31, 2023 and 2022, $0.5 million and $0.7 million of credits included in the customer credit liability as of July 31, 2023 and 2022, respectively, were redeemed. During the nine months ended October 31, 2023 and 2022, $1.3 million and $1.7 million of credits included in the customer credit liability as of January 31, 2023 and 2022, respectively, were redeemed. Customer credits and gift cards do not have expiration dates. Over time, a portion of these instruments is not redeemed. The Company recognizes breakage income related to these instruments based on the redemption pattern method. The Company continues to maintain the full liability for the unredeemed portion of the credits and gift cards when the Company has any legal obligation to remit such credits to government authorities in relevant jurisdictions.
Subscription and Reserve Rental Revenue
Subscription fees are recognized ratably over the subscription period, commencing on the date the subscriber enrolls in the rental program. The fees are collected upon enrollment. The subscription automatically renews on a monthly basis until cancelled or paused by the customer. Subscribers can pause or cancel their subscriptions at any time.
The Company recognizes fees for a-la-carte rentals ratably over the rental period, which starts with the date of delivery of rental product to the customer. A-la-carte rental orders can be placed up to four months prior to the rental start date (reduced to two months prior to the rental start date in October 2023) and the customer’s payment form is charged upon order confirmation. The Company defers recognizing the fees and any related promotions for a-la-carte rentals until the date of delivery, and then recognizes those fees ratably over the four- or eight-day rental period.
The Company accrues for credits and refunds issued subsequent to the balance sheet date that relate to rentals prior to the balance sheet date. These amounts were not material as of October 31, 2023 and January 31, 2023.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Other Revenue
Other revenue consists primarily of revenue from the sale of rental product. The Company recognizes revenue from the sale of rental product in accordance with ASC 606. Sale of rental product occurs when a customer purchases rental product at a discounted price, calculated as a percentage of retail value. Payment is due upon order confirmation and there is no financing component. The single performance obligation associated with rental product sales is generally satisfied upon delivery of the rental product to the customer. The Company does not have any material contractual assets or liabilities with respect to other revenue as of October 31, 2023 and January 31, 2023.

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

Interim Impairment Evaluation

During the three months ended October 31, 2023, the Company evaluated whether events or circumstances had changed such that it would indicate it is more likely than not that the carrying value of its long-lived assets may not be recoverable (triggering event). Given the Company’s stock price decline during the third quarter, the Company concluded a triggering event had occurred and performed an impairment analysis of its long-lived assets group (which constitutes the Company’s sole reporting unit) as of October 31, 2023. The Company performed a quantitative assessment using the undiscounted future cash flows expected to be generated by the use and eventual disposition of the Company’s long-lived assets group. The assessment included consideration of key factors including projected enterprise cash flows, market capitalization and the fair value of the Temasek debt. Based on the quantitative assessment, undiscounted cash flows expected to be generated by the use and eventual disposition of the Company’s long-lived assets exceeded their carrying values and therefore no impairment was recognized for the three months ended October 31, 2023.

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
3.Liquidity
The Company has incurred a net loss from operations since inception and has historically relied upon debt and equity financing to fund its operations. While the Company experienced year-over-year revenue growth in fiscal year 2022 and in the nine months ended October 31, 2023, revenue decreased year-over-year in the three months ended October 31, 2023. To the extent the Company is impacted by macroeconomic trends, or other factors, including, but not limited to, demand for our business, the Company plans to reduce fixed and variable costs accordingly and has established plans to preserve existing cash liquidity, which includes additional reductions to labor, operating expenses, and/or capital expenditures. The Company anticipates adjusting rental product spend and other investments to align with the overall growth of the business.
In September 2022, the Company announced a restructuring plan that generated annual operating expense savings of approximately $27 million (relative to the second quarter of fiscal year 2022 run rate) in the last four quarters.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
On December 1, 2023, the Company entered into a Tenth Amendment to Credit Agreement (the “Credit Facility Amendment”) to the 2022 Amended Temasek Facility (as amended by the 2023 Amendment, the “2023 Amended Temasek Facility”). The Credit Facility Amendment, among other things, (i) eliminates all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023; (ii) reduces the minimum liquidity maintenance covenant under the 2023 Amended Temasek Facility from $50 million to $30 million; and (iii) provides that the Company may not exceed mutually agreed upon quarterly and annual spend levels for inventory capital expenditures, fixed operating expenditures and marketing expenditures during fiscal year 2024 and to-be-agreed levels for fiscal years 2025 and 2026, subject to Double Helix Pte Ltd.’s consent (as administrative agent for Temasek Holdings) and certain exceptions.

As of October 31, 2023 and January 31, 2023, the Company held cash and cash equivalents of $105.9 million and $154.5 million, respectively, and long-term debt of $300.2 million and $272.5 million, respectively, with a maturity date of October 2026. In the event that the Company fails to comply with the covenants specified in the 2023 Amended Temasek Facility, the lender has the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. The Company believes that it will have sufficient liquidity from cash on-hand and future operations to sustain its business operations, satisfy the $30 million minimum liquidity maintenance covenant and comply with the maximum expenditure covenants for at least the next twelve months from the date these financial statements are issued.
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
5.Leases - Lessee Accounting

During the three months ended October 31, 2023, the Company issued a letter of intent to exercise the renewal option on the operating lease for its fulfillment center at 100 Metro Way in Secaucus, NJ, the terms of which extended the lease for an additional five years to August 31, 2029. The Company treated the extension of the lease as a lease modification as of the effective date of the letter of intent which resulted in an adjustment of $10.2 million and $10.2 million to the related lease liabilities and right-of-use assets, respectively. The Company has subsequently continued to negotiate the terms of the renewal option with the landlord. The Company did not exercise its renewal option with respect to its lease for 55 Metro Way in Secaucus, NJ, which is anticipated to expire in accordance with its terms on August 31, 2024.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
During the nine months ended October 31, 2022, the Company amended the operating lease for its corporate headquarters in Brooklyn, NY, the terms of which terminated one floor of the leased space. The partial lease termination of the corporate headquarters leased space resulted in a reduction of $10.6 million in the Company’s future minimum fixed lease obligations as of the lease modification date. The Company treated the partial lease termination amendment as a lease modification as of the effective date which resulted in an adjustment of $3.7 million and $1.4 million to the related lease liabilities and right-of-use assets, respectively. The Company recorded a gain on the partial termination of $1.8 million and a loss on surrender of the related fixed assets, primarily leasehold improvements, of $1.9 million, both of which are recorded on the condensed consolidated statements of operations within general and administrative expenses in the nine months ended October 31, 2022.
The following table summarizes the Company’s minimum fixed lease obligations under existing agreements as a lessee, excluding variable payments and short-term lease payments, as of October 31, 2023:

	Operating	Financing
Fiscal year:
2023	$2.7	$0.2
2024	10.8	0.6
2025	11.3	0.3
2026	11.4	0.1
2027	11.3	0.1
Thereafter	40.3	0.4
Total minimum lease payments	87.8	1.7
Imputed interest	(38.2)	(0.5)
Lease liabilities as of October 31, 2023	$49.6	$1.2
6.Rental Product, Net
Rental product, net consisted of the following:

	October 31,	January 31,
	2023	2023

Apparel	$175.4	$156.7
Accessories	7.2	5.9
	182.6	162.6
Less: accumulated depreciation	(78.7)	(83.9)
Rental product, net	$103.9	$78.7
Depreciation and write-offs related to rental product, including write-offs of rental products sold, was $15.5 million and $13.9 million for the three months ended October 31, 2023 and 2022, respectively, and $40.4 million and $41.0 million for the nine months ended October 31, 2023 and 2022, respectively.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
7.Long-Term Debt
Summary
The following table summarizes the Company’s long-term debt outstanding as of October 31, 2023 and January 31, 2023:

	October 31,	January 31,
	2023	2023

Temasek Facility principal outstanding	$271.6	$271.6
Add: payment-in-kind interest	40.3	17.8
Less: unamortized debt discount	(11.7)	(16.9)
Temasek Facility, net	300.2	272.5
Less: current portion of long-term debt	—	—
Total noncurrent long-term debt	$300.2	$272.5
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

The 2022 Amended Temasek Facility did not change the covenants under the 2021 Amended Temasek Facility, which require the Company to comply with specified nonfinancial covenants including, but not limited to, restrictions on the incurrence of debt, payment of dividends, making of investments, sale of assets, mergers and acquisitions, modifications of certain agreements and its fiscal year, and granting of liens. Additionally, the 2022 Amended Temasek Facility included a minimum liquidity maintenance covenant of $50 million. The 2022 Amended Temasek Facility also contains various events of default, including failure to comply with the minimum liquidity maintenance covenant, the occurrence of which could result in the acceleration of obligations for the Company. Refer to Note 15 - Subsequent Events for details of the Credit Facility Amendment in December 2023.
The Company determined that all of the embedded features of the Temasek Facility, 2021 Amended Temasek Facility, and 2022 Amended Temasek Facility were clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s condensed consolidated financial statements.
Covenants
The Company was in compliance with all applicable financial and nonfinancial covenants as of October 31, 2023.

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

The amount of unrecognized tax benefits as of October 31, 2023 and January 31, 2023 was $1.0 million and $0.9 million, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized benefits relating to the Company’s tax position is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain and a reasonable estimate of the range of gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months cannot be made at this time.
9.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	October 31,	January 31,
	2023	2023
Accrued operating and general expenses	$7.7	$6.0
Revenue share payable	5.9	5.3
Accrued payroll related expenses	3.9	4.7
Sales and other taxes	2.3	2.7
Accrued interest	1.6	5.1
Gift card liability	0.5	0.6
Accrued expenses and other current liabilities	$21.9	$24.4
10.Fair Value Measurements
As of October 31, 2023 and January 31, 2023, the carrying amounts of the Company’s cash and cash equivalents, current and noncurrent restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximated their estimated fair value due to their relatively short maturities.

The Company’s long-term debt is reported at carrying value on the Company’s condensed consolidated balance sheet. Refer to Note 7 — Long-Term Debt. The Company estimates the fair value of its long-term debt based on recently reported market transactions for similar financial instruments by companies with similar credit ratings and, as such, are classified as Level 2 within the fair value hierarchy. As of October 31, 2023, the estimated fair value of the Company’s long-term debt was $293.7 million.

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

Preferred Stock
Upon the IPO, the Company authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. No shares were issued or outstanding as of October 31, 2023.

Warrants
As of October 31, 2023 and January 31, 2023, the Company had the following outstanding warrants:

	October 31, 2023
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
The warrant for 730,000 shares of common stock issued to Double Helix (Temasek) in July 2018 with an exercise price of $27.40 per share expired unexercised during the nine months ended October 31, 2022. See Note 7 - Long-Term Debt for details of the warrants issued to Temasek in January 2023.

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
As of October 31, 2023 and January 31, 2023, all outstanding warrants were equity-classified and recorded as additional paid-in capital. Equity-classified contracts are not subsequently remeasured unless reclassification is required from equity to liability classification.

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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Amended and Restated 2021 Incentive Award Plan

The Company's Amended and Restated 2021 Incentive Award Plan (the "2021 Plan") was adopted by its board of directors and approved by stockholders in October 2021 and became effective upon the effective date of the IPO. The 2021 Plan replaced the 2019 Plan, and no further grants will be made under the 2019 Plan. The terms of equity awards granted under the 2021 Plan in the year ended January 31, 2022 were generally consistent with those granted under the 2019 Plan, as described above. RSUs granted under the 2021 Plan in the year ended January 31, 2022 generally vest over four years and do not have liquidity-based vesting conditions. RSUs granted under the 2021 Plan during the year ended January 31, 2023 and nine months ended October 31, 2023 have a shorter vesting period of one to two years. As of October 31, 2023, there were 6,151,568 shares of Class A common stock available for issuance under the 2021 Plan. There will not be any further equity grants of Class B common stock.

The grant date fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The option pricing model considers several variables and assumptions in estimating the fair value of share-based awards. Because the Company’s shares are only recently publicly traded and there is a lack of historical company-specific data available, expected term is estimated under the simplified method using the vesting and contractual terms, and expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. There were no stock options granted during the year ended January 31, 2023 or the nine months ended October 31, 2023.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Stock Options
Stock option activity during the period indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balances as of January 31, 2023	8,060,647	$7.33	6.37	$0.4
Granted	—	—
Exercised	—	—
Forfeited	(7,164,992)	7.25
Balances as of October 31, 2023	895,655	$7.95	5.11	$—
Exercisable as of October 31, 2023	795,875	$7.81	4.98	$—
As of October 31, 2023, there was $0.5 million of unrecognized compensation cost related to stock options granted that is expected to be recognized over a weighted average period of 1.6 years.

During the nine months ended October 31, 2023, the Company completed an option exchange designed to incentivize and retain employees, directors and other service providers by providing the ability to exchange outstanding stock options for RSUs representing the right to receive Class A common stock. Stock options relating to 6,627,411 shares of Class A and Class B common stock were forfeited in exchange for 2,650,930 RSUs which generally vest over two years. The Company will recognize $0.8 million of incremental stock compensation expense from the RSUs granted as a result of the option exchange which will be recognized over the two years vesting period. The Company currently uses authorized and unissued shares to satisfy the exercise of stock option awards.
RSUs
RSUs activity during the period indicated is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of January 31, 2023	5,976,121	$5.64
Granted	9,488,904	2.57
Vested/Released	(4,621,270)	4.56
Forfeited	(1,250,528)	4.66
Unvested and outstanding as of October 31, 2023	9,593,227	$3.15
As of October 31, 2023, there was $16.8 million of unrecognized compensation cost related to RSUs granted that is expected to be recognized over a weighted average period of 1.6 years. Of the total unrecognized compensation cost, $2.9 million related to RSUs granted as a result of the option exchange.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Share-Based Compensation Summary
The classification of share-based compensation for the three and nine months ended October 31, 2023 and 2022, respectively, presented within each line item of the condensed consolidated statements of operations is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Technology	$0.9	$1.5	$4.6	$4.3
Marketing	—	0.1	0.1	0.4
General and administrative	4.0	5.0	16.4	14.3
Total share-based compensation	$4.9	$6.6	$21.1	$19.0

The Company recognized $2.4 million of incremental share-based compensation expense in General and administrative expenses during the nine months ended October 31, 2023 due to equity award modifications related to the transition of the Chief Financial Officer role. There was no expense recognized during the three months ended October 31, 2023.

The Company recognized $0.4 million and $0.5 million of incremental share-based compensation expense during the three and nine months ended October 31, 2023, respectively, as a result of the option exchange discussed above.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(31.5)	$(36.1)	$(88.4)	$(112.5)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	69,296,968	64,521,433	67,608,792	64,015,444
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.56)	$(1.31)	$(1.76)

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The following potentially dilutive outstanding securities based on amounts outstanding at each period end were excluded from the computation of diluted loss per share attributable to common stockholders because including them would have been anti-dilutive:

	Nine Months Ended October 31,
	2023	2022
Stock options	895,655	8,560,354
Common stock warrants	2,631,583	631,583
RSUs	9,593,227	5,823,313
Total	13,120,465	15,015,250
14.Commitments and Contingencies
The Company had restricted cash balances for cash collateralized standby letters of credit as of October 31, 2023 and January 31, 2023 of $10.0 million and $9.1 million, respectively, primarily to satisfy security deposit requirements on its leases.

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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
15.Subsequent Events
On December 1, 2023, the Company entered into the Credit Agreement Amendment. The Credit Facility Amendment, among other things, (i) eliminates all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023; (ii) reduces the minimum liquidity maintenance covenant under the 2023 Amended Temasek Facility from $50 million to $30 million; and (iii) provides that the Company may not exceed mutually agreed upon quarterly and annual spend levels for inventory capital expenditures, fixed operating expenditures and marketing expenditures during fiscal year 2024 and to-be-agreed levels for fiscal years 2025 and 2026, subject to Double Helix Pte Ltd.’s consent (as administrative agent for Temasek Holdings) and certain exceptions.

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

Overview
We give customers ongoing access to our “unlimited closet” — with thousands of styles by hundreds of designer brands — through our Subscription offering or the ability to rent a-la-carte through our Reserve offering. We also give our subscribers and customers the ability to buy our products through our Resale offering, which offers customers pre-loved styles from our closet at a discount to retail price, up to 90% off of designer retail value. These offerings allow us to engage and serve our subscribers and customers across diverse use cases from everyday life to special occasions. We have served approximately 3 million lifetime customers across all of our offerings and we had 175,901 ending total subscribers1 (active and paused) as of October 31, 2023. The majority of our revenue is highly recurring and is generated by our subscribers. For the nine months ended October 31, 2023 and 2022, respectively, 88% and 84% of our total revenue (including Reserve and Resale revenue) was generated by subscribers while they were active or paused.
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

Debt Restructuring. On January 31, 2023, we completed an amendment to our Temasek Facility (“2022 Amended Temasek Facility”). The 2022 Amended Temasek Facility extended the maturity date of our credit facility from October 2024 to October 2026, reduced cash interest payments by over $20 million in the next two fiscal years while the total interest rate remains unchanged during this period, with subsequent increases thereafter. In connection with the 2022 Amended Temasek Facility, we also granted warrants to Temasek to purchase two million shares of Class A Common Stock at an exercise price of $5.00 per share and made other clarifications and updates. See Note 7, “Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more details.

On December 1, 2023, we entered into an amendment to our 2022 Amended Temasek Agreement (as amended by the 2023 Amendment, the “2023 Amended Temasek Agreement”). The 2023 Amended Temasek Agreement, among other things, (i) eliminates all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023; (ii) reduces the minimum liquidity maintenance covenant under the 2023 Amended Temasek Agreement from $50 million to $30 million; and (iii) provides that we may not exceed mutually agreed upon quarterly and annual spend levels for inventory capital expenditures, fixed operating expenditures and marketing expenditures during fiscal year 2024 and to-be-agreed levels for fiscal years 2025 and 2026, subject to Double Helix Pte Ltd.’s consent (as administrative agent for Temasek Holdings) and certain exceptions. The maximum expenditure amounts are consistent with our current profitability goals and anticipated spend for fiscal year 2024 and reflect lower amounts relative to fiscal year 2023 for inventory capital expenditures and fixed operating expenditures and roughly flat amounts for marketing expenditures.

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

Restructuring charges of $2.0 million for severance and related costs were recognized during the three and nine months ended October 31, 2022 and are reflected in Restructuring charges on our Unaudited Condensed Consolidated Statements of Operations. We recorded an asset impairment charge of $3.8 million during the three and nine months ended October 31, 2022 related to discontinuing a warehouse operations project in connection with the September 2022 restructuring plan, of which $3.4 million related to the write-off of fixed assets and $0.4 million related to accrued expenses. The charge is reflected in Loss on asset impairment related to restructuring on our Unaudited Condensed Consolidated Statements of Operations. There were no restructuring charges or asset impairment charges recognized during the nine months ended October 31, 2023. We may incur additional restructuring charges in the future.

The September 2022 restructuring plan has generated total annual operating expense savings of approximately $27 million (relative to the second quarter of fiscal year 2022 run rate) in the last four quarters. Approximately $16 million of the total annualized savings reflect the portion related to personnel expenses, which was substantially completed by the end of the fourth quarter of fiscal year 2022, and approximately $11 million of total annualized savings reflect the portion related to technology and general and administrative expenses.

See Note 4, “Restructuring and Related Charges” in the Notes to the Condensed Consolidated Financial Statements for more details on these charges.

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

Additional Key Fiscal Third Quarter and Recent Business Highlights:
•Made Significant Progress on Customer Inventory Experience: Over-delivered against plans to increase inventory availability for our customers, driven by the depth strategy we announced in prior quarter. Third quarter in-stock rate was 1400bps higher than the first half of fiscal year 2023 and 1200bps higher than the third quarter of fiscal year 2022, which has contributed to the highest NPS scores we have seen since pre-COVID. Retention has grown month-over-month since August.
•Launched Luxury Evening Wear: As one of many steps intended to reinvigorate our special-event rental business, today we unveiled “The Vault,” a new category of luxury evening wear styles from 20+ of the top designer brands in fashion, featuring new-to-site designers including Etro, Oscar de la Renta, Brandon Maxwell, Anna October, Giambattista Valli, Rachel Gilbert, Paris Georgia, Mara Hoffman, Zac Posen and Roland Mouret, exclusively for 4- or 8-day rentals.
•Further Improved Operating Efficiencies: Further internationalized our technology team by relocating roles from NYC to Galway, Ireland, which is expected to result in lower technology costs for the remainder of fiscal year 2023 and for fiscal year 2024. RTR is leveraging our existing strong presence and technical leadership at our Galway, Ireland EU software development hub, which was established in 2019.
•Grew Resale Business: Purchase rate, which we believe represents a significant sales and loyalty lever for customers, was up 50% in the third quarter in units sold versus prior year. Subscribers are increasingly using Rent the Runway as a “try before you buy” sales channel, where she can understand how the product fits into her life by first wearing it through her subscription.
•Drove Record Adoption of RTR Concierge Service: Our SMS-based luxury styling and support service, RTR Concierge, has reached an all-time high adoption rate with over 30% of new subscribers opting in as of the end of the third quarter. We have seen sustained retention improvements for people that use concierge across all terms of membership.

Key Operating and Financial Results. We have achieved the following operating and financial results for the three months ended October 31, 2023 and 2022, respectively:

•Revenue was $72.5 million and $77.4 million, respectively, representing a change of (6.3)% year-over-year;
•131,725 and 134,240 ending Active Subscribers2 (excluding paused subscribers), respectively, representing a change of (2)% year-over-year;
•134,646 and 129,186 Average Active Subscribers3, respectively, representing 4% growth year-over-year;
•175,901 and 176,167 ending Total Subscribers (including paused subscribers), respectively, roughly flat year-over-year;
•Gross Profit was $25.2 million and $31.8 million, respectively, representing a gross margin of 34.8% and 41.1%, respectively;
•Net Loss was $(31.5) million and $(36.1) million, respectively. Net Loss as a percentage of revenue was (43.4)% and (46.6)%, respectively. In the three months ended October 31, 2022, Net Loss included $5.8 million of restructuring and related charges; and
•Adjusted EBITDA was $3.5 million and $6.6 million, respectively, representing an Adjusted EBITDA margin of 4.8% and 8.5%, respectively.

We have achieved the following operating and financial results for the nine months ended October 31, 2023 and 2022, respectively:

•Revenue was $222.4 million and $221.0 million, respectively, representing 0.6% growth year-over-year;
•Gross Profit was $89.8 million and $86.7 million, respectively, representing a gross margin of 40.4% and 39.2%, respectively;
•Net Loss was $(88.4) million and $(112.5) million, respectively. Net Loss as a percentage of revenue was (39.7)% and (50.9)%, respectively. In the nine months ended October 31, 2022, Net Loss included $5.8 million of restructuring and related charges;
•Adjusted EBITDA was $15.7 million and $(0.4) million, respectively, representing an Adjusted EBITDA margin of 7.1% and (0.2)%, respectively;
•Net cash used in operating activities plus net cash used in investing activities was $(47.3) million and $(69.9) million, respectively;
•Net cash used in operating activities plus net cash used in investing activities as a percentage of revenue was (21.3)% and (31.6)%, respectively; and
•Cash and Cash Equivalents was $105.9 million and $176.0 million, respectively.
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

Our three product acquisition methods are strategic levers to manage our capital efficiency, profitability and product risk. Our Exclusive Designs channel uses data insights to acquire items at a lower cost, which are designed to generate higher profitability over time. Share by RTR meaningfully reduces our purchases of rental product and de-risks our investment since we pay brands primarily based on item performance. Our Share by RTR arrangements with brands target delivering 75% to 100% of comparable Wholesale cost to the brand in the first year; however there is no minimum commitment other than the upfront payment, if applicable. Nearly all Share by RTR deals consummated after September 2020 include a cap on total potential payments to the brand partner.
In fiscal year 2022, 42% of new items were acquired through Wholesale, 27% through Share by RTR and 31% through Exclusive Designs, compared to 45% Wholesale, 33% Share by RTR and 22% Exclusive Designs in fiscal year 2021. In total, approximately 58% of new items were acquired through Share by RTR and Exclusive Designs, our more capital-efficient channels in fiscal year 2022 and approximately 55% in fiscal year 2021. Both our purchasing power and the diversification into Share by RTR and Exclusive Designs have led to a decrease in rental product capital expenditures (or Purchases of Rental Product as presented in the Condensed Consolidated Statement of Cash Flows) as a percentage of revenue over time. We plan to further decrease the percentage of units acquired through Wholesale and increase the percentage of units acquired through our more capital-efficient channels over time. We expect to incur considerably lower Purchases of Rental Product in fiscal year 2024 relative to fiscal year 2023 due to fiscal year 2023 being impacted by the need to make inventory depth adjustments.

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
Subscribers and Customers

Ability to Attract and Retain Subscribers and Customers. We believe that we have a significant market opportunity to increase our base of subscribers and customers, and that our long-term growth depends in large part on our continued ability to acquire and retain subscribers and customers. We provide a flexible offering that allows our subscribers to customize their subscription as their everyday life changes, choosing to pause and reactivate their membership as needed. We have also historically seen that many subscribers who cancel their subscription will return and resubscribe when membership again makes sense for their everyday life. Our strategies in fiscal year 2023 are focused on investing in and improving the customer experience to drive growth, including improving rental product in-stock levels, which we believe impacted subscriber growth in the second and third quarters of fiscal year 2023. Our data indicate that newer subscribers were most negatively impacted by lower rental product in-stock levels. We have begun to implement plans designed to address these lower in-stock levels through higher levels of rental product depth per style in future rental product purchases. We have seen an improvement to retention in the third quarter of fiscal year 2023 and expect these changes to have an even greater positive impact during fiscal year 2024. We believe that improving retention in the first 90 days of a subscription, which is when the majority of subscriber churn typically occurs, can increase loyalty and subscriber growth. Further, in the second quarter of fiscal year 2023, we experimented with changes to our initial promotion prices for Subscription, which impacted subscriber acquisition. We further reduced promotions in the third quarter of fiscal year 2023, as we believe that being less promotional going forward will have improved effects on retention and the overall health of the business over the longer-term and enable us to invest these resources into the customer experience. We expect our promotional activities to be below historical averages in the near to medium term, which is anticipated to reduce subscriber acquisition in the near term; however, depending on market conditions and other factors, we will likely conduct additional experiments and may make changes to our promotions strategy in the future, which could impact subscriber acquisition.

Brands and Products
Ability to Acquire, Manage and Monetize Products Efficiently. Our ability to deliver an elevated experience for our subscribers and customers that keeps them loyal to RTR depends on us having the right assortment. For example, in fiscal year 2023 we are focused on enhancing the availability of the items on our site and increasing the depth of our buys (i.e., purchasing more units of particular styles). Due to our deep partnerships with brands, flexibility in our buying timelines and ability to react to advantageous retail purchasing environments, we can acquire products directly from brands in multiple cost effective ways. Additionally, during the third quarter of fiscal year 2022, we launched a pilot to sell our brand new Exclusive Design products wholesale to a third party retailer, which we believe highlights the potential of the RTR platform and our data and consumer appeal. Our expertise in reverse logistics and garment restoration also provides us with the ability to monetize our products effectively over their useful life. Diversifying our product acquisition away from 100% Wholesale has driven higher overall product return on investment and reduced the capital needs of the business. In fiscal year 2022, approximately 58% of new items were acquired through our more capital efficient non-Wholesale channels, compared to 55% in fiscal year 2021. We plan to further increase the percentage of units acquired through Exclusive Designs and Share by RTR in fiscal year 2023. We continuously evaluate our product acquisition mix to maximize our strategic priorities.
Purchases of rental product includes the cost of wholesale products acquired in the period and other ancillary costs such as freight, where applicable. Many factors impact the purchases of rental product including our acquisition mix strategy, the proportion of subscribers to total customers, timing of when those subscribers are acquired, the formality of styles, brand assortment, opportunities in the market and timing of when the rental product is received and paid for. Purchases of rental product as a percentage of revenue in fiscal year 2022 was 21% as compared to 15% in fiscal year 2021. We anticipate this percentage to increase in fiscal year 2023 compared with fiscal year 2022 due to lower sales projections, the reallocation of marketing dollars to rental product purchases and opportunistic purchases of attractively priced product beginning in the first quarter of fiscal year 2023. Due to seasonality factors, we track our progress on purchases of rental product as a percentage of revenue on a full year basis, as quarterly expenditures are not necessarily reflective of full year trends.

Ability to Achieve Leverage in our Cost Structure. Improving operational efficiency of our platform is imperative to increasing profitability. We expect certain of our operating costs to increase as order volume increases and as we make investments to grow subscribers and revenue and to enhance the customer experience. In September 2022, we announced a restructuring plan that reduced operating expenses by approximately $27 million in the last four quarters compared to the annualized run rate for the second quarter of fiscal year 2022. Though we anticipate quarterly fluctuations in operating leverage, with these reductions and continuous improvements to our cost structure, we expect our fixed costs to decrease as a percentage of total revenue in fiscal year 2023, and over time we anticipate that our operating costs will grow more slowly than our total revenue on an annual basis.

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

Seasonality
We experience seasonality in our business, which has been impacted and may in the future change due to the effects of COVID-19, the macro environment, and business decisions. For our Subscription rentals, we typically acquire the highest number of subscribers in March through May and September through November, as these are the times customers naturally think about changing over their wardrobes. We generally see a higher rate of subscribers pause in the summer, and in mid-December through the end of January. In the third and fourth fiscal quarters, our Reserve business historically (prior to COVID-19) benefited from increased wedding and holiday events but this seasonality has varied since the onset of COVID-19. In fiscal year 2022, we believe that a price increase of our Subscription programs in April 2022 affected traditional seasonal patterns. In fiscal year 2023, changes in rental product in-stock levels and changes to promotional prices also disrupted typical seasonality. Given continued business changes, our future seasonality may not resemble historical trends.

We also experience seasonality in the timing of expenses and capital outlays. Transportation expense, and therefore fulfillment cost, is typically highest in the fourth fiscal quarter, given typical timing of carrier rate increases, higher service levels, such as more costly and expedited shipping, and competition during holidays. However we expect transportation expenses per shipment in the fourth quarter of fiscal year 2023 to be roughly flat with the third quarter of fiscal year 2023 due to more favorable contract terms. Our most significant product capital expenditures typically occur in the first fiscal quarter and the third fiscal quarter, when we acquire product for the upcoming fall and spring seasons. However, the impact on cash is historically dependent on timing of receipt of product.
Impact of Macro and Consumer Environment on Our Business

There remains significant uncertainty in the current macroeconomic and consumer environment, driven by several factors, including inflationary pressures, higher interest rates, potential risk of recession, ongoing industry-wide supply chain issues, instability in the financial system, the wars in Ukraine and the Middle East and COVID-19. These factors have impacted, and are expected to continue to impact, consumer discretionary spending and purchasing behavior, price sensitivity, wage rates, transportation costs, and other costs associated with our business.

We continue to review and learn how changes in customer behavior post the COVID-19 pandemic may impact our business and demand, particularly in a challenging macro environment. We believe that Active Subscriber levels have been impacted by seasonal changes in consumer behavior and macro factors, such as higher levels of remote work and evolving demand for work wear, inflationary pressures and sensitivity to increased pricing, or other factors, and may continue to be impacted by these factors in the future.

We continue to take actions to adjust to the changing business environment and related inflationary pressure. For example, in light of potential pricing sensitivity in the current macro-economic environment, we are focused on investing in our customer and delivering even more value to her, and emphasizing the value proposition of our offering in our marketing materials. In addition, we increased wage rates throughout fiscal year 2022 and during the first quarter of fiscal year 2023 to attract and retain talent at our fulfillment centers and we expect to continue to be impacted by rising labor costs in the future. We also expect transportation costs to decrease in fiscal year 2023 due to transportation efficiencies and the impact of our new transportation contract with a major national carrier, effective in September 2023. While we expect to be able to reduce transportation costs in fiscal year 2023, we plan to continue to mitigate longer-term rising costs by seeking to optimize shipping methods and improve contractual and pricing terms. Although we continue to face a challenging environment, we plan to invest in our customers, manage our staffing and further leverage our transportation partners to help to drive growth and efficiencies in our business.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	($ in millions)		($ in millions)
Active Subscribers	131,725	134,240	131,725	134,240
Average Active Subscribers	134,646	129,186	134,646	129,186
Gross Profit	$25.2	$31.8	$89.8	$86.7
Adjusted EBITDA (1)	$3.5	$6.6	$15.7	$(0.4)
__________
(1)Adjusted EBITDA is a non-GAAP financial measure; for a reconciliation to the most directly comparable U.S. GAAP financial measure, net loss, and why we consider Adjusted EBITDA to be a useful metric, see “—Non-GAAP Financial Metrics” below.
Active Subscribers: Active Subscribers represents the number of subscribers with an active membership as of the last day of any given period and excludes paused subscribers. As of October 31, 2023, we had 131,725 Active Subscribers, a change of (2)% year-over-year. Our Active Subscribers decreased year-over-year, primarily due to the impact of lower rental product in-stock levels, changes in our promotional strategy and lower marketing spend.

Average Active Subscribers: Average Active Subscribers represents the mean of the beginning of quarter and end of quarter Active Subscribers for a quarterly period; and for other periods, represents the mean of the Average Active Subscribers of every quarter within that period. As of October 31, 2023, we had 134,646 Average Active Subscribers, up from 129,186 as of October 31, 2022, or a 4% increase year-over-year.

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

Gross Profit was $25.2 million for the three months ended October 31, 2023 compared to $31.8 million for the three months ended October 31, 2022 representing Gross Margins of 34.8% and 41.1%, respectively. Gross Profit was $89.8 million for the nine months ended October 31, 2023 compared to $86.7 million for the nine months ended October 31, 2022 representing Gross Margins of 40.4% and 39.2%, respectively. The decrease in Gross Profit and Gross Margin for the three months ended October 31, 2023 was driven by higher rental product depreciation and revenue share costs as a percentage of sales. Fulfillment costs as a percentage of revenue remained consistent compared to the prior year.

Gross Profit for the nine months ended October 31, 2023 increased due to the impact of the April 2022 price increase and efficiencies in fulfillment costs. Gross Margin increased for the nine months ended October 31, 2023 due to lower fulfillment costs as a percentage of sales, partially offset by higher rental product depreciation and revenue share costs as a percentage of sales. We expect Gross Margin to be lower in fiscal year 2023 compared to fiscal year 2022 due to higher rental product depreciation and revenue share costs as a percentage of sales. We will seek to continue to drive fulfillment and operational efficiency gains over time and strategically evolve our mix of revenue and product acquisition to offset cost increases and/or higher units processed per shipment.

Adjusted EBITDA and Adjusted EBITDA Margin: We define Adjusted EBITDA as net loss, adjusted to exclude interest expense, rental product depreciation, other depreciation and amortization, share-based compensation expense, write-off of liquidated rental product assets, certain non-recurring or one-time costs (see below footnotes to the reconciliation table), non-ordinary course legal expenses, restructuring charges, loss on asset impairment related to restructuring, income tax (benefit) expense, other income and expense, and other gains / losses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue, net for a period. Adjusted EBITDA was $3.5 million for the three months ended October 31, 2023 compared to $6.6 million for the three months ended October 31, 2022, representing margins of 4.8% and 8.5%, respectively. Adjusted EBITDA decreased for the three months ended October 31, 2023 as the prior year benefited from a $4.6 million contribution to Adjusted EBITDA from sales of Exclusive Designs inventory to a third party retailer as part of a pilot program and from the launch of a new liquidation partnership. These declines were partly offset by the impact of the September 2022 restructuring plan. Adjusted EBITDA was $15.7 million for the nine months ended October 31, 2023 compared to $(0.4) million for the nine months ended October 31, 2022, representing margins of 7.1% and (0.2)%, respectively. Adjusted EBITDA Margin significantly improved for the nine months ended October 31, 2023 due to the improvement in Gross Profit and Gross Margin, impact of the restructuring plan, and improved operating leverage across technology, marketing and general and administrative expenses even with additional strategic investments.

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
Our total revenue, net consists of Subscription and Reserve rental revenue and Other revenue. Total revenue is presented net of promotional discounts, credits and refunds and taxes. In fiscal year 2022, our revenue growth rate benefited from COVID recovery and the April 2022 price increase compared to fiscal year 2021. We anticipate our total revenue growth rate to be roughly flat year-over-year due to an anticipated lower growth rate of Average Active Subscribers in fiscal year 2023 relative to fiscal year 2022 and in part due to an anticipated decrease in Reserve revenue in fiscal year 2023 compared to fiscal year 2022.
Subscription and Reserve Rental Revenue.    We generate Subscription and Reserve rental revenue from subscription and Reserve rental fees. We recognize subscription fees ratably over the subscription period, commencing on the date the subscriber enrolls in a subscription program. These fees are collected upon enrollment and any revenue from an unrecognized portion of the subscription period is deferred to the following fiscal period. We announced a price increase in April 2022 for our subscription plans, which has since increased revenue per subscriber. We recognize Reserve fees over the rental period, which starts on the date of delivery of the product to the customer. Reserve orders can be placed up to two months prior to the rental start date (reduced from four months prior to the rental start date beginning in October 2023) and the customer’s payment form is charged upon order confirmation. We defer recognizing the rental fees and any related promotions for Reserve rentals until the date of delivery, and then recognize those fees evenly over the four- or eight-day rental period.

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
Costs and Expenses

Fulfillment.    Fulfillment expenses consist of all costs to receive, process and fulfill customer orders. This primarily includes shipping costs to/from customers and personnel and related costs, which include salaries and bonuses, and employee benefit costs. Personnel and related costs are related to processing inbound and outbound customer orders, cleaning, restoring and repairing items received from customers, tracking and managing items within our fulfillment center network and ingesting new items received from brands. Fulfillment expenses also include costs of packing materials, cleaning supplies, and other fulfillment-related expenses. We expect fulfillment costs to increase as order volume increases. In fiscal year 2022 costs to ship orders increased due to increasing prices in the transportation market. Fulfillment expense may fluctuate due to various factors including commercial terms and market trends. Fulfillment expense may also increase due to competitive pressures in the labor market which could lead to continued higher wage rates. We increased warehouse wage rates during fiscal year 2022 and during the first quarter of fiscal year 2023 and expect to continue to be impacted by rising wage rates in the future. During the first three quarters of fiscal year 2023, we realized efficiencies that offset fulfillment cost increases. For fiscal year 2023, we expect to offset fulfillment expense increases with transportation efficiencies and the impact of our new transportation contract. We expect to continue to invest in automation, other process improvements to support and drive efficiencies in our operations and negotiate better pricing where possible. To the extent we are successful in becoming more efficient in fulfilling orders, and at a magnitude that is able to offset long-term increases in shipping costs, wage rates and cleaning/packing supply price increases, we would expect these expenses to decrease as a percentage of total revenue over the longer term.
Technology.    Technology expenses consist of personnel and related costs for employees engaged in software development and engineering, quality assurance, product, customer experience, data science, analytics and information technology-related efforts, net of personnel costs associated with capitalized software. Technology expenses also include professional services, third-party hosting expenses, website monitoring costs, and software and license fees. We expect these expenses to decrease in dollars and as a percentage of total revenue in fiscal year 2023 compared to fiscal year 2022 as a result of our September 2022 restructuring plan and our continued focus on managing costs. . In addition, we expect to incur lower fixed cost operating expenses in fiscal year 2024 relative to fiscal year 2023; however, over the long term, these expenses may increase as we continue to improve the customer and subscriber experience and invest in our technology stack and infrastructure to support overall growth in our business. While these expenses may vary from period to period as a percentage of total revenue, we expect them to decrease as a percentage of total revenue over the longer term.

Marketing.    Marketing expenses include online and mobile marketing, search engine optimization and email costs, marketing personnel and related costs, agency fees, brand marketing, printed collateral, consumer research, and other related costs. Marketing expenses unrelated to personnel costs may increase if we increase marketing spend to drive the growth of our business and increase our brand awareness. Marketing expenses in the third quarter of fiscal year 2023 decreased as compared to the prior year, which we expect to continue into the fourth quarter of fiscal year 2023 as we reallocate a portion of our budgeted marketing expenses to rental product purchases, which is anticipated to continue to reduce subscriber acquisition in the near term. We expect our marketing spend to be roughly flat in fiscal year 2024 as compared to fiscal year 2023. The trend and timing of our marketing expenses will depend in part on the timing of marketing campaigns.

General and Administrative.    General and administrative (“G&A”) expenses consist of all other personnel and related costs for customer service, finance, tax, legal, human resources, fashion and photography and fixed operations costs. General and administrative expenses also includes occupancy costs (including warehouse-related), professional services, credit card fees, general corporate and warehouse expenses, other administrative costs, and gains and losses associated with asset disposals and operating lease terminations. In fiscal year 2023, we expect these expenses to decrease significantly in dollars and as a percentage of total revenue compared to fiscal year 2022 as a result of our September 2022 restructuring plan. In addition, we expect to incur lower fixed cost operating expenses in fiscal year 2024 relative to fiscal year 2023; however, over the longer term, we expect these expenses to increase as we grow our infrastructure to support the overall growth of the business. Rent expense and other facilities-related costs may increase in the future due to inflation or to support overall business growth and fulfillment efficiencies. While these expenses may vary from period to period as a percentage of total revenue, we expect them to decrease as a percentage of total revenue over the longer term.
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

Interest Income / (Expense). Interest income / (expense) consists primarily of accrued paid-in-kind interest, cash and cash equivalents interest and debt issuance cost amortization associated with our 2023 Amended Temasek Facility going forward. The 2023 Amended Temasek Facility eliminates all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023.

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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in millions)		(in millions)
Revenue:
Subscription and Reserve rental revenue	$64.7	$68.8	$199.5	$200.2
Other revenue	7.8	8.6	22.9	20.8
Total revenue, net	72.5	77.4	222.4	221.0
Costs and expenses:
Fulfillment	21.5	23.2	65.9	69.5
Technology	12.1	14.1	38.1	42.6
Marketing	7.1	9.7	24.6	27.4
General and administrative	24.4	25.3	76.8	84.1
Rental product depreciation and revenue share	25.8	22.4	66.7	64.8
Other depreciation and amortization	3.5	3.9	11.0	12.6
Restructuring charges	—	2.0	—	2.0
Loss on asset impairment related to restructuring	—	3.8	—	3.8
Total costs and expenses	94.4	104.4	283.1	306.8
Operating loss	(21.9)	(27.0)	(60.7)	(85.8)
Interest income / (expense), net	(10.0)	(9.3)	(28.3)	(28.2)
Other income / (expense), net	0.2	0.1	0.3	1.4
Net loss before income tax benefit / (expense)	(31.7)	(36.2)	(88.7)	(112.6)
Income tax benefit / (expense)	0.2	0.1	0.3	0.1
Net loss	$(31.5)	$(36.1)	$(88.4)	$(112.5)
Comparison of the three months ended October 31, 2023 and 2022
Total Revenue, Net.    Total revenue, net was $72.5 million for the three months ended October 31, 2023, a decrease of $(4.9) million, or (6.3)%, compared to $77.4 million for the three months ended October 31, 2022. This decrease was primarily driven by lower revenue per subscriber, lower reserve revenue and lower other revenue which was offset by higher Average Active Subscribers and an increase in units purchased per subscriber.
Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $64.7 million for the three months ended October 31, 2023, a decrease of $(4.1) million, or (6.0)%, compared to $68.8 million for the three months ended October 31, 2022. This decrease was driven by lower revenue per subscriber which was driven by changes in subscription program mix and lower add-on rates. The decrease was also driven by lower reserve revenue and was partially offset by higher Average Active Subscribers.
Other Revenue.    Other revenue was $7.8 million for the three months ended October 31, 2023, a decrease of $(0.8) million, or (9.3)%, compared to $8.6 million for the three months ended October 31, 2022. The prior year period benefited from $1.6 million of other revenue related to our pilot to sell brand new Exclusive Design products wholesale to a third party retailer. This decrease was offset by an increase in total items sold as well as an increase in Average Active Subscribers and the items purchased per subscriber. Other revenue represented 10.8% of total revenue, down from 11.1% in the same period last year.

Costs and Expenses.    Total costs and expenses were $94.4 million for the three months ended October 31, 2023, a decrease of $(10.0) million, or (9.6)%, compared to $104.4 million for the three months ended October 31, 2022. This decrease was primarily driven by cost savings from the September 2022 restructuring plan which reduced costs compared to the same period last year.
Fulfillment.    Fulfillment expenses were $21.5 million for the three months ended October 31, 2023, a decrease of $(1.7) million, or (7.3)%, representing 29.7% of revenue, compared to $23.2 million for the three months ended October 31, 2022, representing 30.0% of revenue. The decrease in fulfillment dollars and as a percentage of revenue was primarily driven by transportation and processing cost efficiencies and subscriber program mix that offset an increase in units per shipment due to the 5 item plan.
Technology.    Technology expenses were $12.1 million for the three months ended October 31, 2023, a decrease of $(2.0) million, or (14.2)%, compared to $14.1 million for the three months ended October 31, 2022. This decrease was driven by cost savings from the September 2022 restructuring plan. We were able to realize these benefits while supporting growth initiatives including enhanced search, fit and discovery experience for the consumer. Technology expenses were 16.7% of revenue for the three months ended October 31, 2023 compared to 18.2% last year as we saw increased operating leverage despite lower revenue. Technology related share-based compensation expense was $0.9 million for the three months ended October 31, 2023 and was $1.5 million for the same period last year.
Marketing.    Marketing expenses were $7.1 million for the three months ended October 31, 2023, a decrease of $(2.6) million, or (26.8)%, compared to $9.7 million for the three months ended October 31, 2022. This decrease was driven by timing of marketing spend to support customer initiatives and by the reallocation of our budgeted marketing expenses to rental product purchases in the third quarter of fiscal year 2023. Marketing expenses unrelated to personnel costs were $6.5 million in the three months ended October 31, 2023 and 9.0% of revenue, compared to $8.7 million and 11.2% of total revenue last year.

General and Administrative.    General and administrative (“G&A”) expenses were $24.4 million for the three months ended October 31, 2023, a decrease of $(0.9) million, or (3.6)%, compared to $25.3 million for the three months ended October 31, 2022. This decrease was driven by cost savings from the September 2022 restructuring plan. We recognized proceeds from a new liquidation partnership which positively impacted G&A expenses by $2.3 million in the third quarter of fiscal year 2022. G&A expenses as a percentage of revenue were 33.7% compared to 32.7% last year as we had less operating leverage over lower revenue despite a lower cost base post-restructuring. G&A related share-based compensation expense was $4.0 million for the three months ended October 31, 2023 and was $5.0 million for the three months ended October 31, 2022. We generally expect G&A expenses to decrease in fiscal year 2023, compared with fiscal year 2022, as a result of the aforementioned restructuring; however, share-based compensation expense is expected to increase in fiscal year 2023 due to equity award modifications related to the transition of the Chief Financial Officer role.
Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $25.8 million for the three months ended October 31, 2023, an increase of $3.4 million, or 15.2%, compared to $22.4 million for the three months ended October 31, 2022. Rental product depreciation and revenue share was 35.6% of revenue in the three months ended October 31, 2023, up from 28.9% in the same period last year due to higher rental product depreciation and revenue share costs as a percentage of sales.
Other Depreciation and Amortization.    Other depreciation and amortization was $3.5 million for the three months ended October 31, 2023, a decrease of $(0.4) million, or (10.3)%, compared to $3.9 million for the three months ended October 31, 2022. This decrease was primarily driven by lower depreciation and amortization associated with capitalized technology labor offset by higher depreciation associated with reusable packaging.
Restructuring Charges. Restructuring charges were $2.0 million for the three months ended October 31, 2022 for severance and related costs in connection with the September 2022 restructuring plan.
Loss on Asset Impairment Related to Restructuring. Loss on asset impairment related to restructuring was $3.8 million for the three months ended October 31, 2022 and consisted of an asset impairment charge related to discontinuing a warehouse operations project in connection with the September 2022 restructuring plan.

Interest Income / (Expense), Net.    Interest expense, net was $(10.0) million for the three months ended October 31, 2023, an increase in expense of $0.7 million, or 7.5%, compared to $(9.3) million for the three months ended October 31, 2022. This increase was driven by higher paid-in-kind (“PIK”) interest from the 2022 Amended Temasek Facility, offset by lower cash interest as a result of the 2022 Amended Temasek Facility and higher cash interest earned. Of the $10.0 million total interest expense in the three months ended October 31, 2023, $7.8 million was the accrual of PIK interest, $0.4 million was the net of cash interest, interest earned and financing lease interest and other interest and $1.8 million was debt discount amortization, compared to $3.6 million of PIK interest, $4.5 million of net cash interest, interest earned and financing lease interest and $1.2 million of debt discount amortization in the three months ended October 31, 2022.

Other Income / (Expense), Net. Other income / (expense) was $0.2 million for the three months ended October 31, 2023, an increase of $0.1 million, compared to $0.1 million for the three months ended October 31, 2022.
Comparison of the nine months ended October 31, 2023 and 2022
Total Revenue, Net.    Total revenue, net was $222.4 million for the nine months ended October 31, 2023, an increase of $1.4 million, or 0.6%, compared to $221.0 million for the nine months ended October 31, 2022. This increase was primarily driven by the increase in Average Active Subscribers and units purchased per subscriber.
Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $199.5 million for the nine months ended October 31, 2023, a decrease of $(0.7) million, or (0.3)%, compared to $200.2 million for the nine months ended October 31, 2022. This decrease was driven by lower reserve revenue and lower add-on rates, and was partially offset by an increase in Average Active Subscribers compared to the same period last year.
Other Revenue.    Other revenue was $22.9 million for the nine months ended October 31, 2023, a increase of $2.1 million, or 10.1%, compared to $20.8 million for the nine months ended October 31, 2022. This increase was primarily driven by an increase in Average Active Subscribers and the items purchased per subscriber. Other revenue represented 10.3% of total revenue, up from 9.4% in the same period last year. During the nine months ended October 31, 2022 we also recognized $1.6 million of revenue from a pilot to sell our brand new Exclusive Design products wholesale to a third party retailer.
Costs and Expenses.    Total costs and expenses were $283.1 million for the nine months ended October 31, 2023, a decrease of $(23.7) million, or (7.7)%, compared to $306.8 million for the nine months ended October 31, 2022. This decrease was primarily driven by cost savings from the September 2022 restructuring plan which reduced costs compared to the same period last year.
Fulfillment.    Fulfillment expenses were $65.9 million for the nine months ended October 31, 2023, a decrease of $(3.6) million, or (5.2)%, representing 29.6% of revenue, compared to $69.5 million for the nine months ended October 31, 2022, representing 31.4% of revenue. The decrease in fulfillment dollars and as a percentage of revenue was primarily driven by transportation and processing cost efficiencies and higher revenue per shipment that offset an increase in units per shipment due to the 5 item plan.
Technology.    Technology expenses were $38.1 million for the nine months ended October 31, 2023, a decrease of $(4.5) million, or (10.6)%, compared to $42.6 million for the nine months ended October 31, 2022. This decrease was driven by cost savings from the September 2022 restructuring plan. We were able to realize these benefits while supporting growth initiatives including enhanced search, fit and discovery experience for the consumer. Technology expenses were 17.1% of revenue for the nine months ended October 31, 2023 compared to 19.3% for the same period last year as we saw increased operating leverage with higher revenue and a lower cost base post-restructuring. Technology related share-based compensation expense was $4.6 million for the nine months ended October 31, 2023 and was $4.3 million for the same period last year.

Marketing.    Marketing expenses were $24.6 million for the nine months ended October 31, 2023, a decrease of $(2.8) million, or (10.2)%, compared to $27.4 million for the nine months ended October 31, 2022. This decrease was driven by timing of marketing spend to support customer initiatives and by the reallocation of our budgeted marketing expenses to rental product purchases in the third quarter of fiscal year 2023. Marketing expenses unrelated to personnel costs were $22.5 million in the nine months ended October 31, 2023 and 10.1% of revenue, compared to $23.9 million and 10.8% of total revenue for the same period last year.

General and Administrative.    General and administrative (“G&A”) expenses were $76.8 million for the nine months ended October 31, 2023, a decrease of $(7.3) million, or (8.7)%, compared to $84.1 million for the nine months ended October 31, 2022. This decrease was driven by cost savings from the September 2022 restructuring plan. We recognized proceeds from a new liquidation partnership which positively impacted G&A expenses by $2.3 million in the third quarter of fiscal year 2022. G&A expenses as a percentage of revenue were 34.5% compared to 38.1% last year as we saw increased operating leverage with higher revenue and a lower cost base post-restructuring. G&A related share-based compensation expense was $16.4 million for the nine months ended October 31, 2023 and was $14.3 million for the nine months ended October 31, 2022. The increase was primarily due to incremental share-based compensation expense due to equity award modifications related to the transition of the Chief Financial Officer role. We generally expect G&A expenses to decrease in fiscal year 2023, compared with fiscal year 2022, as a result of the aforementioned restructuring; however, share-based compensation expense is expected to increase in fiscal year 2023 due to equity award modifications related to the transition of the Chief Financial Officer role.
Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $66.7 million for the nine months ended October 31, 2023, an increase of $1.9 million, or 2.9%, compared to $64.8 million for the nine months ended October 31, 2022. The increase was primarily driven by an increase in revenue share. Rental product depreciation and revenue share was 30.0% of revenue in the nine months ended October 31, 2023, up from 29.3% in the same period last year primarily due to an increase in revenue share due to more Share by RTR units acquired.
Other Depreciation and Amortization.    Other depreciation and amortization was $11.0 million for the nine months ended October 31, 2023, a decrease of $(1.6) million, or (12.7)%, compared to $12.6 million for the nine months ended October 31, 2022. This decrease was primarily driven by lower depreciation and amortization associated with capitalized technology labor, computers, equipment and software.
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

Interest Income / (Expense), Net.    Interest expense, net was $(28.3) million for the nine months ended October 31, 2023, an increase in expense of $0.1 million, or 0.4%, compared to $(28.2) million for the nine months ended October 31, 2022. This increase was driven by higher paid-in-kind (“PIK”) and lower cash interest from the 2022 Amended Temasek Facility, partially offset by higher cash interest earned. Of the $28.3 million total interest expense in the nine months ended October 31, 2023, $22.5 million was the accrual of PIK interest, $0.6 million was the net of cash interest, interest earned and financing lease interest and other interest and $5.2 million was debt discount amortization, compared to $10.6 million of PIK interest, $14.4 million of cash interest, financing lease interest and other interest and $3.2 million of debt discount amortization in the nine months ended October 31, 2022.

Other Income / (Expense), Net. Other income / (expense) was $0.3 million for the nine months ended October 31, 2023, a decrease of $(1.1) million, compared to $1.4 million for the nine months ended October 31, 2022. This decrease was primarily driven by $1.4 million of monetization of tax credits during the nine months ended October 31, 2022.

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

Adjusted EBITDA and Adjusted EBITDA Margin.    Adjusted EBITDA and Adjusted EBITDA Margin are key performance measures used by management to assess our operating performance and the operating leverage of our business prior to capital expenditures. Adjusted EBITDA was $3.5 million for the three months ended October 31, 2023 compared to $6.6 million for the three months ended October 31, 2022, representing margins of 4.8% and 8.5%, respectively. Adjusted EBITDA decreased for the three months ended October 31, 2023 as the prior year benefited from a $4.6 million contribution to Adjusted EBITDA from sales of Exclusive Designs inventory to a third party retailer as part of a pilot program and from the launch of a new liquidation partnership. These declines were partly offset by the impact of the September 2022 restructuring plan. Adjusted EBITDA was $15.7 million for the nine months ended October 31, 2023 compared to $(0.4) million for the nine months ended October 31, 2022, representing margins of 7.1% and (0.2)%, respectively. Adjusted EBITDA Margin significantly improved for the nine months ended October 31, 2023 due to the improvement in Gross Profit and Gross Margin, impact of the restructuring plan, and improved operating leverage across technology, marketing and general and administrative expenses even with additional strategic investments.
The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2023		2022		2023		2022
	(in millions)				(in millions)
Net loss	$(31.5)		$(36.1)		$(88.4)		$(112.5)
Interest (income) / expense, net (1)	10.0		9.3		28.3		28.2
Rental product depreciation	15.5		13.9		40.4		41.0
Other depreciation and amortization (2)	3.5		3.9		11.0		12.6
Share-based compensation (3)	4.9		6.6		21.1		19.0
Write-off of liquidated assets (4)	0.9		2.5		2.6		4.9
Non-recurring adjustments (5)	0.1		0.3		0.6		1.3
Non-ordinary course legal fees (6)	0.2		—		0.2		—
Restructuring charges (7)	—	—	2.0	—	—	—	2.0
Loss on asset impairment related to restructuring (8)	—		3.8		—		3.8
Income tax (benefit) / expense	(0.2)		(0.1)		(0.3)		(0.1)
Other (income) / expense, net (9)	(0.2)		(0.1)		(0.3)		(1.4)
Other (gains) / losses (10)	0.3		0.6		0.5		0.8
Adjusted EBITDA	$3.5		$6.6		$15.7		$(0.4)
Adjusted EBITDA Margin (11)	4.8%		8.5%		7.1%		(0.2)%

__________
(1)Includes debt discount amortization of $1.8 million in the three months ended October 31, 2023, $1.2 million in the three months ended October 31, 2022, $5.2 million in the nine months ended October 31, 2023 and $3.2 million in the nine months ended October 31, 2022.
(2)Reflects non-rental product depreciation and capitalized software amortization.
(3)Reflects the non-cash expense for share-based compensation.
(4)Reflects the write-off of the remaining book value of liquidated rental product that had previously been held for sale.
(5)Non-recurring adjustments for the three months ended October 31, 2023 includes $0.1 million of costs primarily related to the option exchange and the three months ended October 31, 2022 includes $0.3 million of costs related to public company SOX readiness. Non-recurring adjustments for the nine months ended October 31, 2023 includes $0.6 million of costs primarily related to the option exchange and for the nine months ended October 31, 2022 includes $1.3 million of costs related to public company SOX readiness.
(6)Non-ordinary course legal fees for the three and nine months ended October 31, 2023 includes $0.2 million of costs related to a class action lawsuit.
(7)Reflects restructuring charges primarily related to severance and related costs in connection with the September 2022 restructuring plan.
(8)Reflects the asset impairment charge related to discontinuing a warehouse operations project in connection with the September 2022 restructuring plan.
(9)Primarily includes $1.4 million of monetized tax credits for the nine months ended October 31, 2022.
(10)Includes gains / losses recognized in relation to foreign exchange, operating lease terminations and the related surrender of fixed assets (see “Note 5 - Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements).
(11)Adjusted EBITDA Margin calculated as Adjusted EBITDA as a percentage of revenue.

Liquidity and Capital Resources
Since our founding, we have financed our operations primarily from net proceeds from the sale of redeemable preferred stock, common stock and debt financings. As of October 31, 2023, we had cash and cash equivalents of $105.9 million and restricted cash of $10.0 million ($4.8 million current and $5.2 million noncurrent), and an accumulated deficit of $(1,028.3) million.

On October 29, 2021, we closed our IPO, in which we issued and sold 17,000,000 shares at a public offering price of $21.00 per share. We received net proceeds of $327.3 million after deducting underwriting discounts and commissions and offering expenses.

Concurrent with our IPO, we paid down our senior secured term loan of $80.7 million (including accrued interest) with Ares Corporate Opportunities Fund V, L.P. in full and $60.0 million of our Temasek Facility and refinanced the remaining Temasek Facility, resulting in a total debt repayment of $140.7 million. In January 2023, we entered into the 2022 Amended Temasek Facility. The 2022 Amended Temasek Facility extended the maturity date from October 2024 to October 2026, reduced cash interest payments by over $20 million in cash in the next two fiscal years while the total interest rate remains unchanged during this period, with subsequent increases thereafter. In connection with the 2022 Amended Temasek Facility, we also granted warrants to purchase two million shares of Class A Common Stock at an exercise price of $5.00 per share, along with other clarifications and updates. Our total indebtedness as of October 31, 2023 was $300.2 million. For a description of the terms of our current and prior credit agreements, see “Note 7 – Long-Term Debt” and “Note 15 – Subsequent Events” in the Notes to the Condensed Consolidated Financial Statements.

We expect that operating losses and negative cash flows from operations plus cash flows used in investing could continue in the future as we continue to acquire products and invest in our business initiatives. However, we anticipate making further reductions to our fixed and variable costs to support our profitability goals in fiscal year 2023 and 2024. We believe our existing cash and cash equivalents, and cash generated from our operations, will be sufficient to sustain our business operations, to satisfy our debt service obligations and to comply with our $30 million minimum liquidity maintenance covenant for at least the next twelve months from the date the accompanying financial statements included elsewhere in this Quarterly Report are issued. As noted above, our 2023 Amended Temasek Facility eliminates all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023. In September 2022, we announced a restructuring plan to reduce costs, streamline our organizational structure and drive operational efficiencies, which generated annual operating expense savings of approximately $27 million (relative to the second quarter of fiscal year 2022 run rate) in the last four quarters.

Our future capital requirements will depend on many factors, including, but not limited to, demand for our business, rental product spend and the timing of investments in technology and personnel to support the overall growth of our business. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements and service our debt obligations or if we fail to comply with the covenants specified in the 2023 Amended Temasek Facility, inclusive of the $30 million minimum liquidity maintenance covenant, we may be required to seek additional capital or restructure or refinance our indebtedness. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital which could negatively affect our liquidity in the future. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. If this occurs, our repayment obligations under the 2023 Amended Temasek Facility may be accelerated and we may be unable to meet such obligations. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2023	2022
	(in millions)
Net cash (used in) provided by operating activities	$(7.7)	$(39.4)
Net cash (used in) provided by investing activities	(39.6)	(30.5)
Net cash (used in) provided by financing activities	(0.4)	(3.8)
Net (decrease) increase in cash and cash equivalents and restricted cash	(47.7)	(73.7)
Cash and cash equivalents and restricted cash at beginning of year	163.6	259.6
Cash and cash equivalents and restricted cash at end of period	$115.9	$185.9
We also measure the cash consumption of the business including capital expenditures, by assessing net cash used in operating activities and net cash used in investing activities on a combined basis, which was $(47.3) million for the nine months ended October 31, 2023 and $(69.9) million for the nine months ended October 31, 2022. The cash consumption of the business was lower in the first three quarters of fiscal year 2023 compared with the same period of fiscal year 2022 primarily due to lower operating costs as a result of the September 2022 restructuring plan and lower purchases of property and equipment compared to the prior period. Purchases of rental product were higher than the same period last year to support our rental product strategy. We also opportunistically purchased additional rental product to take advantage of attractive pricing in the current environment, which partially offset the lower cash consumption in the first three quarters of fiscal year 2023 compared to the prior year. The sum of net cash used in operating activities and net cash used in investing activities, as a percentage of revenue, was (21.3)% for the nine months ended October 31, 2023 and (31.6)% for the nine months ended October 31, 2022.

Net cash (used in) provided by operating activities.    For the nine months ended October 31, 2023, net cash used in operating activities was $(7.7) million, which consisted of a net loss of $(88.4) million, partially offset by non-cash charges of $99.6 million, reclassification of the proceeds from the sale of rental product of $16.2 million and a net change of $(2.7) million in our operating assets and liabilities. The non-cash charges were primarily comprised of $39.5 million of rental product depreciation and write-off expenses, $22.5 million of payment-in-kind interest, $21.1 million of share-based compensation, $5.2 million of debt discount amortization, and $11.3 million of other fixed and intangible asset depreciation.

For the nine months ended October 31, 2022, net cash used in operating activities was $(39.4) million, which consisted of a net loss of $(112.5) million, partially offset by non-cash charges of $89.6 million, reclassification of the proceeds from the sale of rental product of $13.7 million and a net change of $(2.8) million in our operating assets and liabilities. The non-cash charges were primarily comprised of $38.3 million of rental product depreciation and write-off expenses, $10.6 million of payment-in-kind interest, $19.0 million of share-based compensation, $3.2 million of debt discount amortization, $15.1 million of other fixed and intangible asset depreciation and the loss on the surrender of fixed asset write-offs related to the partial termination of the lease of the corporate headquarters (see “Note 5 - Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements), and $3.8 million consisting of an asset impairment charge related to discontinuing a warehouse operations project in connection with the September 2022 restructuring plan, of which $0.4 million is included in accrued expenses related to the asset impairment (see the Supplemental Cash Flow Information in Part I, Item 1. Financial Statements).
Net cash (used in) provided by investing activities.    For the nine months ended October 31, 2023, net cash used in investing activities was $(39.6) million, primarily consisting of $(56.3) million of purchases of rental product incurred in the period and $(3.2) million of purchases of fixed and intangible assets. The investment in rental product does not include an additional $17.3 million of cost for units received in the current period but not yet paid for, but does include $(5.4) million of cost for units paid for in the current period but received in the prior period (see the Supplemental Cash Flow Information in Part I, Item 1. Financial Statements). The investment in rental product was to support our rental product strategy. We also opportunistically purchased additional rental product to take advantage of attractive pricing in the current environment. The majority of the investment in fixed and intangible assets was primarily related to capitalized lease renewals and investments in leasehold improvements. The cash used in investing activities was partially offset by $16.2 million of proceeds from the sale of owned rental product and $3.7 million of proceeds from the liquidation of rental product.
For the nine months ended October 31, 2022, net cash used in investing activities was $(30.5) million, primarily consisting of $(43.6) million of purchases of rental product and $(8.5) million of purchases of fixed and intangible assets. The investment in rental product did not include the additional $14.0 million of cost for units received in the current period but not yet paid for, but did include $(6.5) million of cost for units paid for in the current period but received in the prior period (see Supplemental Cash Flow Information in Part I, Item 1. Financial Statements). The investment in rental product was to support growth in customer demand. The majority of the investment in fixed and intangible assets was related to investments in automation assets, additional processing machinery and equipment for the Secaucus and Arlington warehouses and capitalized technology labor. The cash used in investing activities was partially offset by $13.7 million of proceeds from sales of owned rental products and $7.9 million of proceeds from the liquidation of rental product.
Net cash provided by (used in) financing activities.    During the nine months ended October 31, 2023, net cash used in financing activities was $(0.4) million, consisting of other financing payments.
During the nine months ended October 31, 2022, net cash used in financing activities was $(3.8) million, consisting of other financing payments.
Contractual Obligations and Commitments
In January 2023, we entered into the 2022 Amended Temasek Facility, which extended the maturity date and reduced cash interest payments over the next two years. As of October 31, 2023, we had approximately $300.2 million of total debt outstanding, none of which matures within the next 12 months. See “Note 7 — Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information. See “Note 5 — Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements for our minimum fixed lease obligations under existing lease agreements as of October 31, 2023, including the discussion of the recent extension of our Secaucus lease.

Critical Accounting Estimates
Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our 2022 Annual Report on Form 10-K. In the nine months ended October 31, 2023, there were no material changes to our critical accounting estimates from those discussed in our 2022 Annual Report on Form 10-K except as discussed below.

Interim Impairment Evaluation

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

Given the Company’s stock price decline during the third quarter, the Company concluded a triggering event had occurred and performed an impairment analysis of its long-lived assets as of October 31, 2023. The Company performed a quantitative assessment using the undiscounted future cash flows expected to be generated by the use and eventual disposition of the Company’s long-lived assets group. The assessment included consideration of key factors including projected enterprise cash flows, market capitalization and the fair value of the Temasek debt. Based on the quantitative assessment, undiscounted cash flows expected to be generated by the use and eventual disposition of the Company’s long-lived assets exceeded their carrying values and therefore no impairment was recognized for the three months ended October 31, 2023.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our quantitative and qualitative disclosures about market risk are described under the heading “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Annual Report on Form 10-K. In the three months ended October 31, 2023, there were no material changes to our quantitative and qualitative disclosures about market risk from those discussed in our 2022 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of October 31, 2023 because of the material weaknesses in our internal control over financial reporting described below.
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
Material Weaknesses in Internal Control Over Financial Reporting
In connection with the audit of our financial statements as of and for the year ended January 31, 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of October 31, 2023, these material weaknesses are still in the process of being remediated.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We have grown rapidly in the last several years, due in large part to the growth in demand for our Subscription offerings, however, our historical growth rates and financial performance should not necessarily be considered indicative of our future performance. To effectively manage and capitalize on our growth, we must continue to enhance customer experience and attract and retain customers (particularly subscribers), iterate our subscription products, invest in digital consumer innovation, expand our brand awareness and marketing, and upgrade our management information and reverse logistics systems and other processes. Our growth and growth strategies have in the past strained, and could in the future strain, our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diverse employee base. Failure to scale and preserve our company culture as we grow could also harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
Our growth strategy is focused on continuing to grow, engage, and retain our subscriber and customer base, expanding our brand partner relationships and product assortment, increasing our advertising and other marketing spending, and continuing to invest in our offerings and technology. The majority of our revenue is generated by our subscribers. Our base subscription plans range in price and customers can customize their subscription monthly by purchasing additional slots and shipments. Our subscriptions renew automatically on a monthly basis and subscribers may disable automatic renewal by canceling or pausing their subscription prior to the next month’s bill date. As a result, even though a significant number of subscribers have historically renewed their monthly subscription, there can be no assurance that we will be able to retain a significant portion of subscribers beyond the existing monthly subscription periods. In addition, any limitation or restriction imposed on our ability to bill our subscribers on a recurring basis, whether due to new regulations or otherwise, may significantly lower our subscription retention rate. We also offer our customers the option to rent or buy items via our Reserve offering and Resale offering, respectively. Our Subscription plans and offerings do not have demonstrably long track records of success and may not grow as much or as fast as we expect. For example, our active subscriber growth rate slowed year over year as of January 31, 2023 and may continue to slow year over year in the future. In addition, we presently anticipate our revenue growth rate to be roughly flat year-over-year in fiscal year 2023. If our growth rates continue to decelerate, the perception of our business, financial condition and results of operations by investors and our third-partner service providers and brand partners may be adversely affected.

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
We also expect to continue to expend substantial financial and other resources to grow our business, and we may fail to allocate our resources in a manner that results in increased revenue growth in our business. Additionally, we may encounter unforeseen capital or operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods and undermine our profitability goals. If our revenue growth does not meet our expectations in future periods, our business, financial condition, and results of operations may be harmed, and we may not achieve or sustain profitability in the future.

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
We are subject to variable industry and global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; recession; higher consumer debt levels; inflation; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors due to the recent volatile macroeconomic environment and have seen negative impacts on customer demand at varying levels as a result.
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

Paid marketing is a key part of our growth strategy. During 2023, we have increased our spending; however, we allocated a portion of our budgeted marketing expense to rental product purchases in the second half of 2023, which we believe negatively impacted subscriber acquisition in the third quarter of 2023 and, which we expect to negatively impact subscriber acquisition in the fourth quarter of 2023. We also utilize promotional pricing to attract customers and subscribers who may have heightened price sensitivity and not be willing to pay full price for our offering when the promotion period expires. In the third quarter of 2023, we reduced promotional pricing for Subscription, which negatively impacted subscriber acquisition. However, we believe that being less promotional going forward will enhance retention and customer experience and is in the best interest of the long-term health of the business. This approach may not be successful or sustainable and is likely to result in lower subscriber acquisition in the short term. In addition, it’s likely that we will conduct additional experiments and may make changes to our promotions strategy in the future, depending on market conditions and other factors, We may incur marketing expenses significantly in advance of the time we anticipate recognized revenue associated with such expenses. In addition, our paid marketing may be unsuccessful for various reasons, including not effectively reaching potential customers or being cost-effective, changes in regulations or third-party interference could limit the ability of search engines and social media platforms for marketing, potential customers may decide not to rent through our platform or the spend of new customers may not yield the intended return on investment, any of which could negatively affect our results of operations.
In addition, customer preferences may change and customers may not rent through our platform as frequently or spend as much with us. We strive to drive conversion of new subscribers from current and former customers; however, if their behavior changes or they are not satisfied with our offering for any reason, our ability to grow subscribers may be impacted. If we are not able to continue to expand our customer base through cost-effective methods, we may not meet our revenue and profitability goals, our revenue may grow slower than expected or decline, and investors may lose confidence in our business. Relatedly, an inability to attract and retain customers could harm our ability to attract and retain brand partners, who may decide to partner with alternative platforms.
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
•the unpredictable nature of the continued impact of COVID-19 or a future outbreak of disease or similar public health concern;

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
We had a net loss of $(88.4) million and $(138.7) million for the nine months ended October 31, 2023 and year ended January 31, 2023, respectively, and have in the past had net losses. As of October 31, 2023, we had an accumulated deficit of $(1,028.3) million. Because we have a short operating history at scale, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to sustain or increase our profitability.
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
We may discover unanticipated costs or that these initiatives are more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses or realize the operating efficiencies and profitability we anticipate. We also expect to face greater compliance costs over time associated with the increased scope of our business and being a public company. If we are not able to adequately increase revenue or manage operating costs or due to other factors outside of our control, we may continue to incur net losses and not be able to achieve or sustain profitability in the near term or at all. If we are unable to achieve or sustain profitability, the value of our business and the trading price of our Class A common stock may be negatively impacted.

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

Our ability to receive inbound products efficiently and ship products to and from customers may be negatively affected by many events outside of our control, including inclement weather, public health crises such as the COVID-19 pandemic, governmental regulations, labor disputes and other factors. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our customers do not receive their orders in good condition or on time, they could become dissatisfied and cease using our services, which would adversely affect our business and operating results. Our shipping vendors have faced and may continue to face increased volumes which, in turn, has caused and could in the future cause a decrease in their service levels, including shipping delays, or result in an increase in their prices. We have experienced increased shipping costs in recent years, and these costs may increase in the future. In addition, although we have achieved efficiencies in our supply chain operations in recent years, these efficiencies may not be sustainable or meet our broader business objectives. Increases in shipping costs, in particular for our primary shipping vendor, could result in increased costs to us and adversely impact our business. In addition, significant shipping difficulties or disruptions or any failure by our brand partners or third-party carriers to deliver high-quality products to us or to our customers, as applicable, in a timely manner or to otherwise adequately serve our customers could damage our reputation and brand and may substantially harm our business.
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
We are vulnerable to demand and pricing shifts and to suboptimal selection and timing of product purchases. We obtain substantially all of our products directly from hundreds of brand partners through three key ways: 1) Wholesale, 2) Share by RTR, and 3) Exclusive Designs. For our business to be successful and have sufficient product to meet consumer demand, our brand and manufacturing partners must be willing and able to provide us with products in specific quantities and styles of sufficient quality, in compliance with regulatory requirements, at acceptable costs and payment schedules and on a timely basis. We typically do not enter into long-term contracts with our brand and manufacturing partners and, as such, we operate without significant contractual assurances of continued supply, pricing or access to products. Although we believe we have had limited voluntary attrition of brand partners to date, a brand partner could choose to no longer work with us or provide less favorable terms for a variety of reasons, including current operating, financial, market and supply chain conditions. In addition, some of our brand partners may not have the capacity to supply us with sufficient products to keep pace with our growth plans, especially if we plan to demand significantly greater amounts of products. In such cases, our ability to pursue our growth strategy will depend in part upon our ability to expand capacity with existing brand partners or develop new brand partner relationships.

We have been focused on expanding our relationships with brand partners and continuing to work to increase the proportion of our products procured under Exclusive Designs and Share by RTR arrangements, which are our more capital-efficient ways of acquiring rental product. For our Exclusive Designs, RTR generally sources the materials and relies upon third-party manufacturing partners to produce products. For Wholesale and Share by RTR items, entering into contracts in advance of a particular season requires brand partners to agree to incur costs related to sourcing and manufacturing products before we have paid for them, which requires the brand partners to continue to trust us. If we were viewed as less financially viable by our brand partners and/or their financing partners or factoring companies, we may receive less favorable terms and conditions from our brand partners, including requiring upfront payments or other demonstrations of credit. The cash flow benefits we currently experience from our brand partners’ willingness to revenue share could be adversely affected if revenue share terms change or if brand partners no longer wish to revenue share due to (1) lack of trust in us, (2) lack of revenue earned in comparison to the projections we provided, or (3) their inability to continue to spread their earnings out over the time period that the products are earning revenue on our website, among other reasons. For our Exclusive Design arrangements, we must continue to increase the number of brand partners with whom we work, design an assortment of styles that meet customer demand, maintain and enhance our third-party manufacturing capabilities and partner relationships and ensure the products manufactured meets brand partners’, customers’ and our quality standards. Our ability to obtain a sufficient selection or volume of products on a timely basis at competitive prices could suffer as a result of any deterioration or change in our partner relationships or events that adversely affect them and, in turn, could have a material adverse effect on our business.
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
Our industry is characterized by rapidly changing technology, new service and product introductions, and changing customer demands and preferences, and we are not able to predict the effect of these changes on our business. In addition, we believe that our future success depends, in part, on our ability to anticipate and respond effectively to new technology disruption and developments. These may include new software applications or related services based on artificial intelligence (such as our AI search beta launch), machine learning, or robotics. For example, we are currently focused on improving the performance of our website and mobile application for our customers, including increasing site speed and reliability and enhancing search and discovery; however, our efforts may be unsuccessful. The technologies that we currently use to support our business platform may become inadequate or obsolete, and the cost of incorporating new technologies into our offerings and services may be substantial. Any failure by us to adequately integrate technological developments in our approach to data management could harm our ability to leverage data, including customer data, collected through our technology and our systems, which could have a negative effect on our business. If we are unable to adequately utilize our data in support of our operations due technical or other limitations, our ability to drive leverage in operational efficiencies and to attract new customers and retain existing customers could be impaired. In addition, if we are unable to successfully leverage new technology to automate and otherwise enhance and drive efficiencies in our operations, our business, results of operations and financial condition could be harmed.
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

The technology underlying our platform is highly interconnected and complex and, we detect bugs, errors, and vulnerabilities from time to time in the ordinary course of business. Because of the complexity of our technology, it is likely to contain additional undetected bugs, errors or vulnerabilities, some of which may have a material adverse effect on our business or operations. Due to the interconnected nature of the software underlying our platform, updates to parts of our code, third-party code, and application programming interfaces, on which we rely and that maintain the functionality of our systems, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platform that negatively impact the customer experience and functionality of our offerings. In some cases, such as our mobile application, certain errors are only able to be correctable through updates distributed through slower, third-party mechanisms, such as app stores, and may need to comply with third-party policies and procedures to be made available, which may add additional delays due to app review and customer delay in updating their mobile apps. In addition, our systems are increasingly reliant on machine learning systems, which are complex and may have errors or inadequacies that are not easily detectable. These systems may inadvertently reduce the efficiency of our systems, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies, or otherwise are inconsistent with our brand, guiding principles and mission. Any errors or vulnerabilities discovered in our code or IT Systems generally could also result in damage to our reputation, loss of our customers, unauthorized disclosure of personal and confidential information, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business.
Any significant technology disruption or failure, cyberattack or data security incident could adversely affect our business, financial condition and operations.
Our ability to effectively manage our business, particularly our product management, order and fulfillment operations, depends significantly on the reliability and capacity of the Internet and our IT Systems. We also collect, process and store sensitive and confidential information, including our proprietary business information and information regarding our customers, employees, suppliers and business partners, including personally identifiable information. The secure processing, maintenance and transmission of this information is critical to our operations. Our IT Systems and those of our service providers and business partners may be subject to damage or interruption from cyber attacks, power outages or damages, telecommunications problems, data corruption, software errors, network failures, acts of war or terrorist attacks, fire, flood and natural disasters. Our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to identify, detect, prevent, or recover from data corruption or loss or long-term network or operational outages. In addition, we upgrade our existing IT Systems and incorporate new technology systems from time to time in order for such systems to support the needs of our business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations. In addition, our failure to implement upgrades to our IT systems, whether due to cost savings or resource constraints, failure to identify the need or other reasons, could negatively impact our business.

Despite various security measures that have been implemented, our IT Systems and those of our third-party service providers and business partners are vulnerable to security incidents, attacks by hackers, acts of vandalism, malware, social engineering, denial or degradation of service attacks, computer viruses, software bugs or vulnerabilities, supply chain attacks, phishing attacks, ransomware attacks, misplaced or lost data, human errors, malicious insiders or other similar events. If unauthorized parties gain access to our IT Systems or information, or those of our third-party service providers or business partners, they may be able to steal, publish, sell, delete, use inappropriately or modify private and sensitive information, including credit card information and personally identifiable information or proprietary business information, any or all of which could harm our business, financial condition and results of operations. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be necessary to make extortion payments, but we may be unable to do so if applicable laws or governmental pressure prohibit or prevent such payments. In addition, employees may intentionally or inadvertently cause data or security incidents that result in unauthorized release of personal or confidential information. Because the techniques used to circumvent security systems change frequently, are becoming increasingly sophisticated, are designed to evade detection and remove forensic evidence, are often not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to timely or effectively anticipate, detect or recover from cyberattacks or security incidents in the future.
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
As an e-commerce business, we encounter risks and difficulties frequently experienced by businesses with significant internet operations. The successful operation of our business as well as our ability to provide a positive customer experience that will generate Subscription, Reserve and Resale orders depend on efficient and uninterrupted e-commerce order-taking and fulfillment operations. If we are unable to allow real-time and accurate visibility to product availability when customers are ready to order, quickly and efficiently fulfill our customers’ orders using the fulfillment and payment methods they demand, provide a convenient and consistent experience for our customers regardless of the ultimate channel or effectively manage our online sales, our ability to compete and our results of operations could be adversely affected. We have two fulfillment centers in Arlington, Texas and Secaucus, New Jersey that we depend on for our fulfillment operations. We currently lease these facilities. Although we have recently renewed our lease in Secaucus, NJ, we cannot guarantee that we will be able to renew or negotiate new or renewed leases in the future at this location or in Texas on terms acceptable to us or at all. If we are unable to secure such leases, or if we can only secure such leases on economic terms that are less than optimal for us, it may materially adversely impact our results of operations.
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
In September 2022, we announced a restructuring plan that is intended to reduce costs, streamline our organizational structure and drive operational efficiencies. We have taken and plan to continue to take actions intended to further reduce our cost structure, including, for example, reducing and relocating NYC-based technology roles to Galway, Ireland during the third quarter of 2023. These plans or other future restructuring plans present significant risks that could have a material adverse effect on our operations, financial condition, results of operations, cash flow, or business reputation. Such risks include:
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
•the loss of institutional knowledge and/or employee expertise, which could lead to inefficiencies or business disruptions, some of which may be significant and our efforts to address may not be successful; and
•the delay or failure to meet our operational standards, needs, or goals due to fewer employees, including potential single points of failure, or due to reduced or reallocated resources generally.
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

Any failure by us to meet our Impact Strategy goals for any reason, including due to the potential de-prioritization of these goals, or a loss of confidence on the part of customers, investors, employees, brand partners, and other stakeholders as it relates to our ESG initiatives could negatively impact our brand, the demand for our offerings, our financial condition, results of operations and prospects. These impacts could be difficult and costly to overcome, even if such concerns were based on inaccurate or misleading information. In addition, achieving our Impact Strategy goals may result in increased costs in our supply chain, fulfillment, and/or corporate business operations, and could deviate from our initial estimates and have a material adverse effect on our business and financial condition. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, we may lose potential or current customers, we may be unable to recruit and retain employees effectively, and potential or current investors may elect to invest with our competitors instead.

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

In addition, our future success will depend upon our ability to attract and retain employees, particularly for key roles, such as engineering and technology (including data science), brand, marketing, buying and planning, and logistics, as well as hourly fulfillment workers and customer service agents. Such efforts have required, and are expected to continue to require significant time, expense, and attention as there is intense competition for such individuals, particularly in New York City, Galway, New Jersey and Texas, and new hires require significant training and time before they achieve full productivity. We may be unable to maintain competitive wage and salary levels, which may increase further due to inflation and potential minimum wage increases, which could increase attrition and make recruiting more difficult. Alternatively, we may be required to increase current compensation levels to attract and retain employees, which could negatively impact our profitability goals. In addition, prospective and existing employees often consider the value of the equity awards they may receive in connection with their employment and our stock price has declined significantly since our 2021 IPO. If the perceived value of our equity awards is inadequate or experiences significant volatility, it may adversely affect our ability to recruit and retain key employees. In July 2023, we completed an option exchange designed to incentivize and retain employees, directors and other service providers by providing the ability to exchange outstanding stock options for RSUs, which was approved by stockholders. This option exchange, however, may not have the intended incentivization and retention benefits. Further our continued efforts to optimize our cost structure and organization design has made, and in the future may, continue to make it more difficult to attract and retain employees for key roles.
Our corporate employees primarily worked remotely from March 2020 to April 2022. Since then, we have reopened our offices and moved to a hybrid working model for New York City and Galway. We have continued to shift to a more office-centric model in New York City in which employees were asked to be in the office four days a week starting in September 2023. If our current model is not aligned with our employees’ preferences, it may adversely affect our ability to recruit and retain employees and may negatively impact our company culture, collaboration and productivity.
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
Our business is subject to seasonal fluctuations. For our Subscription rentals, we typically acquire the highest number of subscribers in March through May and September through November, as these are the times customers naturally think about changing over their wardrobes. We generally see a higher rate of subscribers pause in the summer, and in mid-December through the end of January. In the third and fourth fiscal quarters, our Reserve business historically (prior to COVID-19) benefited from increased wedding and holiday events but this seasonality has varied since the onset of COVID-19. Adverse events, such as higher unemployment, inflation, deteriorating economic conditions, or fewer large-scale holiday and special events, can deter consumers from shopping and renting. Any significant decrease in customers or revenue during periods of high seasonal acquisition could have a disproportionately large impact on our operating results and financial condition for that year. Any factors that harm our operating results during these periods, including disruptions in our brand partners’ supply chains or unfavorable economic conditions, could have a disproportionate effect on our results of operations for our entire fiscal year.
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
As of October 31, 2023, we had $300.2 million aggregate principal amount of borrowings under a credit facility with Double Helix Pte Ltd. as administrative agent for Temasek Holdings (as subsequently amended, the “2023 Amended Temasek Facility”). The 2023 Amended Temasek Facility matures in October 2026. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot provide assurance that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See “Note 7 —Long-Term Debt” and “Note 15 – Subsequent Events” in the Notes to Condensed Consolidated Financial Statements for more information on our indebtedness.
Our 2023 Amended Temasek Facility contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our business, financial condition and results of operations.
The terms of our 2023 Amended Temasek Facility include a number of covenants that limit our ability to (subject to negotiated exceptions), among other things, incur additional indebtedness, incur liens on assets, enter into agreements related to mergers and acquisitions, dispose of assets or pay dividends and make distributions. Additionally, the 2023 Amended Temasek Facility includes a minimum liquidity maintenance covenant of $30 million and certain maximum expenditures levels for fiscal year 2024, 2025 and 2026. The terms of our 2023 Amended Temasek Facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies which are not subject to such restrictions.
A failure by us to comply with the covenants specified in the 2023 Amended Temasek Facility could result in an event of default under the agreement, which would give the lender the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under the Credit Agreement were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could adversely affect our business, financial condition and results of operations.

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
In connection with the preparation of our consolidated financial statements as of January 31, 2021, we identified material weaknesses in our internal control over financial reporting, as described below. As of October 31, 2023, these material weaknesses were still in the process of being remediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
We did not design and maintain effective controls over information technology (“IT”) general controls for information systems and applications that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to our financial applications, programs and data to appropriate personnel, (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.
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
From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, environmental regulations, and other matters that could adversely affect our business operations and financial condition. For example, on November 14, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the Eastern District of New York against the Company, certain of its officers and directors, and the underwriters of its IPO, entitled Rajat Sharma v. Rent the Runway, Inc., et al. The complaint, which has since been amended, alleges that we violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements, and by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory damages, attorneys’ fees and costs and such other relief as deemed just and proper by the court. See Note 14, “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for more details.

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

If we fail to protect our intellectual property rights adequately, our competitors may gain access to our intellectual property and proprietary technology and develop and commercialize substantially identical offerings or technologies. We may not timely or successfully register our trademarks in all jurisdictions, which could enable third parties to use our brand name and create potential roadblocks to any expansion of the business outside of the U.S. The copyright registrations we have obtained for our website may not adequately protect all material contained on our website, and these registrations do not cover any material that is not part of our website. The patent prosecution process is expensive and time-consuming. We may not be able to prepare, file and prosecute all necessary or desirable patent applications at a commercially reasonable cost or in a timely manner or in all jurisdictions, creating an opportunity for third parties to patent the same technology while preventing us from continuing to use it. It is also possible that we may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Moreover, depending on the terms of any future in-licenses to which we may become a party, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology in-licensed from third parties. Any patents, trademarks, copyrights, or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative proceedings or litigation. There can be no assurance that our patent applications will result in issued patents, or that any such patents will be of sufficient scope to adequately protect our proprietary technology or provide us with any meaningful competitive advantage. Moreover, failure to comply with applicable procedural, documentary, maintenance, renewal, fee payment and other similar requirements with the United States Patent and Trademark Office or other similar governmental agencies or administrative bodies could result in abandonment or lapse of the affected intellectual property rights. Further, the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights in those countries may be inadequate. Accordingly, despite our efforts to obtain and protect our intellectual property, it may be possible for unauthorized third parties to copy our offerings and capabilities and use information that we regard as proprietary to create offerings that compete with ours.
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

Further, the CCPA took effect on January 1, 2020. The CCPA gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive detailed information about how their personal information is used and shared. The CCPA also created restrictions on “sales” of personal information that allow California residents to opt-out of certain sharing of their personal information and may restrict the use of cookies and similar technologies for advertising purposes, and could cause us to incur additional CCPA compliance costs or create adverse effects as a result of its restrictions. The CCPA provides for civil penalties for violations and creates a private right of action for data security incidents that is expected to increase data security-related litigation. Additionally, the California Privacy Rights Act (the “CPRA”) largely took effect on January 1, 2023. The CPRA restricts the use of cross-context behavioral advertising techniques on which our products and offerings may rely on in the future; expands requirements on businesses that “sell” personal information under the CCPA to businesses like ours that “share” it; requires all businesses with any California employees to limit uses of employee data; establish restrictions on the retention of personal information; expands the types of data security incidents subject to the private right of action; and establishes the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. We expect to continue to invest in compliance initiatives and potentially implement business process changes to support our compliance efforts. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (the “CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation adopted and proposed in other states. Some observers have noted that such statutes could mark the beginning of a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.
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
•changes in the United States or foreign tax laws, tax treaties, and regulations or their interpretation;
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
•do not view our brand or financial profile favorably;
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
Our brand partners and manufacturers may be forced to reduce their production or operations, shut down their operations or file for bankruptcy. Our ability to obtain products timely and cost effectively may also depend on our brand partners’ ability to obtain financing, including through factoring companies and other entities, which may also assess our creditworthiness and procurement ability. To the extent our brand partners are unable to secure sufficient credit, they may not be able to produce merchandise, which would impact our ability to purchase merchandise from them. The occurrence of one or more of these events could impact our ability to acquire products, which may result in a less appealing assortment of styles for our customers and reduced availability of the styles we are able to obtain. Similarly, the occurrence of a contagious disease or illness could cause delays or increase costs in the manufacture of certain products. For example, the COVID-19 pandemic caused delays in some shipments from our brand partners.

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
We procure third-party insurance policies to cover various operations-related risks including employment practices liability, workers’ compensation, property and business interruptions, cybersecurity and data security incidents, crime, directors’ and officers’ liability, and general business liabilities. In addition, we are required to maintain certain levels of insurance coverage in certain commercial agreements, such as our real estate leases, and in our Credit Facility Amendment. We cannot guarantee that we will continue to maintain adequate insurance coverage on favorable terms that meets our coverage needs and/or contractual obligations. Insurance providers may discontinue their coverage or significantly increase the cost of coverage, and we cannot guarantee that we would be able to secure replacement coverage on reasonable terms or at all. In addition, if our insurance carriers change the terms of our policies in a manner not favorable to us, our insurance costs could increase. Further, if the insurance coverage we maintain is not adequate to cover losses that occur, or if we are required to purchase additional insurance for other aspects of our business (including due to contractual requirements), we could be liable for significant additional costs. Additionally, if any of our insurance providers becomes insolvent, it would be unable to pay any operations-related claims that we make.
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

We are required to meet the Nasdaq Capital Market’s continued listing requirements and other Nasdaq rules, or we may risk delisting. Delisting could negatively affect the price of our Class A common stock, which could make it more difficult for us to sell securities in a future financing or for you to sell our Class A common stock.

We are required to meet the continued listing requirements of the Nasdaq Capital Market and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements. In particular, we are required to maintain a minimum bid price for our listed Class A common stock of $1.00 per share. If we do not meet these continued listing requirements, our Class A common stock could be delisted. On October 20, 2023, we received a letter from The Nasdaq Stock Market LLC indicating that, for the last thirty consecutive business days, the bid price for our Class A common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until April 17, 2024, to regain compliance. The letter stated that the Nasdaq staff would provide written notification that we have achieved compliance with the Bid Price Rule if at any time before April 17, 2024, the bid price of our Class A common stock closed at $1.00 per share or more for a minimum of ten consecutive business days. The letter had no immediate effect on the listing or trading of our Class A common stock.

If we do not regain compliance with the Bid Price Rule by April 17, 2024, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, for example, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist our securities. There can be no assurance that we will be eligible for the additional 180 calendar day compliance period, if applicable, or that the Nasdaq staff would grant our request for continued listing subsequent to any delisting notification.

Delisting from the Nasdaq Capital Market would cause us to pursue eligibility for trading of these securities on other markets or exchanges, or on the “pink sheets.” In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our Class A common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. There can be no assurance that our securities, if delisted from the Nasdaq Capital Market in the future, would be listed on a national securities exchange, a national quotation service, the over-the-counter markets or the pink sheets. Delisting from the Nasdaq Capital Market, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence.

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
Our executive officers, directors, and stockholders party to our stockholders’ agreement entered into in connection with our IPO, in the aggregate, beneficially own over 50% of the voting power of our outstanding common stock as of October 31, 2023. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
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

If shares of our Class A common stock become subject to the penny stock rules, it would become more difficult to trade them.

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions, including an exemption for any securities listed on a national securities exchange. The rules impose additional sales practice requirements on broker-dealers for transactions involving “penny stock”, with some exceptions. If shares of our Class A common stock were delisted from the Nasdaq Capital Market and determined to be “penny stock”, broker-dealers may find it more difficult to trade such securities and investors may find it more difficult to acquire or dispose of such securities on the secondary market.

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

Item 2. Unregistered Sales Of Equity Securities, Use Of Proceeds, And Issuer Purchases Of Equity Securities
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a) Not applicable.
(b) Not applicable.
(c) Not applicable.

Item 6. Exhibits
(a)Exhibits.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing date

3.1	Amended & Restated Certificate of Incorporation	8-K	001-40958	3.1	10/29/2021

3.2	Amended & Restated Bylaws	8-K	001-40958	3.2	10/29/2021

10.1	Form of Retention Bonus Letter					*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENT THE RUNWAY, INC.

Date: December 6, 2023	By:	/s/Siddharth Thacker
Siddharth Thacker
Chief Financial Officer
(Principal Financial and Accounting Officer)