Form 10-K
period 2024-01-31
Rent the Runway, Inc.
filed 2024-04-11
CIK 1468327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $92.5 million.
The registrant had outstanding 3,516,973 shares of Class A common stock and 155,269 shares of Class B common stock as of April 5, 2024. The foregoing reflects the reverse stock split of the registrant’s Class A common stock and Class B common stock that became effective on April 2, 2024 and began trading on a post-split adjusted basis on April 3, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended January 31, 2024, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•If we are unable to accurately forecast customer demand or trends, manage our products effectively and plan for future expenses, our operating results could be adversely affected.
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
•We rely on the experience and expertise of our Co-Founder and Chief Executive Officer, senior management team, key technical and strategic employees and hourly personnel.
•Failure to adequately maintain and protect our intellectual property and proprietary rights could harm our brand, devalue our proprietary content, and adversely affect our ability to compete effectively.
•We are subject to rapidly changing and increasingly stringent laws and industry standards relating to data privacy, data security, data protection, and consumer protection. The restrictions, obligations, and costs imposed by these laws, or our actual or perceived failure to comply with them, could materially impair our ability to grow our business, negative impact the results of our operations and subject us to liabilities that adversely affect our business, operations, and financial performance.
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
•We face risks associated with our indebtedness and potential need for additional capital, including that new financing or restructuring or refinancing may not be available on acceptable terms or at all and that our operations may be adversely impacted by the covenants in our current debt agreement or future financing agreements.
•Failure to meet the Nasdaq Capital Market’s continued listing requirements and other Nasdaq rules could adversely affect the price of our Class A common stock and make it more difficult for us to sell securities in a future financing or for you to sell our Class A common stock.
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
•COVID-19 had, and future COVID-19 outbreaks may in the future have, a material adverse impact on our business. Other future pandemics or public health crises may have a similar adverse impact on our business.
If we are unable to adequately address these and other risks we face, our business may be harmed.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aims,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, share-based compensation, business strategy and initiatives, including rental product depth strategy, promotional and marketing strategy and onboarding initiatives, sustainability initiatives, business plans, impacts from our September 2022 and January 2024 restructuring plans and other cost savings initiatives, anticipated cost savings from our 2023 transportation deal with a major national carrier, anticipated future expenditures, product acquisition expectations, compliance with Nasdaq continued listing requirements, impacts from our five-item base subscription offering, anticipated expenditures and compliance with our debt covenants, market growth and our objectives for future operations.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report for the year ended January 31, 2024. The forward-looking statements in this Annual Report are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

FISCAL YEAR

Our fiscal year ends on January 31 of the next calendar year. For example, in this Annual Report on Form 10-K, references to “fiscal year 2024” refer to the fiscal year ending January 31, 2025 and references to “fiscal year 2023” refer to the fiscal year ending January 31, 2024.

Part I
Item 1. Business
Overview
Our mission is to power women to feel their best every day.

Since our founding in November 2009, we have built the world’s first and largest shared designer closet with thousands of styles by hundreds of brand partners. We give customers access to our “unlimited closet” through our subscription offering (“Subscription”) or the ability to rent a-la-carte through our reserve offering (“Reserve”). We also give our subscribers and customers the ability to buy our products through our Resale offering. Our Closet in the Cloud offers a wide assortment of items for every occasion, from evening wear and accessories to ready-to-wear, workwear, denim, casual, maternity, outerwear, blouses, knitwear, loungewear, jewelry, handbags, activewear and ski wear. We have served approximately 3 million lifetime customers across all of our offerings and we had 173,247 total subscribers (active and paused) as of January 31, 2024. We had 125,954 active subscribers as of January 31, 2024. In fiscal year 2023, 88% of our total revenue was generated by subscribers, compared to 86% in fiscal year 2022.

We have created a two-sided discovery engine: customers find new brands they love and brand partners find new customers they need. For customers, we unlock freedom of self-expression through access to our “Unlimited Closet” that has a constantly rotating supply of styles for all occasions, seasons, moods and price points. This leads to deep engagement with our platform as customers discover new brands they love. Brand partners are able to tap into our large, engaged community to discover new customers and get unparalleled data insights. All of this helps them grow and run their businesses and encourages them to partner more closely with us over time.

When our customers use Rent the Runway, they experience the magic of accessing an “Unlimited Closet” while saving money and time and reducing clothing waste. We deliver significant financial value to customers, with our average subscriber wearing clothes worth more than 25 times what she pays for a monthly RTR Subscription on an annualized basis (more than $45,000 in designer retail value in fiscal year 20231).

Our tremendous selection is enabled by our designer brand partnerships. We source our products directly from or in partnership with, our brand partners that include many of the most renowned and relevant names in the fashion industry. The transformative nature of our customer value proposition means our customers are typically younger and different from other audiences our brands are exposed to. According to our June 2021 Rent the Runway Brand Survey, approximately 91% of our brand partners work with us because we introduce them to new, desirable customers and deepen awareness of their brands. Over the last 14 years, we have fostered strong relationships with our brand partners and have experienced extremely limited voluntary attrition. Our Closet in the Cloud connects our deeply engaged customers and our differentiated brand partners on a powerful platform built around our brand, data, logistics and technology advantages.

•Brand Partner Advantage. Our assortment contains thousands of new, current season styles that luxury competitors simultaneously carry - all available for Subscription, Reserve, and/or Resale at much lower prices. We believe our engaged and loyal customer base paired with the data that we offer to our brand partners makes us an essential destination for many of the world’s most important brands. In addition, as of June 2021, 67% of our brand partners believe that RTR is an important part of their business’s sustainability strategy. Over time, our commercial relationships with our brand partners have evolved towards more capital efficient forms of rental product acquisition.
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

•Technology and Logistics Advantage. We have developed a proprietary operating system that pairs proprietary software with differentiated infrastructure and hardware. Our expertise in vertically integrated just-in-time reverse logistics and garment science allows us to achieve multi-year monetization on our garments. We have also built a custom front-end platform that supports all of our consumer-facing offerings on our website and app.

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

Customize. Subscribers can customize their plans to adapt to their changing lifestyles, needs and budgets by adding spots for $27 or $31 per item per month and shipments for $39 - $50 per shipment per month, as they see fit.

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

Subscribers are asked to give us real-time feedback on the size, fit and quality of the items they rent. The structured data we collect from customer feedback allows us to both improve her experience as well as optimize our garment care and, therefore, our return on investment of the items returned. Our customers also have the option of leaving photo reviews of items they rented to share their experience with the Rent the Runway community, including fit information, occasions they rented for and styling tips. Once subscribers confirm their new shipment, they can return their items in RTR’s reusable garment bag to the nearest preferred shipping partner location using a prepaid return label. In addition, a majority of our subscribers have the option to return their items via our at-home pickup offering that we introduced in 2021. As of January 31, 2024, our at-home pickup offering covered 86% of our subscriber base.

Reserve

When customers want to rent items a-la-carte for an upcoming event, they book styles for four or eight days through our Reserve offering. After selecting pieces, they typically select a delivery date one to two days before their event. We provide a free backup size of the customer’s choosing and the option to rent a backup style at a discount. At the end of the four- or eight-day rental period, customers simply return their items in the reusable garment bag using the prepaid shipping label included with their rental. Just like our Subscription offering, our customers have the option of leaving a review, and we clean and care for items when they are returned.

Resale

In addition to renting, customers also shop pre-loved styles from our closet at a discount to retail price, up to 90% off of designer retail value (which we calculate using original retail and/or comparable value prices). A Subscription is not required for purchase. Our subscribers also have the option to purchase items they already have at home, opening a spot in their next shipment. We plan to increase the focus on our Resale business as a lever to drive customer value.

Our Customer Value Proposition

Through our platform, we have helped approximately 3 million lifetime customers discover the transformative power of utilizing our Closet in the Cloud across all of our offerings. Our customer base is diverse and spans age, household income distribution and U.S. geography.

Subscribers are customers who access our Closet in the Cloud via our monthly Subscription offering. The portion of our customers who are subscribers accounted for 88% of our revenue in fiscal year 2023. As of January 31, 2024, we had 125,954 Active Subscribers and 173,247 total subscribers including paused subscribers, and during fiscal year 2023, we had 135,211 Average Active Subscribers. Many of our subscribers started as customers in Reserve and Resale and we continue to see activation from Reserve and Resale customers into subscribers for many years.

•Variety and Discovery. With thousands of styles across hundreds of brands in our Closet in the Cloud, Rent the Runway gives customers the ability to always wear something new to them and inspires customers to expand their fashion tastes without risk of buyer’s remorse. According to our March 2024 Subscriber Survey, 82% of our subscribers say RTR allows them to experiment with different clothing without commitment.
•Value. Rent the Runway makes thousands of designer styles accessible through our Subscription offering for a flat monthly price or through our Reserve offering on a per item basis. We deliver significant financial value to customers, with our average subscriber wearing clothes worth more than 25 times what she pays for a monthly RTR Subscription on an annualized basis.
•Self-Confidence. According to our March 2023 Subscriber Survey, 83% of our subscribers say RTR makes them the most confident version of themselves at work or in social settings. Because there is no commitment to keep an item rented from RTR, we fuel greater self-expression for our customers.
•Personalization and Convenience. We use our rich customer data to create a personalized storefront for customers based on their style preferences, browsing history and past rentals. Our understanding of our customer improves with each interaction, and we use our personalization algorithm to provide personalized size recommendations to each customer at the item level. By showing customers designs they will love that are attractively styled, and likely to fit, we continue to drive strong loyalty and monetization.
•Customer Experience and Community. Our customers are deeply engaged, as evidenced by the 43.0 million customer reviews posted as of January 2024. We continue to make enhancements to our review process designed to allow customers to make smarter choices and feel good about their selections. As our community has grown, Rent the Runway has also benefited from powerful virality and word-of-mouth marketing. 80% of subscribers have shared RTR with at least five people; 43% have shared with over 10 people and 75% of our customers posted themselves wearing Rent the Runway on social media, as indicated by our March 2023 Subscriber Survey.

•Sustainability. Renting on the RTR platform results in net environmental savings across water, energy and carbon emissions when compared to purchasing new garments even when accounting for two-way shipping, cleaning and other operations.2 See “Our ESG (Environmental, Social, and Governance) Impact Strategy” below for our Impact Strategy goals. Our business model aims for customers to substitute purchases with rentals and we have been successful in doing so, as 87% of our subscribers have bought less fast fashion since using RTR3 and 82% buy fewer clothes than they used to prior to joining RTR4.

Our Unique Brand Partner Approach

We acquire our products through three channels: Wholesale, Share by RTR and Exclusive Designs. The portion of our products sourced through Share by RTR and Exclusive Designs - our more capital-efficient sources - has grown from approximately 26% in fiscal year 2019 to approximately 61% in fiscal year 2023. We procure virtually 100% of our products directly from or in collaboration with brand partners and our business model has been built on shared success with brands. Through their relationships with us, they get access to unique data and exposure to a broad customer base, and our variety of sourcing channels provides brands with flexibility that is designed to meet their needs and ours. Our partnerships with brands have created a significant product and cost advantage. Because we source directly from brands, we also can better control our assortment and acquire styles in the volumes and sizes we want, we have access to current season items and all of our items are guaranteed authentic without the cost or infrastructure of traditional authentication platforms. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Product Acquisition Strategy.”

Wholesale
Wholesale includes products we acquire directly from our brand partners, typically at a discount to wholesale price based on our scale. We have observed that the original retail prices set by the brands are often at an approximately 2.5x mark-up to the wholesale price. As we continue to expand our selection and grow the share of our assortment acquired from a designer, we benefit from greater discounts on product acquisition. Wholesale represented 39% of our product acquisition in fiscal year 2023.

Share by RTR
Through Share by RTR, we acquire items directly from brand partners on consignment, at zero to low upfront cost and revenue share with our brands each time an item is rented. The revenue share fees are calculated net of a logistics fee charged to the brands for each rental. If a piece is in greater demand, it will drive higher revenue, which could result in brands earning more on the item over time than if it had been sold through Wholesale, generally subject to a maximum cap. Share by RTR aligns incentives between brands and RTR and alleviates product risk as it is largely a pay-for-performance model. Our Share by RTR arrangements with brands target delivering 75% to 100% of comparable Wholesale cost to the brand in the first year; however there is no minimum commitment other than the upfront payment if applicable. Nearly all Share by RTR deals consummated after September 2020 include a cap on total potential payments to the brand partner. Share by RTR represented 33% of our product acquisition in fiscal year 2023. Increases (or decreases) in the proportion of total items acquired via Share by RTR as well as the usage of Share by RTR items will increase (or decrease) variable expenses recorded in the Rental product depreciation and revenue share line item on our consolidated statement of operations.

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
3 Per our March 2023 Subscriber Survey.
4 Per our November 2022 Subscriber Survey.

Our Exclusive Designs collections enable our brand partners to innovate their businesses and enter into new product lines at reduced cost to them. All of the styles are exclusive to rent on RTR for a period of time, after which brands may monetize these exclusive designs through other channels, typically subject to a royalty fee payment to Rent the Runway, which we have not begun to earn to date. Increases (or decreases) in the proportion of total items acquired via Exclusive Designs as well as the usage of Exclusive Designs items may increase (or decrease) variable expenses recorded in the Rental product depreciation and revenue share line item on our consolidated statement of operations. We also have a small number of products bearing our trademarks, which are non-exclusive designs produced by third party partners at a significantly lower average cost than Wholesale to strategically fill assortment gaps. Exclusive Designs accounted for 28% of our product acquisition in fiscal year 2023.

Our Marketing Strategy

Our brand and deeply engaged consumer base have historically allowed us to acquire customers efficiently. Since our founding, we have spent less than 10% of total revenue on marketing, and our growth has been mostly organic. Over 80% of our customers over the last 14 years have been acquired organically. As we have scaled, we have seen the value of the Rent the Runway brand grow and become a significant point of differentiation with consumers and brand partners. We believe we have an opportunity to increase brand awareness and as of December 2023, our unaided brand awareness was 19% among U.S. women ages 18 - 45 with a household income of $50,000 or more and 27% among U.S. women ages 18 - 45 with a household income of $100,000 or more.

Many of our customers share a love of the Rent the Runway experience and value proposition, which starts conversations both online and offline and leads to word of mouth adoption. Our clothing often becomes a visual billboard and advertisement for our platform. Many women share their Rent the Runway experience on social media and in their personal lives, which helps drive our organic growth and brand awareness. When our customers are wearing RTR and someone compliments them or asks about what they are wearing, 97% of our subscribers share that it’s Rent the Runway as opposed to the designer brand name. According to our March 2023 Subscriber Survey, nearly half of our subscribers have posted themselves wearing RTR on their social media over five times. Renting from us is an inherently social behavior: 76% of our subscribers rent along with a friend or colleague. In fiscal year 2024, we plan to increase our efforts to drive brand awareness and grow traffic through brand campaigns, new marketing channels and focusing on full funnel marketing efforts and enhanced lifecycle marketing.

The majority of our new customers have historically come to Rent the Runway organically, a trend that continued in fiscal year 2023. We plan to continue to drive organic growth by focusing on social-first, mid-funnel strategies. Our current marketing initiatives are focused on growing our base of new customers, re-engaging lapsed customers, and retaining existing customers. Additionally, we are focused on investing in the customer experience, including optimization of our funnel and the Subscription experience, as a way to re-engage and retain subscribers. We also view paid marketing as an important way to supplement our growth. Our paid efforts have included both middle-of-the-funnel prospecting and bottom-of-the-funnel direct response campaigns which also benefit from our top-of-the-funnel brand marketing efforts that drive awareness. To date, our primary channels for paid marketing have been focused on social media marketing, influencers and our brand ambassadors, programmatic directed spend and affiliate marketing. We are currently focused on enhancing our current processes and approach to paid marketing and have deployed, and expect to continue to deploy technology to track and improve the effectiveness and efficiency of our paid marketing efforts.

Our Data Approach

One of our significant differentiators is the vast amount of quality, actionable data that we are able to collect on our customers and our products. We leverage this data to create benefits for our customers, our brand partners and our business.

We capture thousands of unique data points per subscriber per year and over 20 unique data points per item each time it is rented across four channels including website data, post-wear data, operations data and customer data. We also identify and tag approximately 75 detailed attributes per style. By mapping our interactions with our products’ inherent attributes, we create a feedback loop which allows us to optimize the supply of products in ways we believe that would be difficult for traditional retailers to achieve or replicate. This is one of our biggest competitive advantages.

We believe that our differentiated business model enables us to collect substantially more data than others in our space and we use this data to continuously improve the customer experience. Customers learn that providing data enhances their experience on the platform over time, which enables us to collect even more data from them. This flywheel helps propel the exponential growth of our post-wear, customer and operations data. We use our data to create what we believe are the most relevant assortments and personalized experiences for our customers, which in turn helps to drive loyalty. As we learn more about a customer, our personalized features give us greater ability to direct her towards the items that optimize both customer lifetime value and rental product return on investment for us.

Our data advantage benefits brand partners in numerous ways:

•Understanding the Garment Life Cycle: We help partners grow their business through the data we provide. Product longevity data often help our brands increase the life of their garments, which can support their sustainability goals.
•Understanding Customer Demand: As our customers wear (or don’t wear) and review items, we can assess demand due to our robust attribution of products paired with customer interaction data. This data highlights growth opportunities for brands as well as areas for improvement.

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
•Price Optimization: We optimize pricing on our products across Subscription, Reserve and Resale by using data to take into account demand signals and the expected useful life and turns of each item. We have the flexibility to optimize prices based on the business needs.
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

Data Science
Data powers our technology and logistics operations, from recommender systems to forecasting. We have created data science algorithms that help us achieve better outcomes for the business.

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

Our Technology and Logistics Platform

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

•Customer Facing e-Commerce (including 2-Way e-Commerce)
•Rental Reverse Logistics
•Merchandising & Products Control

Customer Facing e-Commerce (including 2-Way e-commerce)
We have a 2-way relationship with our customers — in that nearly every item is returned and the customer provides feedback. We have built custom frontend platforms that support Subscription, Reserve and Resale in one cohesive experience for the customer, which allows us to optimize our product offering for the customer based on her needs.
In fiscal year 2023, we made improvements across our technology stack, including continued improvements to our cloud infrastructure, to enable greater scale, enhanced resiliency and faster site speed. We continue to focus on improving the performance of our website and mobile application, including increasing site speed and reliability to improve the customer experience and keep pace with industry standards.

Rental Reverse Logistics
We designed our technology and reverse logistics operations to support the processes in our fulfillment centers and ensure that we can process orders efficiently and extend the useful life of our products.

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
•Transportation Innovation: We have invested in an outbound and inbound network that allows our customers to receive packages and return items efficiently via national returns logistics providers, including through our convenient at-home pickup program.

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

While we have built the majority of our circular platform, we strategically leverage third-party software for commodity functionality where our problems are not unique. These include pieces of the customer experience and service tools and enterprise resource planning capabilities.

Logistics Infrastructure
Within our warehouses, we have integrated best-in-class garment care equipment, internally and externally developed software and proprietary cleaning programs to deliver high-end garment processing at massive scale. We have implemented large-scale, innovative automation and other processes for garment storage, picking, shipping, receiving and restoration of garments to excellent condition. These processes have resulted in labor and other cost savings, while increasing our total shipment capacity and increasing the longevity of products, our biggest asset.

•Strategic Distribution: We have two fulfillment centers, in Arlington, Texas and Secaucus, New Jersey totaling approximately 486,000 square feet. We have the capacity to store more than two million garments and accessories on multiple floors across our fulfillment centers. We aim to deliver industry leading fulfillment promises with a goal of delivering orders within two to three business days.
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
•Proven Scalability: Our infrastructure is highly scalable and we expect our weekly processing capacity to increase over time. We believe that the process improvements we have made have enabled us to expand our capacity to handle at least 4x our active subscriber count at the end of fiscal year 2023 in our two current facilities with minimal additional investment.
•Transportation Management: In August 2023, we completed a new transportation deal with a major national carrier to lock in competitive rates and consolidate the vast majority of our shipping needs. We believe this partnership will enable us to continue serving our customers with premium delivery and return service, and to further expand our elevated returns and delivery experience like At-Home Pick Up and Saturday Delivery. We also partner with other service providers in certain markets in order to serve our customers effectively.

Our 2024 Strategy

Our belief is that we can drive future growth by investing in and improving the customer experience. Unlike traditional e-commerce companies, we are an experience-based company that our subscribers engage with multiple times a week. Our goal is to make customers’ time spent with Rent the Runway as efficient and delightful as possible and plan to continue to invest in our customer experience. Our plans include continuing to innovate and improve our on site experience for both prospects and active customers, with a focus on styling, merchandising, onboarding, and checkout to improve customer conversion and retention. We are also continuing to focus on improving our customers' experience with our rental product by maintaining availability and increasing the depth of our buys.

In addition, we plan to devote substantial attention to our marketing efforts. We expect to increase our efforts to drive brand awareness and grow traffic through brand campaigns, new marketing channels and focusing on full funnel marketing efforts and enhanced lifecycle marketing.

Finally, in fiscal year 2024, we are also focused on achieving our profitability goals, including by profitably growing revenue, reducing our variable costs, right sizing our rental product buy strategy while increasing our percentage of Share by RTR items, and seeking additional efficiencies in operating expenses.

Our ESG (Environmental, Social, and Governance) Impact Strategy

Driving positive environmental and social impact is core to our business model: we enable our customers to buy less and wear more. Our Impact Strategy goals are outlined below. Further information, including detailed progress against these goals, can be found on our website, which is not incorporated herein.

Ambition 1. We will harness the power of our business model to set the standard for sustainable fashion.

Priority 1. Reduce carbon emissions from our business so that we operate with net zero emissions by 2040.

•Displace the need for new production of 500,000 garments by fiscal year end 2026.
•Power our owned and operated facilities (offices and warehouses) with 100% renewable electricity by fiscal year end 2026.
•Quantify our supply chain emissions (i.e., Scope 3 baseline) by fiscal year end 2025 (fiscal year 2023 update).
•Sustainably source 50% of key materials - cotton, polyester, and linen - we use for Exclusive Designs by fiscal year end 2026 (fiscal year 2023 update).

Priority 2. Minimize waste from our business.

•Divert 90% of waste from our warehouse operations from landfill by fiscal year end 2026.
•Eliminate unnecessary plastic in shipments to customers and only utilize reusable, compostable or 100% recyclable content for necessary plastic packaging to customers by fiscal year end 2023.

Ambition 2. Create a culture and cultivate a community where all people are inspired, empowered and thrive.

Priority 1. Ensure our workforce remains diverse and for leadership to reflect the population of individual contributors.

•Maintain on average 40% representation of racial and ethnic minorities for the U.S. corporate workforce through fiscal year end 2026.
•Maintain on average 50% representation of individuals identifying as women and non-binary in the U.S. workforce through fiscal year end 2026.
•Double representation of LatinX leadership in the new hire classes at our Secaucus warehouse by fiscal year end 2026.
•Double representation of Black and LatinX leadership in new hire classes at our Dallas warehouse by fiscal year end 2026.

Priority 2. Use our platform to support and amplify diversity in fashion.

•$6 million cumulative spend with Black designers between fiscal year 2022 and fiscal year end 2026.
•Ensure at least 40% representation of racial and ethnic minorities in our marketing materials and imagery by fiscal year end 2026.
Seasonality
We experience seasonality in our business, which has been impacted and may in the future change due to the effects of COVID-19, the macro environment, and business decisions. For our Subscription rentals, we typically acquire the highest number of subscribers in March through May and September through November, as these are the times customers naturally think about changing over their wardrobes. We generally see a higher rate of subscribers pause in the summer, and in mid-December through the end of January. In the third and fourth fiscal quarters, our Reserve business historically (prior to COVID-19) benefited from increased wedding and holiday events but this seasonality has varied since the onset of COVID-19. In fiscal year 2022, we believe that a price increase of our Subscription programs in April 2022 affected traditional seasonal patterns. In fiscal year 2023, we believe that changes in rental product in-stock levels and changes to promotional prices also disrupted typical seasonality. Given continued business changes, our future seasonality may not resemble historical trends.
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

Government Regulation

We are subject to a wide variety of complex laws and regulations in the United States and other jurisdictions in which we operate. The laws and regulations govern many issues related to our business practices, including those regarding consumer protection, worker classification, wage and hour, sick pay and leaves of absence, anti-discrimination and harassment, whistleblower protections, background checks, privacy, cybersecurity, intellectual property, health and safety, environmental, competition, fees and payments, pricing, product liability and disclosures, property damage, communications, employee benefits, taxation, unionization and collective bargaining, contracts, arbitration agreements, class action waivers, terms of service, and accessibility of our mobile app or website.

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

As of January 31, 2024, we had five issued patents in the United States that expire between 2031 and 2038 and three issued foreign patents. While we believe our patents in the aggregate generally enhance our competitive position, no single patent is material to us as a whole.

We register our brand names and product names, taglines and logos in the United States to the extent we determine appropriate and cost-effective. As of January 31, 2024, we had a total of 25 registered trademarks in the United States and 68 registered trademarks in non-U.S. jurisdictions, as well as certain pending trademark applications. As of January 31, 2024, we had also registered a total of 15 copyrights. We also register domain names for certain websites that we use in our business, such as www.renttherunway.com, as well as similar variations to protect our brands and marks from cybersquatters.

We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners. It is our practice to enter into confidentiality and invention assignment agreements (or similar agreements) with our employees, consultants, and contractors involved in the development of intellectual property on our behalf. We also enter into confidentiality agreements with other third parties in order to limit access to, and disclosure and use of, our confidential information and proprietary information. We also place limitations on the use of our proprietary technology and intellectual property through provisions in our terms of service. We intend to adopt additional measures to establish and protect our intellectual property rights to the extent we believe it would be beneficial and cost effective.

Employees and Human Capital Resources

As of January 31, 2024, we had a total of 938 full-time employees and 166 part-time employees in the United States and Ireland, the majority of whom are based in our fulfillment centers in New Jersey and Texas. As of January 31, 2024, our technology team consisted of 140 employees, across engineering, data analytics, IT, product, software quality assurance, user experience and design, including a team of 59 in Galway, Ireland, primarily in engineering and data analytics. Our investments in technology have matured our technology stack over time and enabled us to scale more efficiently and meet our technology goals while reducing our fiscal year 2023 technology headcount year over year. None of our employees are represented by a labor union or covered by collective bargaining agreements and we have not experienced any work stoppages.

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

See “Our ESG (Environmental, Social and Governance) Impact Strategy” for more information about our goals.

Corporate Information

We were incorporated as Rent the Runway, Inc. in Delaware on March 3, 2009. We completed our initial public offering (“IPO”) in October 2021. For additional information regarding reclassification of our stockholder equity in connection with our IPO, see Note 2 - Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. Our Class A common stock trades on The Nasdaq Capital Market (“Nasdaq”) under the symbol RENT. Our principal executive offices are located at 10 Jay Street, Brooklyn, New York 11201 and our website address is www.renttherunway.com.

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
We have grown rapidly in the last several years, due in large part to the growth in demand for our Subscription offerings; however, our historical growth rates and financial performance should not necessarily be considered indicative of our future performance. To effectively manage and capitalize on our growth, we must continue to enhance customer experience and attract and retain customers (particularly subscribers), iterate our subscription products, invest in digital consumer innovation, expand our brand awareness and marketing, and upgrade our management information and reverse logistics systems and other processes. Our growth and growth strategies have in the past strained, and could in the future strain, our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diverse employee base. Failure to scale and preserve our company culture as we grow could also harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
Our growth strategy is focused on continuing to grow, engage, and retain our subscriber and customer base, expanding our brand partner relationships and product assortment, increasing our advertising and other marketing spending, and continuing to invest in our offerings and technology. The majority of our revenue is generated by our subscribers. Our base subscription plans range in price and customers can customize their subscription monthly by purchasing additional slots and shipments. Our subscriptions renew automatically on a monthly basis and subscribers may disable automatic renewal by canceling or pausing their subscription prior to the next month’s bill date. As a result, even though a significant number of subscribers have historically renewed their monthly subscription, there can be no assurance that we will be able to retain a significant portion of subscribers beyond the existing monthly subscription periods. In addition, any limitation or restriction imposed on our ability to bill our subscribers on a recurring basis, whether due to new regulations or otherwise, may significantly lower our subscription retention rate. We also offer our customers the option to rent or buy items via our Reserve offering and Resale offering, respectively. Our Subscription plans and offerings do not have demonstrably long track records of success and may not grow as much or as fast as we expect. For example, our active subscriber growth rate decreased year over year in fiscal year 2023 and, although we are focused on growth initiatives, may continue to decline in the future. In addition, our annual revenue was roughly flat year-over-year in fiscal year 2023. We presently anticipate a modest increase in our year-over-year revenue growth rate in fiscal year 2024; however, if our growth rates continue to decline, the perception of our business, financial condition and results of operations by investors and our third-party service providers and brand partners may be adversely affected.
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
•be effective and efficient in our paid marketing;
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
The growth of our business is dependent upon our ability to continue to grow by cost-effectively adding new customers and retaining existing customers. Historically, a substantial portion of new customer acquisition has originated from organic word-of-mouth and other non-paid referrals. Our current marketing initiatives are focused on re-engaging lapsed and paused customers, retaining existing customers and growing our base of new customers.In addition, in fiscal year 2024, we are focused on growing traffic and conversion rates and refreshing our lifecycle marketing engine. Although we expect to make significant investments in these areas going forward, these investments may not result in an increase in customer loyalty or higher customer engagement. As a result, our levels of paid and organic growth may continue to fluctuate and/or overall growth may decline.

Paid marketing is a key part of our growth strategy and we are currently focused on enhancing our current processes and approach, including by continuing to leverage technology to measure our effectiveness and efficiency. During 2023, we allocated a portion of our budgeted marketing expense to rental product purchases in the second half of 2023. We believe this change negatively impacted subscriber acquisition in the third and fourth quarters of 2023. We also utilize promotional pricing to attract customers and subscribers who may have heightened price sensitivity and not be willing to pay full price for our offering when the promotion period expires. In the third quarter and fourth quarters of 2023, we reduced promotional pricing for Subscription, which we believe negatively impacted subscriber acquisition. However, we believe that being less promotional going forward will enhance retention and customer experience and is in the best interest of the long-term health of the business. This approach may not be successful or sustainable and is likely to result in lower subscriber acquisition in the short term. In addition, it is likely that we will conduct additional experiments and may make changes to our promotions strategy in the future, depending on market conditions and other factors. We may incur marketing expenses significantly in advance of the time we anticipate recognized revenue associated with such expenses. In addition, our paid marketing may be unsuccessful for various reasons, including not effectively reaching potential customers or being cost-effective (particularly as costs increase for performance marketing), changes in regulations (e.g., privacy) or third-party interference could limit the effectiveness of search engines, social media platforms, and other tools for marketing, potential customers may decide not to rent through our platform or the spend of new customers may not yield the intended return on investment, any of which could negatively affect our results of operations. In addition, the success of our marketing initiatives overall depends upon our marketing team and leadership, which has experienced recent transition as we focus on building creative and strategic talent on the team. If our team building efforts or marketing strategies are not successful or are not executed successfully, our growth may decline and we may not achieve our profitability goals.
Further, customer preferences may change and customers may not rent through our platform as frequently or spend as much with us. We strive to drive conversion of new subscribers from current and former customers; however, if their behavior changes or they are not satisfied with our offering for any reason, our ability to grow subscribers may be impacted. If we are not able to continue to expand our customer base through cost-effective methods, we may not meet our revenue and profitability goals, our revenue may grow slower than expected or decline, and investors may lose confidence in our business. Relatedly, an inability to attract and retain customers could harm our ability to attract and retain brand partners, who may decide to partner with alternative platforms.
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
If existing customers no longer find our offerings and products appealing, appropriately priced or easy to use, or if we are unable to provide high-quality support to customers to help them resolve issues in a timely and acceptable manner, they may stop using our offerings, negative publicity may be generated and word-of-mouth and other referrals may be hampered. If our customers no longer perceive our subscription plans as appropriately priced and cancel or pause their subscriptions, our business and financial results could be harmed. We are focused on investing in our customer and delivering even more value to her, including by adding an extra item to each shipment since the first quarter of fiscal year 2023, increasing the depth and breadth of our rental product selection, and emphasizing the value proposition of our offering in our marketing materials; however these or other initiatives to retain customers may not be successful at improving customer satisfaction, subscriber retention and/or revenues and may require additional costs or lead to unanticipated consequences. Even if our existing customers continue to find our offerings and products appealing and our customer service satisfactory, they may decide to downgrade to a less frequent, lower cost subscription and/or rent fewer items due to price sensitivity and/or changing demand or other reasons. If customers downgrade their subscriptions or make fewer or lower priced rentals, our financial results could be negatively affected.
We have a history of losses, and we may be unable to achieve or sustain profitability.
We had a net loss of $(113.2) million and $(138.7) million for the years ended January 31, 2024 and 2023, respectively, and have in the past had net losses. As of January 31, 2024, we had an accumulated deficit of $(1,053.1) million. Because we have a short operating history at scale, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to sustain or increase our profitability.
Our ability to generate profit depends on our ability to grow customers and revenue and drive operational efficiencies in our business to generate better margins. In fiscal years 2022 and 2023, we took significant steps to reduce our operating costs, improve our margins, and make progress towards profitability, which is an important financial goal for us over time. Nevertheless, our efforts may be unsuccessful and we may continue to generate net losses in order to:
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
If we fail to anticipate and respond successfully to new and changing fashion trends and consumer preferences and accurately forecast consumer demand, our business could be harmed.
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

We have not always predicted our customers’ preferences and acceptance levels of our products with accuracy. We have observed that our customers live, work, socialize and travel differently than they did prior to the COVID-19 pandemic and that these behaviors continue to evolve, which influences what they wear and has made trend predictions challenging. We may misjudge demand and over or under purchase rental product. In addition, external events may disrupt or change customer preferences and behaviors in ways we are not able to anticipate. During the second quarter of 2023, lower rental product depth levels negatively impacted active subscribers, particularly new subscribers, and we have focused our efforts on improving and maintaining rental product depth levels during the third and fourth quarters of 2023.
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
Further, although we use our data and business insights to predict our customers’ preferences and gauge demand for our products, there is no guarantee that our data and business insights will accurately anticipate demand. As has occurred in the past, if our teams do not predict customer demand and tastes well or if our algorithms do not help us reorder the right products or write off the right products in a timely manner, we may not effectively attract and retain customers or manage our products and our operating results will be adversely affected.
Shipping and logistics are a critical part of our business and our supply chain and any changes or interruptions in shipping or logistics operations could adversely affect our operating results.

We currently primarily rely on a national carrier for our outbound and inbound logistics. However, we continue to maintain relationships with tier two and tier three carriers in order to provide redundancies and manage potential shipping disruptions from time to time. While we have confidence in our current strategy, we cannot predict changes in market conditions or how relying on a single national carrier may impact customer sentiment and satisfaction, which could lead to unanticipated costs and/or have a material adverse effect on our business and financial condition.
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
In addition to offering the ability to return products by dropping off items with third-party shipping vendors, we offer at-home pickup for customers located in multiple markets. We believe at-home pickup is more convenient for many customers. Although we have had positive customer feedback and adoption to date, at-home pickup is a newer offering and may not be successful over the long-term. In the event that we do not successfully and cost-effectively manage at-home pickup logistics, it will make it more difficult for us to satisfy our customers and efficiently manage shipping costs, which will negatively affect our brand, financial condition and results of operations.
If we are unable to acquire and manage our products effectively and plan for future expenses, our operating results could be adversely affected.
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

We have been focused on expanding our relationships with brand partners and continuing to work to increase the proportion of our products procured under Exclusive Designs and Share by RTR arrangements, which are our more capital-efficient ways of acquiring rental product. For our Exclusive Designs, RTR generally sources the materials and relies upon third-party manufacturing partners to produce products. For Wholesale and Share by RTR items, entering into contracts in advance of a particular season requires brand partners to agree to incur costs related to sourcing and manufacturing products before we have paid for them, which requires the brand partners to continue to trust us. If we were viewed as less financially viable by our brand partners and/or their financing partners or factoring companies, including as a result of our Nasdaq listing compliance and status, we may receive less favorable terms and conditions from our brand partners, including requiring upfront payments or other demonstrations of credit. The cash flow benefits we currently experience from our brand partners’ willingness to revenue share could be adversely affected if revenue share terms change or if brand partners no longer wish to revenue share due to (1) lack of trust in us, (2) lack of revenue earned in comparison to the projections we provided, or (3) their inability to continue to spread their earnings out over the time period that the products are earning revenue on our website, among other reasons. For our Exclusive Design arrangements, we must continue to increase the number of brand partners with whom we work, design an assortment of styles that meet customer demand, maintain and enhance our third-party manufacturing capabilities and partner relationships and ensure the products manufactured meets brand partners’, customers’ and our quality standards. Our ability to obtain a sufficient selection or volume of products on a timely basis at competitive prices could suffer as a result of any deterioration or change in our partner relationships or events that adversely affect them and, in turn, could have a material adverse effect on our business.
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
Furthermore, whether accurate or not, negative publicity about our business, operations, or employees, and customer complaints has in the past, and could in the future, harm our reputation, customer trust and referrals of our services, brand partner confidence, vendor confidence, employee morale and culture, and our ability to recruit new employees effectively. In addition, negative publicity related to our brand partners, influencers and other vendors that we have partnered with may damage our reputation, even if the publicity is not directly related to us. Negative commentary concerning us or our brand partners may also be posted on social media platforms at any time and may have an adverse impact on our brand, reputation and business. The harm of negative publicity, particularly on social media platforms, may be immediate, without affording us an opportunity for redress or correction.
If we fail to maintain, protect, and enhance our brand successfully or to maintain and grow loyalty among customers, or if we incur substantial expenses in unsuccessful attempts to maintain, protect, and enhance our brand, we may fail to attract or increase the engagement of customers, and our business, financial condition, and operating results may suffer.
If we are not able to improve our website and mobile app performance, keep pace with technological changes, enhance our current offerings, and develop new offerings in a timely way to respond to the changing needs of partners and customers, our business, financial performance, and growth may be harmed.
Our industry is characterized by rapidly changing technology, new service and product introductions, and changing customer demands and preferences, and we are not able to predict the effect of these changes on our business. In addition, we believe that our future success depends, in part, on our ability to anticipate and respond effectively to new technology disruption and developments and keep pace more generally with technological changes and trends. These may include new software applications or related services based on artificial intelligence (such as our AI search beta launch), augmented reality, machine learning, or robotics or more generally evolving trends in e-commerce. For example, we are currently focused on improving the performance of our website and mobile application for our customers, including increasing site speed and reliability; however, our efforts may be unsuccessful. The technologies that we currently use to support our business platform are highly interconnected and complex (as discussed elsewhere in these risk factors) and may become inadequate or obsolete, and the cost of incorporating new technologies into our offerings and services may be substantial. In addition, any failure by us to adequately integrate technological developments in our approach to data management could harm our ability to leverage data, including customer data, collected through our technology and our systems, which could have a negative effect on our business. If we are unable to adequately utilize our data in support of our operations due technical or other limitations, our ability to drive leverage in operational efficiencies and to attract new customers and retain existing customers could be impaired. In addition, if we are unable to successfully leverage new technology to automate and otherwise enhance and drive efficiencies in our operations, our business, results of operations and financial condition could be harmed.
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
We rely heavily on the Internet, computer systems, hardware, in-house proprietary technology, third-party software and infrastructure, and customized off-the-shelf technology solutions across our business (collectively, our “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services. Our ability to effectively manage all areas of our business, particularly our product management and fulfillment operations, depends significantly on the reliability and capacity of these IT Systems. We are critically dependent on the integrity, connectivity, security and consistent operations of our IT Systems, which are highly dependent on coordination of our internal business, operations, product and engineering teams. For example, in September 2019, we experienced a software outage at our Secaucus, New Jersey facility, during which we were unable to fulfill thousands of Reserve and Subscription orders on a timely basis and made the decision to stop taking new orders until the issue was adequately resolved. We also experienced significant negative customer reviews and negative press as a result of the outage, which we believe damaged our customer relationships, reputation and brand. The outage also resulted in substantial financial losses and increased costs largely due to: lost revenues, customer refunds, credits, promotions and/or related payments, and incremental labor and shipping costs. Our insurance policy covered a substantial portion of these losses but not all of them. While we have taken remediation measures in response to the outage, additional outages or other disruptions have occurred and may occur in the future, which could harm our ability to meet customer expectations, fulfill orders, manage our products, and achieve our objectives for operating efficiencies and profitability.

The technology underlying our platform is highly interconnected and complex, and we detect bugs, errors, and vulnerabilities from time to time in the ordinary course of business. Because of the complexity of our technology, it is likely to contain additional undetected bugs, errors or vulnerabilities, some of which may have a material adverse effect on our business or operations. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. Moreover, due to the interconnected nature of our IT Systems, updates to parts of our code (including for product launches), third-party code, and application programming interfaces, on which we rely and that maintain the functionality of our IT Systems, are often very complex and could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platform and/or launch delays that negatively impact the customer experience and functionality of our offerings. In some cases, such as our mobile application, certain errors are only able to be correctable through updates distributed through slower, third-party mechanisms, such as app stores, and may need to comply with third-party policies and procedures to be made available, which may add additional delays due to app review and customer delay in updating their mobile apps. In addition, our IT Systems and business operations are increasingly reliant on machine learning systems and artificial intelligence technologies, which are complex, expected to pose new or unknown cybersecurity risks and challenges, and may have errors or inadequacies that are not easily detectable. These systems may inadvertently reduce the efficiency of our IT Systems, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies, or otherwise are inconsistent with our brand, guiding principles and mission. Any errors or vulnerabilities discovered in our code or IT Systems generally could also result in damage to our reputation, loss of our customers, unauthorized disclosure of personal and confidential information, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business.
Any significant technology disruption or failure, cyberattack or data security incident could adversely affect our business, financial condition and operations.
Our ability to effectively manage our business, particularly our product management, order and fulfillment operations, depends significantly on the reliability and capacity of the Internet and our IT Systems. We also collect, process and store sensitive and confidential information, including our proprietary business information and information regarding our customers, employees, suppliers and business partners, including personally identifiable information (collectively, “Confidential Information”). The secure processing, maintenance and transmission of Confidential Information is critical to our operations. Our IT Systems and those of our service providers and business partners may be subject to damage or interruption from power outages or damages, telecommunications problems, data corruption, software errors, network failures, acts of war or terrorist attacks, fire, flood and natural disasters. Our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to identify, detect, prevent, or recover from data corruption or loss or long-term network or operational outages. In addition, we upgrade our existing IT Systems and incorporate new technology systems from time to time in order for such systems to support the needs of our business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations. In addition, our failure to implement upgrades to our IT Systems, whether due to cost savings or resource constraints, failure to identify the need or other reasons, could negatively impact our business.
Additionally, despite various security measures that have been implemented, our IT Systems and those of our third-party service providers and business partners as well as the Confidential Information stored thereon are vulnerable to numerous and evolving cybersecurity risks that threaten their confidentiality, integrity and availability, including security incidents, attacks by diverse threat actors (including hackers, hacktivists, and state-sponsored organizations) acts of vandalism, malware, social engineering, denial or degradation of service attacks, computer viruses, software bugs or vulnerabilities, supply chain attacks, phishing attacks, ransomware attacks, credential stuffing attacks, misplaced or lost data, human errors, malicious insiders or other similar events. If unauthorized parties gain access to our Confidential Information, IT Systems or other information, or those of our third-party service providers or business partners, they may be able to steal, publish, sell, delete, use inappropriately or modify private and sensitive information, including credit card information and personally identifiable information or proprietary business information, any or all of which could harm our business, financial condition and results of operations.

In particular, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be necessary to make extortion payments, but we may be unable to do so if applicable laws or governmental pressure prohibit or prevent such payments. We are also a frequent target of credential stuffing and account takeover attacks, for example where email addresses and passwords involved in security incidents reported by other companies are used to attempt to gain unauthorized access to our platform or IT Systems. In addition, employees may intentionally or inadvertently cause data or security incidents that result in unauthorized release of Personal Information or other Confidential Information. Further, company-issued laptops or other devices have been, and may in the future be, lost, stolen, or infected with malware. Because the techniques and tools (including artificial intelligence) used to circumvent security systems change frequently, are becoming increasingly sophisticated, are designed to evade detection and remove forensic evidence, are often not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to timely or effectively anticipate, detect or recover from cyberattacks or security incidents in the future. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our Confidential Information and IT Systems. For example, as further described later in these risk factors, we have identified material weaknesses in certain controls related to our IT Systems.
Certain of the aforementioned types of cyberattacks and security incidents have occurred in the past to us and our third-party providers, and may occur in the future, resulting in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of Confidential Information. For example, although no sensitive information was affected, our platform has been the subject of phishing attempts, credential stuffing attacks and brute force attacks (i.e., attempts to try different username and password credentials to gain access to our platform), and other account takeover tactics. The security measures we employ to prevent, detect, and mitigate unauthorized use of user credentials and potential harm to our users from the theft of or misuse of user credentials on our network may not be, and have not always been, effective in every instance.
We also rely on a number of third-party providers of products and services to operate our critical internal and external operations, such as the processing of Personal Information and other Confidential Information. Examples of third parties include, but are not limited to, our shipping partners, human resources information system, payment processor, and various IT Systems providers. These service providers may not have adequate security measures and could experience a security incident that compromises the confidentiality, integrity, or availability of the IT Systems they operate for us or the Confidential Information they process on our behalf and may not be able to contain or recover from such incidents or to notify us in a timely manner. Moreover, we or our third-party service providers may be more vulnerable to such attacks in remote or hybrid work environments. Any cyberattack, security incident, or material disruption or slowdown affecting our Confidential Information or IT Systems or those of our third-party service providers or business partners, could result in costly investigations and litigation (including class action lawsuits), civil or criminal penalties, operational changes or other response measures, restoration and remediation costs, loss of consumer confidence in our security measures, negative publicity, and/or reputational harm, any of which could have a material adverse effect on our business, financial condition, and results of operations.
While we maintain cyber insurance that may help provide coverage for these types of events, we cannot provide assurances that our insurance will be adequate to cover costs and liabilities related to these incidents or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

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

We rely on third parties to support our business, including, among other things, portions of our technology development and support and certain payment processing services. We have experienced, and may in the future experience, adverse changes to the terms of our agreements with vendors and other commercial partners based on perception of our creditworthiness. If we are viewed as less financially viable by third-party providers, including as a result of our Nasdaq listing compliance and status, we may receive less favorable terms and conditions, including requiring upfront payments or other demonstrations of credit.

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
Our results of operations could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. Even if our revenue increases, our revenue growth rates may decline in the future as a result of a variety of factors, including macroeconomic factors, increased competition, and the maturation of our business. As a result, comparing our results of operations on a period-to-period basis or our revenue growth rate for any prior period may not be meaningful. In addition to other risk factors discussed in this Annual Report, factors that may contribute to the variability of our quarterly and annual results include:
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
We have taken and plan to continue to take actions intended to further reduce our cost structure. For example, in September 2022 and January 2024, we announced restructuring plans intended to reduce costs, streamline our organizational structure and drive operational efficiencies and growth. These plans or other future restructuring plans present significant risks that could have a material adverse effect on our operations, financial condition, results of operations, cash flow, or business reputation. Such risks include:
•the failure to achieve targeted cost savings and efficiency, and growth, cash flow and profitability goals;
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

Environmental, social and governance matters may adversely impact our business and reputation.
There has been increased focus, including by consumers, investors, employees and other stakeholders, as well as by governmental and non-governmental organizations, on ESG matters generally and with regard to the fashion industry specifically. We expect that this increased focus on ESG considerations will affect some aspects of our operations. For example, we expect to be subject to various disclosure requirements (such as information on greenhouse gas emissions, climate risks, use of offsets, and emissions reduction claims) from the SEC’s climate disclosure rule and the State of California, among other regulations or requirements. These requirements may not always be uniform across jurisdictions, which may result in increased complexity, and cost, for compliance. Separately, various regulators have adopted, or are considering adopting, regulations on environmental marketing claims, including but not limited to the use of “sustainable”, “eco-friendly”, “recyclable” or similar language in product marketing. Any of the foregoing may require us to make additional investments or incur additional costs for the collection of data and/or preparation of disclosures and associated internal controls, and in turn, may adversely impact our business, operating results and financial condition.

Further, any failure by us to meet our Impact Strategy goals for any reason, including due to the potential changes to the prioritization of these goals, or a loss of confidence on the part of customers, investors, employees, brand partners and other stakeholders as it relates to our ESG initiatives could negatively impact our brand or the demand for our offerings, or lead to enforcement actions or litigation, adversely affecting our financial condition, results of operations and prospects. These impacts could be difficult and costly to overcome, even if such concerns were based on inaccurate or misleading information. In addition, achieving our Impact Strategy goals or complying with ESG-related disclosure requirements may result in increased costs in our supply chain, fulfillment and/or corporate business operations, and could deviate from our initial estimates and have a material adverse effect on our business and financial condition. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, we may lose potential or current customers, we may be unable to recruit and retain employees effectively, and potential or current investors may elect to invest with our competitors instead.

Voluntary or required standards and research regarding environmental, social and governance initiatives could change and become more onerous for both us and our third-party suppliers and vendors to meet successfully. Evolving data and research could undermine or refute our current claims and beliefs that we have made in reliance on current research, which could also result in costs, a decrease in revenue and negative market perception that could have a material adverse effect on our business and financial condition. Alternatively, if we are unable to satisfy such new criteria, investors may conclude that our policies or actions with respect to corporate responsibility are inadequate. We risk damage to our brand and reputation in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.

A variety of organizations measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, the company’s efforts and impacts on climate change and the environment and human and labor rights, ethics and compliance with law, human capital and diversity, equity and inclusion matters, and the role of the Company’s board of directors in supervising ESG issues. Unfavorable ESG ratings could lead to negative investor sentiment toward us and/or our industry, which could have a negative impact on our access to and costs of capital. In light of investors’ and other stakeholders’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet our stakeholders’ or society’s ESG expectations or achieve our ESG goals and financial goals. Additionally, many of our third-party suppliers and vendors may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

The effects of climate change and related regulatory, customer and investor responses may adversely impact our business.
Our corporate offices, fulfillment centers and facilities of our brand and manufacturing partners are subject to risks relating to climate change and other environmental impacts. For example, the physical effects of climate change, such as more intense, prolonged, and/or frequent severe weather events, natural disasters and/or significant changes in climate patterns or temperatures, may result in facility damage, supply chain interruptions (including but not limited to challenges regarding the availability and quality of water and raw materials), changes in the availability and/or cost of insurance, as well as other adverse impacts. Similarly, our carbon emissions and our business’ overall impact on the environment could subject us to reputational, market and/or regulatory risks and could result in changes in consumer preferences. Climate change and other environmental concerns may cause social, economic and physical disruptions in the places where we operate, including disruptions to our supply chain and to local infrastructure and transportation systems which could limit material availability and quality, disrupt our data management and communications systems, increase product costs, impact our ability to ship and deliver products, prevent access to our physical locations and negatively impact the economy, consumer confidence and discretionary spending. In addition, implementing changes to mitigate these risks may result in substantial short- and long-term additional operational expenses, which may materially affect our profitability.

We rely on the experience and expertise of our Co-Founder and Chief Executive Officer, senior management team, key technical and strategic employees and hourly personnel.
We believe that our success and future growth depend largely upon the continued services of our senior management team, including our Co-Founder, Chief Executive Officer and Chair, Jennifer Y. Hyman. From time to time, there have been and may be future changes in our executive management team resulting from the hiring or departure of these executives. Our executive officers are employed on an at-will basis, which means they may terminate their employment with us at any time. The loss of one or more of our executive officers, the failure to appropriately manage executive transitions, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business. We do not maintain key man life insurance with respect to any member of management or other employee.

In addition, our future success will depend upon our ability to attract and retain employees, particularly for key roles, such as engineering and technology (including data science), brand, marketing, buying and planning, and logistics, as well as hourly fulfillment workers and customer service agents. Such efforts have required, and are expected to continue to require significant time, expense, and attention as there is intense competition for such individuals, particularly in New York City, Galway, New Jersey and Texas, and new hires require significant training and time before they achieve full productivity. We may be unable to maintain competitive wage and salary levels, which may increase further due to inflation and potential laws increasing minimum wages. Our inability to maintain competitive wage and salary levels could increase attrition and make recruiting more difficult. Alternatively, we may be required to increase current compensation levels to attract and retain employees, which could negatively impact our profitability goals. In addition, prospective and existing employees often consider the value of the equity awards they may receive in connection with their employment and our stock price has declined significantly since our 2021 IPO. If the perceived value of our equity awards is inadequate or experiences significant volatility, it may adversely affect our ability to recruit and retain key employees. In July 2023, we completed an option exchange designed to incentivize and retain employees, directors and other service providers by providing the ability to exchange outstanding stock options for RSUs, which was approved by stockholders. This option exchange, however, may not have the intended incentivization and retention benefits, particularly in light of our current stock price performance. Further our continued efforts to optimize our cost structure and organization design has made, and in the future may, make it more difficult to attract and retain employees for key roles.
Our corporate employees primarily worked remotely from March 2020 to April 2022. Since then, we have reopened our offices and moved to a hybrid working model for New York City and Galway. We have continued to shift to a more office-centric model in New York City. If our current model is not aligned with our employees’ preferences, it may adversely affect our ability to recruit and retain employees and may negatively impact our company culture, collaboration and productivity, and may be something that we need to revisit in the future.

We have experienced in the past, and may in the future experience, voluntary attrition at significant rates for various reasons, including challenges with employee morale following our recent restructurings, perception of our business and financial condition, challenging labor market conditions such as rising wages, and a decreased level of workforce participation. If we are unable to attract and retain qualified employees in a timely fashion, particularly for the key roles described above, our ability to achieve our strategic objectives will be adversely impacted, and our business and future growth prospects will be harmed.
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
We believe that our company culture has been critical to our success. Our company culture stands for being entrepreneurial, passionate, kind and positive. Our ability to continue to cultivate and maintain this culture is essential to our growth and continued success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:
•failure to maintain and/or improve employee morale and engagement in light of our office-centric approach in our New York City headquarters, our 2022 and 2023 restructuring plans, perception of our business and financial condition, and our continued efforts to ensure a cost-conscious and efficient workforce that supports our growth and profitability goals;
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

In particular, we are focused on driving inclusiveness, innovation and stronger business results by attracting a diverse talent pool and continuing to foster an inclusive work environment for all our employees. Although we have adopted policies to promote compliance with laws and regulations as well as to foster a respectful workplace for all employees, our employees may fail to abide by these policies. In addition to damaging our reputation, actual or alleged misconduct could tarnish our culture and reputation, result in negative publicity, affect the confidence of our stockholders, regulators and other parties and could have a material adverse effect on our business, financial condition and operating results.
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
As of January 31, 2024, we had $306.7 million aggregate principal amount of borrowings under a credit facility with Double Helix Pte Ltd. as administrative agent for Temasek Holdings (as subsequently amended, the “2023 Amended Temasek Facility”). The 2023 Amended Temasek Facility matures in October 2026. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot provide assurance that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See “Note 8 —Long-Term Debt” in the Notes to Consolidated Financial Statements for more information on our indebtedness.

Our 2023 Amended Temasek Facility contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our business, financial condition and results of operations.
The terms of our 2023 Amended Temasek Facility include a number of covenants that limit our ability to (subject to negotiated exceptions), among other things, incur additional indebtedness, incur liens on assets, enter into agreements related to mergers and acquisitions, dispose of assets or pay dividends and make distributions. Additionally, the 2023 Amended Temasek Facility includes a minimum liquidity maintenance covenant of $30 million and provides that the Company may not exceed mutually agreed upon quarterly and annual spend levels for rental product capital, fixed operating, and marketing expenditures during fiscal year 2024 of $51 million, $100 million (excluding $10 million of specified permitted expenditures), and $30 million, respectively, on an annual basis, and to-be-agreed levels for fiscal years 2025 and 2026, subject to the debt holders’ consent and certain exceptions. The terms of our 2023 Amended Temasek Facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies which are not subject to such restrictions.
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
In connection with the preparation of our consolidated financial statements as of January 31, 2021, we identified material weaknesses in our internal control over financial reporting, as described below. As of January 31, 2024, these material weaknesses were still in the process of being remediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the listing standards of Nasdaq, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, financial condition, and results of operations. Furthermore, most members of our management team do not have prior experience in running a public company. We have hired certain employees and engaged consultants to assist us in complying with these requirements; however we may invest additional resources in our compliance efforts, including hiring more employees or employees with additional credentials or engaging outside consultants, which may increase our operating expenses. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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

We are an “emerging growth company” and a “smaller reporting company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our Class A common stock less attractive to investors.
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

We are also a "smaller reporting company" as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies as long as we qualify as such, even after we are no longer an EGC, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
The COVID-19 pandemic had a material adverse impact on our business. Other future pandemics or public health crises may have a similar adverse impact on our business.

The COVID-19 pandemic materially adversely affected our operating and financial results during fiscal year 2020 in many ways, including a significant reduction in Active Subscribers resulting from the decrease in special events, social gatherings and interactions outside the home, delays in the shipment and delivery of our products due to disruptions of the operations of our brand partners, and the implementation of temporary salary cuts, employee layoffs and furloughs, and pausing recruiting efforts, which negatively impacted employee morale and resulted in an increase in regrettable employee attrition.

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments include the useful life and salvage value of rental product, incremental borrowing rate to determine lease liabilities and right-of-use assets, valuation of share-based compensation and warrants, and recoverability of long-lived assets. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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
We are subject to numerous evolving laws and regulations in the United States and around the world, including those relating to consumer protection, environmental protection, intellectual property, consumer product safety, privacy and information security, taxation, and immigration, labor, and other employment law matters, such as workplace safety, particularly in our fulfillment centers, and wage and hour regulations. There has been a continued regulatory focus on automatically renewing subscription offerings, such as ours. For example, California’s Automatic Renewal Law, and the federal Restore Online Shoppers’ Confidence Act (the “ROSCA”), require companies to adhere to enhanced disclosure and cancellation requirements when entering into automatically renewing contracts with subscription customers. Regulators and private plaintiffs have brought enforcement and litigation actions against companies, challenging automatic renewal and subscription programs.
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
From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, environmental regulations, and other matters that could adversely affect our business operations and financial condition. For example, on November 14, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the Eastern District of New York against the Company, certain of its officers and directors, and the underwriters of its IPO, entitled Rajat Sharma v. Rent the Runway, Inc., et al. The complaint, which has since been amended, alleges that we violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements, and by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory damages, attorneys’ fees and costs and such other relief as deemed just and proper by the court. See Note 16, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements for more details.

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
Our success depends in part on our ability to obtain, maintain, protect, and enforce our intellectual property rights, including those in our proprietary technologies, know-how, and brand. To protect our rights to our intellectual property, we rely on a combination of trademark, copyright patent, and trade secret laws, domain name registrations, confidentiality agreements, and other contractual arrangements with our employees, affiliates, customers, strategic partners, vendors, and others. However, the protective steps we have taken and plan to take may be inadequate to deter infringement, misappropriation or other violations of our intellectual property or proprietary rights and we may be unable to enforce all of our intellectual property rights. Failure to adequately protect and enforce our intellectual property could harm our brand, devalue our proprietary technology and content, and adversely affect our ability to compete effectively.

If we fail to protect our intellectual property rights adequately, our competitors may gain access to our intellectual property and proprietary technology and develop and commercialize substantially identical offerings or technologies. We may not timely or successfully register our trademarks in all jurisdictions, which could enable third parties to use our brand name and thus create potential impediments to any efforts to expand the business outside of the U.S. The copyright registrations we have obtained for our website may not adequately protect all material contained on our website, and these registrations do not cover any material that is not part of our website. The patent prosecution process is expensive and time-consuming. We may not be able to prepare, file and prosecute all necessary or desirable patent applications at a commercially reasonable cost or in a timely manner or in all relevant jurisdictions, creating an opportunity for third parties to patent the same technology while preventing us from continuing to use it. It is also possible that we may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Moreover, depending on the terms of any future in-licenses to which we may become a party, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology in-licensed from third parties. Any patents, trademarks, copyrights, or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative proceedings or litigation. There can be no assurance that our patent applications will result in issued patents, or that any such patents will be of sufficient scope to adequately protect our proprietary technology or provide us with any meaningful competitive advantage. Moreover, failure to comply with applicable procedural, documentary, maintenance, renewal, fee payment and other similar requirements with the United States Patent and Trademark Office or other similar governmental agencies or administrative bodies could result in abandonment or lapse of the affected intellectual property rights. Further, the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights in those countries may be inadequate. Accordingly, despite our efforts to obtain and protect our intellectual property, it may be possible for unauthorized third parties to copy our offerings and capabilities and use information that we regard as proprietary to create offerings that compete with ours.
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
Third parties may assert claims against us alleging that we infringe upon, misappropriate, dilute or otherwise violate their intellectual property rights, particularly as we expand our business. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. These claims, regardless of their merit, could be expensive and time consuming to defend and could divert management resources. We cannot predict the outcome of lawsuits or administrative proceedings, and we cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. If these claims are resolved against us, we could incur significant monetary liability, or we could be prevented from renting or selling some of our products or using some of our technology. In addition, a finding of liability or other resolution of claims may require us to change our business model, redesign or rebrand our products, replace portions of our technology platform, license rights from third parties, cease using certain brand names or other intellectual property rights altogether, or make substantial payments for royalty or license fees, legal fees, disgorgement of profits, corrective advertising, settlement payments or other costs or damages. Further, licenses may not be available to us on reasonable terms, if at all. Any of these events could harm our business and cause our results of operations, liquidity and financial condition to suffer.

Our use of third-party open-source software could adversely affect our ability to offer our products and offerings and subjects us to possible litigation.
We use third-party open-source software in connection with the development and deployment of our software applications and will likely use third-party open-source software in the future. Some open-source licenses require that source code that is developed using open-source software be made available to the public at no cost and that any modifications or derivative works to certain open-source software continue to be licensed under open-source licenses, which in some circumstances could include valuable proprietary code. In some circumstances this could require valuable proprietary code to be made available as open-source software, and may also prohibit charging fees to licensees. While we employ practices designed to monitor our compliance with the licenses of open-source software and try to ensure that we do not use any of the open-source software in a manner that would require us to disclose our proprietary source code or preclude us from charging fees, we cannot guarantee that we will be successful. We cannot guarantee that all open-source software is reviewed prior to use in our platform, or that our developers have not incorporated (and will not in the future incorporate) open-source software into our products and offerings without our knowledge. Furthermore, there are an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. As a result, there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products and offerings. If we were to receive a claim of non-compliance with the terms of any of our open-source licenses, we may be required purchase a costly license, to publicly release certain portions of our proprietary source code, to limit or cease our use of some or all of our software, or expend substantial time and resources to re-engineer some or all of our software. We could also be precluded from charging fees for third-party use of our proprietary code.
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
We are subject to rapidly changing and increasingly stringent laws and industry standards relating to data privacy, data security, data protection, and consumer protection. The restrictions, obligations and costs imposed by these laws, or our actual or perceived failure to comply with them, could materially impair our ability to grow our business and negatively impact the results of our operations and subject us to liabilities that adversely affect our business, operations, and financial performance.
We collect, process, store, and use a wide variety of data from current and prospective customers, including personal information, such as home addresses, payment card numbers (through our payment processor) and geolocation. These activities are regulated by a variety of federal, state, local, and foreign data privacy, data security, data protection and consumer protection laws and regulations, as well as industry standards and guidelines, which have become increasingly stringent in recent years. We have in the past and may continue to be subject to allegations that we have violated one or more of these laws.
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

Further, the CCPA took effect on January 1, 2020. The CCPA gives California residents expanded rights related to their personal information, including a private right of action and statutory damages for certain violations, and imposes significant compliance obligations on in-scope businesses, including restrictions on “sales” and certain disclosures of personal information that may restrict our use of cookies and similar technologies for advertising purposes, and could cause us to incur additional CCPA compliance costs or create adverse effects as a result of its restrictions. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. For example, since the CCPA went into effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in Virginia, Colorado, Connecticut, and Utah, and will soon be enforceable in several other states as well. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. We expect to continue to invest in compliance initiatives and potentially implement business process changes to support our compliance efforts.
In addition, the Telephone Consumer Protection Act (the “TCPA”), imposes significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers, including requirements to obtain prior consent of the person being contacted in certain circumstances. We use text messages frequently to communicate with our customers. Efforts to comply with the TCPA do not prevent third-party claims (including class action lawsuits) that we have violated the TCPA from being brought, and such claims could be costly to litigate, and if successful, expose us to substantial statutory damages. Likewise, the Controlling the Assault of Non-Solicited Pornography and Marketing Act (the “CAN-SPAM”), imposes specific restrictions and requirements on our efforts to send marketing materials via email, including notice obligations and content requirements that must be addressed in our marketing emails and the ability for recipients to unsubscribe from such emails. The Federal Trade Commission and State Attorneys General also enforce a broad range of “unfair” or “deceptive” trade practice rules and regulations that expose us to potentially substantial costs, penalties, and injunctive relief in connection with all aspects of our sales, advertising, and marketing activities.
We are also subject to the European Union General Data Protection Regulation (the “GDPR”), due to certain of our employees being based in Ireland. The GDPR, which is wide-ranging in scope and applies extraterritorially, imposes substantial requirements and restrictions relating to the processing of personal data, including the personal data of our employees based in Ireland. In addition, GDPR compliance requirements continue to rapidly evolve, which poses compliance challenges for many companies, including us.The GDPR also imposes strict rules on the transfer of personal data out of the EU, including to the U.S., which have significantly evolved in recent years, including as a result of various challenges and court rulings. We expect such rules to continue evolving and face additional challenges in the future, adding to the legal complexity and uncertainty.
In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards by which we are legally or contractually bound. If we fail to comply with these contractual obligations or standards, we may face substantial liability or fines. Consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanisms and “opt-out preference signals” as a result of industry regulatory or legal developments, the adoption by consumers of browser settings or “ad-blocking” software, and the development and deployment of new technologies (including technologies using artificial intelligence) could materially impact our ability to collect data or reduce our ability to deliver relevant promotions or media, which could materially impair the results of our operations. In addition, the U.S. Federal Trade Commission and U.S. State Attorneys General, and international regulators, are increasingly active in investigating and bringing enforcement actions against companies on claims related to notice, transparency, choice and processing of Personal Information in the context of sales and marketing and advertising activities.
Further, we are subject to the PCI Data Security Standard, which is a multifaceted security standard that is designed to protect payment card data as mandated by payment card industry entities. We rely on vendors to handle PCI matters for us and to ensure PCI compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI Data Security Standard, based on past, present, and future business practices, which could subject us to fines, restrictions and expulsion from card acceptance programs, have an adverse impact on our business and reputation, and be costly for us to defend.

We may not be successful in achieving compliance with the rapidly evolving privacy, data security, and data protection requirements discussed above, as well as other data privacy, security and consumer protection frameworks that currently, or may in the future, apply to us, despite our efforts to comply. All of these frameworks are constantly evolving and are not always consistent with each other, leading to uncertainty in interpretation. Any actual or perceived non-compliance could result in litigation (including class action lawsuits) and proceedings against us by governmental entities, customers or others, fines and civil or criminal penalties, limited ability or inability to operate our business, offer services, or market our business in certain jurisdictions, negative publicity and harm to our brand and reputation, and reduced overall demand for our products and offerings. Such occurrences could adversely affect our business, financial condition, and results of operations. Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruptions in or failure or security intrusion of our systems or third-party systems where information important to our business operations is stored. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance policies may not cover any or all claims made against us and could have high deductibles, and defending a suit, regardless of its merit, could be costly and divert management attention.
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
As of January 31, 2024, we had federal net operating loss carryforwards of $631.1 million, $152.0 million of which will expire at various times through 2038. Furthermore, we had state net operating loss carryforwards of $598.0 million, which will expire at various times through 2041. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. While our U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, the deductibility of such federal net operating losses is limited. In addition, for state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. In 2021, we completed a Section 382 analysis covering the period beginning in March 2009 and ending in March 2021. From the study, we concluded we experienced an ownership change in 2010 (but not since then) and $1.3 million of net operating losses (“NOLs”) were subject to the limitation. However, all of those NOLs were available by the year ended January 31, 2017. We may have experienced since March 2021 and may experience in the future additional ownership changes as a result of shifts in our stock ownership, some of which may be outside of our control. Any ownership change may result in the imposition of additional limitations on our ability to utilize our NOLs existing at the time of the ownership change. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our cash flows may be adversely affected. We have recorded a full valuation allowance against our U.S. deferred tax assets, which includes net operating loss carryforwards.
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
In the event any tax audit or other proceeding is determined adversely to us, the resulting liabilities (including any penalties and interest) may have an adverse effect on our cash flows. If we expand the scale of our international business activities, any changes in the United States or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition, and results of operations. New income or other tax laws or regulations could be enacted at any time, and existing tax laws and regulations could be interpreted, modified, or applied adversely to us. Any such new laws or regulations or the interpretation, modification or application of existing laws and regulations may materially and adversely impact our business, financial condition, results of operations and cash flows.

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

We rely on third parties to provide the payment processing infrastructure underlying our business. If these third-party providers become unavailable or unavailable on favorable terms, our business could be adversely affected.
We rely on third parties to provide payment processing infrastructure, to accept card payments from customers and through our banking partners, to remit payments to suppliers. These third parties may refuse to renew our agreements with them on commercially reasonable terms or at all. Furthermore, we rely on a single payment processor, which may increase our risks of being unable to process payments and deliver our products in a timely and cost-effective manner. In the event of interruption, we may not be able to develop alternate or secondary processing without incurring material additional costs and substantial delays. If these providers become unwilling or unable to provide these services to us on acceptable terms or at all, our business may be disrupted. For certain payment methods, including credit and debit cards, we pay interchange fees and other processing and gateway fees, and such fees result in significant costs. Online payment providers have also required, and may in the future require, us to provide demonstrations of credit based on providers’ perceptions of our creditworthiness. In addition, online payment providers pay fees to banks to settle funds, and there is no assurance that such online payment providers will not pass any costs on to us, as and when such costs increase. If these fees or other obligations increase over time, our operating costs will increase, which could adversely affect our business, financial condition, and results of operations.
Outages or other failures of our payment processors could harm our business and cause customers to lose trust in our payment operations and cause them to discontinue use of our products and services. If the quality or convenience of our payment processing declines or does not keep pace with industry standards, the attractiveness of our business to customers could be adversely affected. For example, we plan to enhance our payment operations in the future; however, our efforts may be unsuccessful or delayed for various reasons and may fail to meet customer expectations. If we are forced to migrate to other third-party payment service providers for any reason, the transition would require significant time and management resources, and may not be available on acceptable terms or be as effective, efficient, or well-received by our customers.
Our business relies on third-party cloud infrastructures, and any disruption of, or interference with, our use of cloud infrastructures could adversely affect our business, financial condition or results of operations.
In 2022, we migrated a substantial portion of our primary production environment, core architecture, and data centers to a new third-party cloud provider, which provides a distributed computing infrastructure as a service platform for business operations. We use another third-party cloud provider for other portions of our business. Our third-party cloud providers provide the cloud computing infrastructure we use to host our website and mobile application, serve our customers and support our operations and many of the internal tools we use to operate our business. Our website, mobile application, internal tools and operations use computing, storage, data transfer and other functions and services provided by our third-party cloud providers. We do not have control over the operations of the facilities of our third-party cloud providers. In addition, our third-party cloud providers’ facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures and other events beyond our control. In the event that any third-party provider’s systems or service abilities are hindered by any of the events discussed above, particularly in a region where our website is mainly hosted, our ability to operate our business may be impaired. A decision to close their facilities without adequate notice or other unanticipated problems or disruptions could result in lengthy interruptions to our business. Further, our agreements with our third-party cloud providers do not provide us with an adequate remedy for every scenario that could negatively affect our business and limit our third-party cloud providers’ liability. All of the aforementioned risks may be exacerbated if our business continuity and disaster recovery plans prove to be inadequate.

Additionally, data stored with our third-party cloud providers may be subject to cybersecurity risks that threaten the confidentiality, availability, and integrity of such data, including threats or attacks from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks, employee theft or misuse and general hacking. Any of these security incidents could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our customers’ data or disrupt our ability to provide our products and offerings, including due to any failure by us or our service providers to properly configure our cloud environment. Our business’ continuing and uninterrupted performance is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our merchandise and offerings to them. We may not be able to easily switch our third-party cloud operations to another cloud or other data center provider if there are disruptions or interference with cloud services and, even if we do switch our operations, other cloud and data center providers are subject to the same risks. Sustained or repeated system failures would reduce the attractiveness of our products and offerings, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our brand and reputation and may adversely impact our business.
Our third-party cloud providers do not have an obligation to renew their agreements with us on terms acceptable to us or at all. Although alternative data center providers may be able to host our business on a substantially similar basis to our current third-party cloud providers, transitioning our cloud infrastructure to alternative providers could potentially be disruptive, and we could incur significant one-time costs. If we are unable to renew our agreement for our cloud services on commercially acceptable terms, our agreements with our third-party cloud providers are prematurely terminated, or we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If our third-party cloud providers or other infrastructure providers increase the costs of their services, our business, financial condition or results of operations could be materially and adversely affected.

We depend on search engines, social media platforms, mobile application stores, content-based and cross-context behavioral online advertising and other online sources to attract consumers to and promote our website and our mobile application, which may be affected by third-party actions or interference beyond our control and, as we grow, our marketing and/or customer acquisition costs will continue to rise.

Our success depends on our ability to attract consumers to our website and mobile application and convert them into customers in a cost-effective manner. We depend, in large part, on search engines, social media platforms, mobile application stores, content-based online and cross-context behavioral advertising and other online sources for traffic to our website and mobile application.
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

Our ability to maintain and increase the number of consumers directed to our products from digital platforms is not entirely within our control. Search engines, social media platforms and other online sources often revise their algorithms products, and APIs, and introduce new advertising products. If one or more of the search engines or other online sources on which we rely for traffic to our website and our mobile application were to modify its general methodology for how it displays our advertisements or keyword search results or change their APIs without sufficient notice, as they have in the past and may again in the future, fewer consumers may click through to our website and our mobile application or have difficulty accessing our sites, and our business and operating results are likely to suffer. Our efforts to attract consumers and convert them into customers also rely heavily on the use of cookies and similar tracking technologies, and our ability to use and benefit from such technologies may be restricted or prohibited by changes in the law, market practice, or technology, or third parties who are not under our control. For example, Apple utilizes “opt-in” privacy models for mobile applications using its operating system such as ours, requiring such applications to give consumers the choice to allow or deny the use of tracking technologies to engage in targeted advertising and similar activities, which may reduce the efficacy of our marketing tracking. In addition, if our online display advertisements are no longer effective or are not able to reach certain customers due to their use of ad-blocking software, our business and operating results could suffer. Furthermore, changes in customer acceptance or usage of our online sources for traffic could adversely impact the effectiveness of our advertising.

Additionally, changes in regulations could limit the ability of search engines and social media platforms to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. If the effectiveness of marketing through search engines and social media platforms diminishes, or if costs of through such channels increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to other channels and our business and operating results could be adversely affected.

Furthermore, we depend on the Apple App Store to distribute our mobile application, and because many of our customers access our products through our mobile application, any changes to the Apple App Store terms and conditions or how the Apple App Store functions in connection with our mobile application could adversely affect our business. Apple has broad discretion to change its respective terms and conditions, including those relating to the amount of (and requirement to pay) certain fees associated with our use of the Apple App Store, to interpret its respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our ability to distribute our mobile application through its stores, the features we provide and the manner in which we market in-application products. We cannot provide assurance that Apple will not limit, eliminate or otherwise interfere with the distribution of our mobile application, the features we provide and the manner in which we market our mobile application. To the extent it does so, our business, financial condition, and results of operations could be adversely affected.
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

We have in the past incurred and may in the future incur losses from various types of fraud, including claims that a customer did not authorize a purchase, customers who have closed bank accounts or have insufficient funds to satisfy payments, customers who use stolen credit cards to make purchases, customers who fraudulently rented multiple products at once and customers who have failed to return rentals. In addition to the direct costs of such losses, if the fraud is related to credit card transactions and becomes excessive, it could result in us paying higher fees or losing the right to accept credit cards for payment. In addition, under current credit card practices, we are typically liable for fraudulent credit card transactions. We have implemented fraud prevention measures, such as detection tools to identify irregular or high risk customer order patterns, to reduce the risk of fraud. However, these measures may be insufficient to prevent or detect fraud and our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action, and lead to costs, fees, and expenses that could substantially impact our operating results.
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
We are required to meet the continued listing requirements of the Nasdaq Capital Market and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements. In particular, we are required to maintain a minimum bid price for our listed Class A common stock of $1.00 per share and maintain a minimum market value of $35 million for our listed securities. If we do not meet these continued listing requirements, our Class A common stock could be delisted. On October 20, 2023, we received a letter from The Nasdaq Stock Market LLC indicating that, for the last thirty consecutive business days, the bid price for our Class A common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until April 17, 2024, to regain compliance. The letter stated that the Nasdaq staff would provide written notification that we have achieved compliance with the Bid Price Rule if at any time before April 17, 2024, the bid price of our Class A common stock closed at $1.00 per share or more for a minimum of ten consecutive business days.

In addition, on March 27, 2024, we received a letter from The Nasdaq Stock Market LLC indicating that the Company is no longer in compliance with the minimum market value of listed securities of $35,000,000 required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “Minimum Market Value Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we were provided a period of 180 calendar days, or until September 23, 2024, to regain compliance. The letter stated that the Nasdaq staff would provide written notification that we have achieved compliance with the Minimum Market Value Rule if at any time before September 23, 2024, the Company’s market value of listed securities closed at $35,000,000 or more for a minimum of ten consecutive business days.

Neither letter had an immediate effect on the listing or trading of our Class A common stock.

On March 21, 2024, a reverse stock split of our Class A and Class B common stock was approved by our stockholders and our Board subsequently determined to effect the reverse stock split at a ratio of 1-for-20. This amendment became effective on April 2, 2024 and we began trading on a post-split basis on April 3, 2024 (the “Reverse Stock Split”). The Reverse Stock Split is intended to allow us to regain compliance with the Bid Price Rule; however there can be no assurance that we will be successful in doing so, or in maintaining our compliance once achieved, if our stock price declines below $1.00 in the future. In addition, there can be no assurance that we will be successful in regaining compliance with the Minimum Market Value Rule.

If we do not regain compliance with the Bid Price Rule by April 17, 2024, or compliance with the Minimum Market Value Rule by September 23, 2024, and if it appears to the Nasdaq staff at such time that we will not be able to cure the applicable deficiency, Nasdaq would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist our securities. There can be no assurance that the Nasdaq staff would grant our request for continued listing subsequent to any delisting notification.

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
Our executive officers, directors, and stockholders party to our stockholders’ agreement entered into in connection with our IPO, in the aggregate, beneficially own over 50% of the voting power of our outstanding common stock as of January 31, 2024. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
Our management has broad discretion in the use of our cash resources and may not use them effectively.
Our management has broad discretion, subject to our 2023 Amended Temasek Facility, in the application of our cash resources, which may include working capital, to fund growth and for other general corporate purposes. We may also use a portion of our cash resources to acquire or make investments in businesses, products, offerings, and technologies. We may also spend or invest these proceeds in a way with which our stockholders disagree. The failure by our management to apply these funds effectively could adversely affect our ability to pursue our growth strategies and expand our business. Pending their use, we may invest these funds in a way that does not produce income or that loses value.

Our business and financial performance may differ from any projections that we disclose or any information that may be attributed to us by third parties.
From time to time, we may provide guidance regarding our projected business and/or financial performance. However, any such projections involve risks, assumptions, and uncertainties, and our actual results could differ materially from such projections. Factors that could cause or contribute to such differences include, but are not limited to, those identified in the risk factors described in this Annual Report, some or all of which are not predictable or within our control. Other unknown or unpredictable factors also could adversely impact our performance, and we undertake no obligation to update or revise any projections, whether as a result of new information, future events, or otherwise. In addition, various news sources, bloggers, and other publishers often make statements regarding our historical or projected business or financial performance, and you should not rely on any such information even if it is attributed directly or indirectly to us.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our cybersecurity risk management program is managed separately from our other risk management programs.

Key elements of our cybersecurity risk management program include but are not limited to the following:

•risk assessments designed to help identify material cybersecurity risks to our critical systems and information;

•a security team principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents;

•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

•cybersecurity awareness training of our employees, incident response personnel, and senior management;

•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

•a risk management process for certain third-party service providers, suppliers, and vendors based on, among other things, their criticality to our operations, access to RTR data, cybersecurity risk profile, and business requirements.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the headings: “Any significant technology disruption or failure, cyberattack or data security incident could adversely affect our business, financial condition and operations.” and “Our business relies on third-party cloud infrastructures, and any disruption of, or interference with, our use of cloud infrastructures could adversely affect our business, financial condition or results of operations.” included as part of our risk factor disclosures in Part I, Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance

Our full Board considers cybersecurity risk as part of its risk oversight function and oversees management’s implementation of our cybersecurity risk management program. The Board receives quarterly reports from management on cybersecurity risks. In addition, management is responsible for updating the Board, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant.

Our SVP, Engineering and our VP, Technology & CISO are the members of our management team who are primarily responsible for assessing and managing our material risks from cybersecurity threats. Their team has primary responsibility for our overall cybersecurity risk management program and they supervise our internal cybersecurity personnel and our external cybersecurity consultants. Our management team has deep expertise in e-commerce and consumer retail. In addition, our VP, Technology & CISOs experience includes developing secure products as well as head of security and CISO positions at both public and private companies.

Under the supervision of our SVP, Engineering and our VP, IT, Infra & Security, the security team takes steps to stay informed about and monitor efforts to prevent, detect and respond to, as well as recovery efforts with respect to cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.
Item 2. Properties
Our corporate headquarters is located in Brooklyn, New York, which consists of approximately 47,000 square feet of space under a lease that expires in November 2032. We also lease and operate two fulfillment centers in Secaucus, New Jersey and Arlington, Texas under leases that expire in August 2029 and May 2030, respectively. We also lease commercial spaces in New York City and Galway, Ireland.

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
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

Our Class A common stock is listed on the Nasdaq Capital Market under the symbol “RENT.”

Holders of Record

As of April 5, 2024, there were approximately 159 stockholders of record of our Class A common stock and seven stockholders of record of our Class B common stock. The number of stockholders of record is based upon the actual number of holders registered on this date and does not include holders of common stock in “street name” by brokers or other entities on behalf of stockholders.

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

There has been no material change in the expected use of the net proceeds from our IPO, as described in our final prospectus filed with the SEC on October 27, 2021 pursuant to Rule 424(b) under the Securities Act of 1933. As of the date of this filing, all net proceeds have been applied.

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
The following graph shows a comparison from October 27, 2021 (the date our common stock commenced trading on Nasdaq), through January 31, 2024, of the cumulative total returns for our common stock, the Nasdaq Composite Index and the S&P Retail Select Index. The graph assumes $100 was invested at the market close on October 27, 2021 in our Class A common stock, the Nasdaq Composite Index, and the S&P Retail Select Index, respectively. Such returns are based on historical results and are not intended to suggest future performance. The Nasdaq Composite Index and S&P Retail Select Index assume reinvestment of any dividends. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion focuses on fiscal years 2023 and 2022 financial condition and results of operations and year-to-year comparisons between fiscal years 2023 and 2022. Discussion of fiscal year 2021 financial condition and results of operations and year-to-year comparisons between fiscal years 2022 and 2021 are included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

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

Overview
We give customers ongoing access to our “unlimited closet” — with thousands of styles by hundreds of designer brands — through our Subscription offering or the ability to rent a-la-carte through our Reserve offering. We also give our subscribers and customers the ability to buy our products through our Resale offering, which offers customers pre-loved styles from our closet at a discount to retail price, up to 90% off of designer retail value. These offerings allow us to engage and serve our subscribers and customers across diverse use cases from everyday life to special occasions. We have served approximately 3 million lifetime customers across all of our offerings and we had 173,247 ending total subscribers5 (active and paused) as of January 31, 2024. We had 125,954 active subscribers as of January 31, 2024. The majority of our revenue is highly recurring and is generated by our subscribers. For the years ended January 31, 2024 and 2023, respectively, 88% and 86% of our total revenue (including Reserve and Resale revenue) was generated by subscribers while they were active or paused.
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

On October 29, 2021, we closed our initial public offering (“IPO”), in which we issued and sold 850,000 shares at the public offering price of $420.00 per share. We received net proceeds of $327.3 million after deducting underwriting discounts and commissions and offering expenses.

5 Ending total subscribers represents the number of subscribers with an active or paused membership as of the last day of the period and excludes subscribers who had an active or paused subscription during the period, but ended their subscription prior to the last day of the fiscal period.

Recent Developments

Debt Restructuring

On December 1, 2023, we entered into an amendment to our term loan with Double Helix Pte Ltd. as administrative agent for Temasek Holdings (as amended by the 2023 Amendment, the “2023 Amended Temasek Facility”). The 2023 Amended Temasek Facility, among other things, (i) eliminates all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023; (ii) reduces the minimum liquidity maintenance covenant under the 2023 Amended Temasek Facility from $50 million to $30 million; and (iii) provides that we may not exceed mutually agreed upon quarterly and annual spend levels for rental product capital expenditures, fixed operating expenditures and marketing expenditures during fiscal year 2024 of $51 million, $100 million (excluding $10 million of specified permitted expenditures), and $30 million, respectively, and to-be-agreed levels for fiscal years 2025 and 2026, subject to the debt holder’s consent and certain exceptions. The maximum expenditure amounts are consistent with our anticipated spend for fiscal year 2024 and reflect lower amounts relative to fiscal year 2023 for rental product capital expenditures and fixed operating expenditures and roughly flat amounts for marketing expenditures.

Corporate Restructuring Plan

On January 9, 2024, we announced a restructuring plan to focus our workforce and cost structure on key growth opportunities and support our profitability goals. The plan primarily included total workforce reductions of approximately 10% of corporate employees (primarily a reduction in force, with some open role closures/reduced backfills).

Restructuring charges of $2.0 million for severance and related costs were recognized during the year ended January 31, 2024 and are reflected in Restructuring charges on our Consolidated Statements of Operations. We recorded asset impairment charges of $1.1 million during the year ended January 31, 2024 related to the discontinuation of a software implementation project in connection with the January 2024 restructuring plan. The charge is reflected in Loss on asset impairment related to restructuring on our Consolidated Statements of Operations. We may incur additional restructuring charges in the future.

The January 2024 restructuring plan is expected to generate total annual operating expense savings of approximately $12 million, which primarily includes the reduction in force, with some open role closures/reduced backfills, and excludes potential hiring of new employees or other additions to the Company’s costs and expenses. The restructuring plan was substantially completed by the end of the fourth quarter of fiscal year 2023 and is expected to be fully completed by the end of the second quarter of fiscal year 2024.

See Note 4, “Restructuring and Related Charges” in the Notes to the Consolidated Financial Statements for more details on these charges.

Reverse Stock Split

In March 2024, our stockholders approved, and our Board of Directors selected a 1-for-20 reverse stock split of our outstanding shares of Class A common stock and Class B common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective on April 2, 2024 and began trading on a post-split basis on April 3, 2024. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the Reverse Stock Split. Shares of Class A common stock and Class B common stock underlying outstanding warrants, stock options, and restricted stock units were proportionately decreased and the respective per share value and exercise prices, if applicable, were proportionately adjusted.

Additional Key Fiscal Fourth Quarter, Fiscal Year 2023 and Recent Business Highlights:

•Increased rental product in-stock rates through our depth strategy, which significantly improved the customer experience, led to a 20 point increase in Subscription Net Promoter scores from the second quarter of fiscal year 2023 to the fourth quarter of fiscal year 2023 and increased customer loyalty by 10% in the fourth quarter of fiscal year 2023 compared to the fourth quarter of fiscal year 2022.

•Transformed prospect experience with merchandising-heavy, use-case based hubs, showing the customer how we are a solution for her needs for work, events, travel and every day. New prospect experience has already driven increases in conversion.
•Achieved significant growth in our 'Try Before You Buy' resale business with record quarterly and annual resale revenue. We believe that our model is a competitive advantage for us as we are able to offer exceptional pricing to customers on rental product they already have at home and already love, in order to increase customer loyalty, fund rental product newness and generate strong margins.
•Grew Concierge Program to nearly 40% of early-term customers offering 1:1 styling advice to customers alongside help with their orders. The Concierge Program has driven higher loyalty and we believe is ready for continued scale.
•Hired Natalie McGrath as Chief Marketing Officer to re-engage our customer growth flywheel. Natalie joined us on March 4, 2024 from Afterpay where she led Marketing for North America and Europe. We have started the year reigniting brand love by celebrating women in our core customer demographic. We launched LinkedIn and "Real Runway" campaigns, which both share influential women’s stories. Our LinkedIn campaign called for nominations and self-nominations of women’s achievements in the workplace, and garnered approximately 630 million total impressions.
Key Operating and Financial Results. We have achieved the following operating and financial results for the years ended January 31, 2024 and 2023, respectively:

•Revenue was $298.2 million and $296.4 million, respectively, representing 0.6% growth year-over-year;
•125,954 and 126,712 ending Active Subscribers6 (excluding paused subscribers), respectively, representing a change of (1)% year-over-year;
•135,211 and 128,586 Average Active Subscribers7, respectively, representing 5% growth year-over-year;
•173,247 and 171,998 ending Total Subscribers (including paused subscribers), respectively, representing 1% growth year-over-year;
•Gross Profit was $119.7 million and $120.0 million, respectively, representing a gross margin of 40.1% and 40.5%, respectively;
•Net Loss was $(113.2) million and $(138.7) million, respectively. Net Loss as a percentage of revenue was (38.0)%, and (46.8)%, respectively, and included $3.1 million and $7.7 million of restructuring and related charges, respectively;
•Adjusted EBITDA was $26.9 million and $6.7 million, respectively, representing an Adjusted EBITDA margin of 9.0% and 2.3%, respectively;
•Net cash used in operating activities plus net cash used in investing activities was $(70.3) million and $(92.0) million, respectively;
•Net cash used in operating activities plus net cash used in investing activities as a percentage of revenue was (23.6)% and (31.0)%, respectively; and
•Cash and Cash Equivalents was $84.0 million and $154.5 million, respectively.
6 Active Subscribers is defined as ending total subscribers as of period end, excluding paused subscribers.
7 Average Active Subscribers represents the mean of the beginning of quarter and end of quarter Active Subscribers for a quarterly period; and for other periods, represents the mean of the Average Active Subscribers of every quarter within that period.

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
The chart below summarizes the percentage of new items acquired via each method. In total, approximately 61% of new items were acquired through the more capital-efficient channels in fiscal year 2023, approximately 58% in fiscal year 2022 and approximately 55% in fiscal year 2021. Both our purchasing power and the diversification into Share by RTR and Exclusive Designs have led to a decrease in rental product capital expenditures (or Purchases of Rental Product as presented in the Consolidated Statement of Cash Flows) as a percentage of revenue over time. We plan to further decrease the percentage of units acquired through Wholesale and increase the percentage of units acquired through our more capital-efficient channels, Exclusive Designs and Share by RTR over time. We expect to incur considerably lower Purchases of Rental Product in fiscal year 2024 relative to fiscal year 2023 due to fiscal year 2023 being impacted by the need to make rental product depth adjustments.

	Description	Consolidated Statement of Operations	Consolidated Balance Sheets	Consolidated Statement of Cash Flows	Percent of Items Acquired in FY 2023 / 2022 / 2021
WHOLESALE	Items are acquired directly from brands partners, typically at a discount to wholesale price	Cost is recognized through straight-line depreciation, with a three-year useful life and 20% salvage value, in the "Rental Product Depreciation and Revenue Share" line ⁽¹⁾	Total cost is capitalized as "Rental Products" in long-term assets	Total cost is recognized as a capital expenditure ("Purchases of Rental Product") at time of acquisition	39% / 42% / 45%
SHARE BY RTR ⁽²⁾	Items are acquired directly from brand partners on consignment, at zero to low upfront cost, with performance-based revenue share payments to our brand partners over time	Upfront and performance-based revenue share payments are expensed as incurred in the "Rental Product Depreciation and Revenue Share" line	Items are not capitalized on the balance sheet as we do not own them	Upfront revenue share payments flow through Net Income as incurred	33% / 27% / 33%

EXCLUSIVE DESIGNS ⁽²⁾⁽³⁾	Items are designed using our data in collaboration with our brand partners We manufacture through third-party partners and pay the brand partner an upfront fee and minimal revenue share payments	Upfront and performance-based revenue share payments are expensed as incurred in the "Rental Product Depreciation and Revenue Share" line

Manufacturing cost is recognized through straight-line depreciation, with a three-year useful life and 20% salvage value, in the "Rental Product Depreciation and Revenue Share" line ⁽¹⁾	Manufacturing cost is capitalized as "Rental Products" in long-term assets	Upfront and revenue share payments flow through Net Income as incurred Manufacturing cost is recognized as a capital expenditure ("Purchases of Rental Product") at time of acquisition	28% / 31% / 22%
For additional details, refer to the section titled "Business - Our Unique Brand Partner Approach."
⁽¹⁾ The cost of accessory items, which made up less than 10% of the gross book value of rental product as of January 31, 2024, is recognized through straight-line depreciation with two-year useful life and 30% salvage value.
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

We provide a flexible offering that allows our subscribers to customize their subscription as their everyday life changes, choosing to pause and reactivate their membership as needed. We have also historically seen that many subscribers who cancel their subscription will return and resubscribe when membership again makes sense for their everyday life. Our strategies in fiscal year 2023 were focused on investing in and improving the customer experience to drive growth, including improving rental product in-stock levels, which we believe impacted subscriber growth in the second and third quarters of fiscal year 2023. Our data indicates that newer subscribers were most negatively impacted by lower rental product in-stock levels. We have implemented plans to address these lower in-stock levels through higher levels of rental product depth per style in future rental product purchases. We have seen an improvement to retention in the third and fourth quarters of fiscal year 2023 and expect these changes to have an even greater positive impact during fiscal year 2024. We believe that improving retention in the first 90 days of a subscription, which is when the majority of subscriber churn typically occurs, can increase loyalty and subscriber growth. Further, in the second quarter of fiscal year 2023, we experimented with changes to our initial promotion prices for Subscription, which impacted subscriber acquisition. We further reduced promotions in the third quarter of fiscal year 2023, as we believe that being less promotional going forward will have improved effects on retention and the overall health of the business over the longer-term and enable us to invest these resources into the customer experience. We expect our promotional activities to be below historical averages in the near to medium term, which is anticipated to reduce subscriber acquisition in the near term; however, depending on market conditions and other factors, we will likely conduct additional experiments and may make changes to our promotions strategy in the future, which could impact subscriber acquisition.
We partly assess the health of our business by analyzing the performance of our historical customer cohorts over time. We place customers in cohorts based on the fiscal year in which they first transacted with RTR. A significant portion of our total revenue in each fiscal year is generated from customers acquired in previous years. For example, approximately one-third of our revenue in fiscal year 2023 was generated by customers who placed their first order with us in fiscal year 2017 or prior.

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

As seen in the table below, our LTV to CAC ratio has remained relatively consistent for our fiscal year 2018 through fiscal year 2023 customer cohorts, with the exception of our fiscal year 2020 cohort which was impacted by the COVID-19 pandemic. The fiscal year 2021 cohort, which benefited from strong loyalty post-recovery from the pandemic, exhibited an LTV to CAC ratio of 0.7x in its first six months and 1.3x in its first twelve months, implying that we recovered our customer acquisition cost between six months and twelve months for this cohort. Our fiscal year 2023 cohort thus far is exhibiting an LTV to CAC ratio of 0.5x in its first six months. We anticipate that the improvement in our customer experience due to the improved trends of our in-stock rate in fiscal year 2023, and further expected improvement in fiscal year 2024 from our plan to reignite our lifecycle marketing strategy, will benefit the retention and lifetime value of our customer cohorts. Cohorts have continued to grow over time as our most loyal customers continued to spend with us, as demonstrated by the strength in the fiscal year 2018, 2019, 2020 and 2021 cohorts.

Brands and Products
Ability to Acquire, Manage and Monetize Products Efficiently. Our ability to deliver an elevated experience for our subscribers and customers that keeps them loyal to RTR depends on us having the right assortment. For example, in fiscal year 2023 we focused on enhancing the availability of the items on our site and increasing the depth of our buys (i.e., purchasing more units of particular styles). Due to our deep partnerships with brands, flexibility in our buying timelines and ability to react to advantageous retail purchasing environments, we can acquire products directly from brands in multiple cost effective ways. Our expertise in reverse logistics and garment restoration also provides us with the ability to monetize our products effectively over their useful life. Diversifying our product acquisition away from 100% Wholesale has driven higher overall product return on investment and reduced the capital needs of the business. In fiscal year 2023, approximately 61% of new items were acquired through our more capital efficient non-Wholesale channels, compared to 58% in fiscal year 2022 and 55% in fiscal year 2021. We plan to further increase the percentage of units acquired through Exclusive Designs and Share by RTR in fiscal year 2024. We continuously evaluate our product acquisition mix to maximize our strategic priorities.

Purchases of rental product includes the cost of wholesale products acquired in the period and other ancillary costs such as freight, where applicable. Many factors impact the purchases of rental product including our depth and acquisition mix strategy, the proportion of subscribers to total customers, timing of when those subscribers are acquired, the formality of styles, brand assortment, opportunities in the market and timing of when the rental product is received and paid for. Purchases of rental product as a percentage of revenue in fiscal year 2023 was 26% as a result of lower sales and the impact of the adjustment to our rental product depth in fiscal year 2023. Purchases of rental product as a percentage of revenue was 21% and 15% in fiscal year 2022 and 2021, respectively. We anticipate this percentage to decrease in fiscal year 2024 compared with fiscal year 2023 due to higher sales projections and the impact of the aforementioned adjustment to our rental product depth in fiscal year 2023. Due to seasonality factors, we track our progress on purchases of rental product as a percentage of revenue on a full year basis, as quarterly expenditures are not necessarily reflective of full year trends. In addition, we intend to comply with the mutually agreed upon quarterly and annual spend levels for rental product capital expenditures during fiscal year 2024 in our 2023 Amended Temasek Facility.

Ability to Achieve Leverage in our Cost Structure. Improving operational efficiency of our platform is imperative to increasing profitability. We expect certain of our operating costs to increase as order volume increases and as we make investments to grow subscribers and revenue and to enhance the customer experience. In September 2022, we announced a restructuring plan that reduced operating expenses by approximately $27 million in the four quarters following the restructuring compared to the annualized run rate for the second quarter of fiscal year 2022. In January 2024, we announced a restructuring plan expected to generate total annual operating expense savings of approximately $12 million, which primarily includes the reduction in force, with some open role closures/reduced backfills, and excludes potential hiring of new employees or other additions to the Company’s costs and expenses. Though we anticipate quarterly fluctuations in operating leverage, with these reductions and continuous improvements to our cost structure, we expect our fixed costs to decrease as a percentage of total revenue in fiscal year 2024, and over time we anticipate that our operating costs will grow more slowly than our total revenue on an annual basis. In addition, we intend to comply with the mutually agreed upon quarterly and annual spend levels relating to our operating costs (i.e., fixed operating expenditures and marketing expenditures) during fiscal year 2024 in our 2023 Amended Temasek Facility.

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

We use Adjusted EBITDA to assess our operating performance and the operating leverage of our business prior to capital expenditures. We also measure the cash consumption of the business including capital expenditures by assessing net cash used in operating activities and net cash used in investing activities on a combined basis. The 2023 Amended Temasek Facility reduces our cash interest payments during fiscal years 2024 and 2025 relative to the original agreement, which we expect to improve our overall liquidity.
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

We continue to take actions to adjust to the changing business environment and related inflationary pressure. For example, in light of potential pricing sensitivity in the current macro-economic environment, we are focused on investing in our customer and delivering even more value to her, and emphasizing the value proposition of our offering in our marketing materials. In addition, we increased wage rates during fiscal years 2022 and 2023 to attract and retain talent at our fulfillment centers and we expect to continue to be impacted by rising labor costs in the future. We also expect transportation costs to decrease as a percentage of sales in fiscal year 2024 due to transportation efficiencies and the impact of our new transportation contract with a major national carrier, effective in September 2023. While we expect to be able to reduce transportation costs as a percentage of sales in fiscal year 2024, we plan to continue to mitigate longer-term rising costs by seeking to optimize shipping methods and improve contractual and pricing terms. Although we continue to face a challenging environment, we plan to invest in our customers, manage our staffing and further leverage our transportation partners to help to drive growth and efficiencies in our business.

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

	Years Ended January 31,
	2024	2023	2022

Active Subscribers	125,954	126,712	115,240
Average Active Subscribers	135,211	128,586	93,371
Gross Profit	$119.7	$120.0	$69.7
Adjusted EBITDA (1)	$26.9	$6.7	$(19.2)
__________
(1)Adjusted EBITDA is a non-GAAP financial measure; for a reconciliation to the most directly comparable U.S. GAAP financial measure, net loss, and why we consider Adjusted EBITDA to be a useful metric, see “—Non-GAAP Financial Metrics” below.

Active Subscribers: Active Subscribers represents the number of subscribers with an active membership as of the last day of any given period and excludes paused subscribers. As of January 31, 2024, we had 125,954 Active Subscribers, a change of (1)% year-over-year. Our Active Subscribers decreased year-over-year, which we believe was primarily due to the impact of lower rental product in-stock levels, changes in our promotional strategy and lower marketing spend.

Average Active Subscribers: Average Active Subscribers represents the mean of the beginning of quarter and end of quarter Active Subscribers for a quarterly period; and for other periods, represents the mean of the Average Active Subscribers of every quarter within that period. As of January 31, 2024, we had 135,211 Average Active Subscribers, up from 128,586 as of January 31, 2023 or a 5% increase year-over-year.

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

Gross Profit was $119.7 million for the year ended January 31, 2024 compared to $120.0 million for the year ended January 31, 2023 representing Gross Margins of 40.1% and 40.5%, respectively. Gross Profit and Gross Margin for the year ended January 31, 2024 decreased slightly due to the impact of higher rental product depreciation and revenue share costs as a percentage of sales, partially offset by lower fulfillment costs as a percentage of sales, despite adding an additional unit to all subscription shipments in March 2023. We will seek to continue to drive fulfillment and operational efficiency gains over time and strategically evolve our mix of revenue and product acquisition to offset cost increases.
Adjusted EBITDA and Adjusted EBITDA Margin: We define Adjusted EBITDA as net loss, adjusted to exclude interest expense, rental product depreciation, other depreciation and amortization, share-based compensation expense, write-off of liquidated rental product assets, certain non-recurring or one-time costs (see below footnotes to the reconciliation table), non-ordinary course legal expenses, restructuring charges, loss on asset impairment related to restructuring, income tax (benefit) expense, warrant liability revaluation gains / losses, debt extinguishment gains / losses, other income and expense, and other gains / losses. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of total revenue, net for a period. Adjusted EBITDA was $26.9 million for the year ended January 31, 2024 compared to $6.7 million for the year ended January 31, 2023, representing margins of 9.0% and 2.3%, respectively. Adjusted EBITDA Margin significantly improved for the year ended January 31, 2024 due to the impact of the September 2022 restructuring plan, and improved operating leverage across technology, marketing and general and administrative expenses even with additional strategic investments. In the third quarter of fiscal year 2022, we launched a two-pronged pilot with Amazon to (1) sell our brand new Exclusive Design products wholesale and (2) launch a new liquidation partnership, which together contributed $5.1 million to Adjusted EBITDA in fiscal year 2022.

We believe we have the opportunity to improve Adjusted EBITDA and offset cost increases as we increase revenue and drive fulfillment and operational efficiency gains and operating expense leverage. In particular, we continue to expect our January 2024 restructuring plan to significantly reduce fixed costs and improve operating expense leverage in fiscal year 2024 compared to fiscal year 2023.
Components of Results of Operations
Total Revenue, Net
Our total revenue, net consists of Subscription and Reserve rental revenue and Other revenue. Total revenue is presented net of promotional discounts, credits and refunds and taxes.
Subscription and Reserve Rental Revenue.    We generate Subscription and Reserve rental revenue from subscription and Reserve rental fees. We recognize subscription fees ratably over the subscription period, commencing on the date the subscriber enrolls in a subscription program. These fees are collected upon enrollment and any revenue from an unrecognized portion of the subscription period is deferred to the following fiscal period. We recognize Reserve fees over the rental period, which starts on the date of delivery of the product to the customer. Reserve orders can be placed up to two months prior to the rental start date (formerly four months prior to the rental start date, effective October 2023) and the customer’s payment form is charged upon order confirmation. We defer recognizing the rental fees and any related promotions for Reserve rentals until the date of delivery, and then recognize those fees evenly over the four- or eight-day rental period.

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

Technology.    Technology expenses consist of personnel and related costs for employees engaged in software development and engineering, quality assurance, product, customer experience, data science, analytics and information technology-related efforts, net of personnel costs associated with capitalized software. Technology expenses also include professional services, third-party hosting expenses, website monitoring costs, and software and license fees. Over the long term, these expenses may increase (in total dollars) as we continue to improve the customer and subscriber experience and invest in our technology stack and infrastructure to support overall growth in our business. While these expenses may vary from period to period as a percentage of total revenue, we expect them to decrease as a percentage of total revenue over the longer term.
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
General and Administrative.    General and administrative (“G&A”) expenses consist of all other personnel and related costs for customer service, finance, tax, legal, human resources, fashion and photography and fixed operations costs. General and administrative expenses also includes occupancy costs (including warehouse-related), professional services, credit card fees, general corporate and warehouse expenses, other administrative costs, and gains and losses associated with asset disposals and operating lease terminations We expect to incur lower fixed cost G&A expense dollars and as a percentage of total revenue in the short term as a result of our restructuring plan. Over the longer term, these expenses may increase as we grow our infrastructure to support the overall growth of the business. Rent expense and other facilities-related costs may increase in the future due to inflation or to support overall business growth and fulfillment efficiencies. While these expenses may vary from period to period as a percentage of total revenue, we expect them to decrease as a percentage of total revenue over the longer term.
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

Restructuring Charges. Restructuring charges consist of severance and related costs associated with the January 2024 and September 2022 restructuring plans.

Loss on Asset Impairment Related to Restructuring. Loss on asset impairment related to restructuring consists of asset impairment charges related to the discontinuation of a software implementation project and two warehouse operations projects in connection with the January 2024 and September 2022 restructuring plans.
Interest Income / (Expense).    Interest income / (expense) consists primarily of accrued paid-in-kind interest, cash interest and debt issuance cost amortization associated with our 2023 Amended Temasek Facility going forward. The 2023 Amended Temasek Facility eliminates all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023.

Gain / (Loss) on Warrant Liability Revaluation, Net.     Gain / (loss) on warrant liability revaluation is associated with revaluing liability classified warrants to the respective fair value at period end or prior to conversion. As of January 31, 2024, all outstanding warrants are equity classified and therefore do not require remeasurement going forward.
Gain / (Loss) on Debt Extinguishment, Net.    Gain / (loss) on debt extinguishment is associated with debt extinguishment including the write off of the unamortized debt issuance costs. These are primarily non-cash and are associated with debt payment transactions which are non-recurring.
Other Income / (Expense).    Other income / (expense) consists primarily of proceeds from previous insurance claims, proceeds from monetizing tax credits associated with growth and Irish refundable tax credits.
Income Tax Benefit / (Expense).    Income taxes consist primarily of state minimum and foreign taxes. We have established a valuation allowance for our U.S. federal and state deferred tax assets, including net operating losses. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized by way of expected future taxable income in the United States.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following tables set forth our results of operations for the periods presented:

	Years Ended January 31,
	2024	2023	2022
	(in millions)
Revenue:
Subscription and Reserve rental revenue	$264.9	$268.6	$185.8
Other revenue	33.3	27.8	17.5
Total revenue, net	298.2	296.4	203.3
Costs and expenses:
Fulfillment	86.0	92.2	61.9
Technology	49.1	55.4	45.3
Marketing	31.2	35.1	26.5
General and administrative	101.6	109.0	104.4
Rental product depreciation and revenue share	92.5	84.2	71.7
Other depreciation and amortization	14.7	16.4	19.4
Restructuring charges	2.0	2.4	—
Loss on asset impairment related to restructuring	1.1	5.3	—
Total costs and expenses	378.2	400.0	329.2
Operating loss	(80.0)	(103.6)	(125.9)
Interest income / (expense), net	(33.7)	(36.8)	(53.0)
Gain / (loss) on warrant liability revaluation, net	—	—	(24.9)
Gain / (loss) on debt extinguishment, net	—	—	(12.2)
Other income / (expense), net	0.7	1.5	3.9
Net loss before income tax benefit / (expense)	(113.0)	(138.9)	(212.1)
Income tax benefit / (expense)	(0.2)	0.2	0.3
Net loss	$(113.2)	$(138.7)	$(211.8)
Comparison of the years ended January 31, 2024 and 2023
Total Revenue, Net.    Total revenue, net was $298.2 million for the year ended January 31, 2024, an increase of $1.8 million, or 0.6%, compared to $296.4 million for the year ended January 31, 2023. This increase was primarily driven by the increase in Average Active Subscribers and units purchased per subscriber.
In fiscal year 2024, we expect revenue to increase as we grow our customer base, improve the customer experience and continue to focus on our resale revenue.
Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $264.9 million for the year ended January 31, 2024, a decrease of $(3.7) million, or (1.4)%, compared to $268.6 million for the year ended January 31, 2023. This decrease was driven by lower reserve revenue and lower add-on rates, and was partially offset by an increase in Average Active Subscribers compared to the same period last year.
Other Revenue.    Other revenue was $33.3 million for the year ended January 31, 2024, an increase of $5.5 million, or 19.8%, compared to $27.8 million for the year ended January 31, 2023. This increase was primarily driven by an increase in Average Active Subscribers and the items purchased per subscriber. Other revenue represented 11.2% of total revenue, up from 9.4% in the same period last year. During the year ended January 31, 2023, we also recognized $2.3 million of revenue recognized from a pilot to sell our brand new Exclusive Design products wholesale to a third party retailer.

Costs and Expenses.    Total costs and expenses were $378.2 million for the year ended January 31, 2024, a decrease of $(21.8) million, or (5.4)%, compared to $400.0 million for the year ended January 31, 2023. This decrease was primarily driven by cost savings from the September 2022 restructuring plan and the implementation of our new transportation contract in September 2023, which reduced costs compared to the same period last year.
Fulfillment.    Fulfillment expenses were $86.0 million for the year ended January 31, 2024, a decrease of $(6.2) million, or (6.7)%, representing 28.8% of revenue, compared to $92.2 million for the year ended January 31, 2023, representing 31.1% of revenue. The decrease in fulfillment dollars and as a percentage of revenue was primarily driven by transportation and processing cost efficiencies and higher revenue per shipment that offset an increase in units per shipment due to the 5 item plan and an increase in wage rates during fiscal years 2022 and 2023. During the year ended January 31, 2023, we also recognized $1.2 million of fulfillment expenses related to the pilot to sell our brand new Exclusive Design products wholesale to a third-party retailer.

In fiscal year 2024, we expect fulfillment expenses to increase due to increases in volume and expected annual rate increases; however, we expect fulfillment expenses as a percentage of total revenue to decrease as a result of higher revenue per order and continued transportation and processing efficiencies.
Technology.    Technology expenses were $49.1 million for the year ended January 31, 2024, a decrease of $(6.3) million, or (11.4)%, compared to $55.4 million for the year ended January 31, 2023. This decrease was driven by cost savings from the September 2022 restructuring plan. We were able to realize these benefits while supporting growth initiatives including enhanced search, fit and discovery experience for the consumer. Technology expenses were 16.5% of revenue for the year ended January 31, 2024 compared to 18.7% for the same period last year as we saw increased operating leverage with higher revenue and a lower cost base post-restructuring. Technology related share-based compensation expense was $5.5 million for the year ended January 31, 2024 and was $5.9 million for the same period last year.

In fiscal year 2024, we expect technology expenses to decrease in dollars and as a percentage of total revenue compared to fiscal year 2023 as a result of our January 2024 restructuring plan and our continued focus on managing costs.
Marketing.    Marketing expenses were $31.2 million for the year ended January 31, 2024, a decrease of $(3.9) million, or (11.1)%, compared to $35.1 million for the year ended January 31, 2023. This decrease was driven by the reallocation of our budgeted marketing expenses to rental product purchases in fiscal year 2023. Marketing expenses unrelated to personnel costs were $28.5 million in the year ended January 31, 2024 and 9.5% of revenue, compared to $30.7 million and 10.3% of total revenue for the same period last year.

In fiscal year 2024, we expect marketing expenses to remain roughly flat in dollars compared to fiscal year 2023. The timing of our marketing expenses during the year will depend in part on the timing of marketing campaigns.

General and Administrative.    General and administrative (“G&A”) expenses were $101.6 million for the year ended January 31, 2024, a decrease of $(7.4) million, or (6.8)%, compared to $109.0 million for the year ended January 31, 2023. This decrease was driven by cost savings from the September 2022 restructuring plan. During the year ended January 31, 2023, we recognized proceeds from a new liquidation partnership which reduced G&A expenses by $2.3 million. G&A expenses as a percentage of revenue were 34.1%, compared to 36.8% last year, as we saw increased operating leverage with higher revenue and a lower cost base post-restructuring. G&A related share-based compensation expense was $20.5 million for the year ended January 31, 2024 and was $19.0 million for the year ended January 31, 2023. The increase was primarily due to incremental share-based compensation expense due to equity award modifications related to the transition of the Chief Financial Officer and Chief Operating Officer roles.

In fiscal year 2024, we expect G&A expenses to decrease in dollars and as a percentage of revenue compared to fiscal year 2023 as a result of the January 2024 restructuring plan.

Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $92.5 million for the year ended January 31, 2024, an increase of $8.3 million, or 9.9%, compared to $84.2 million for the year ended January 31, 2023. The increase was primarily driven by higher Share by RTR units acquired, higher purchases of rental product and an increase in other revenue. Rental product depreciation and revenue share was 31.0% of revenue in the year ended January 31, 2024, up from 28.4% in the same period last year primarily due to the factors discussed above.
Other Depreciation and Amortization.    Other depreciation and amortization was $14.7 million for the year ended January 31, 2024, a decrease of $(1.7) million, or (10.4)%, compared to $16.4 million for the year ended January 31, 2023. This decrease was primarily driven by lower depreciation and amortization associated with capitalized software computers, equipment and software.
Restructuring Charges. Restructuring charges were $2.0 million for the year ended January 31, 2024, a decrease of $(0.4) million, or (16.7)%, compared to $2.4 million for the year ended January 31, 2023. The restructuring charges during the year ended January 31, 2024 related to the January 2024 restructuring plan and the charges during the year ended January 31, 2023 related to the September 2022 restructuring plan.
Loss on Asset Impairment Related to Restructuring. Loss on asset impairment related to restructuring was $1.1 million for the year ended January 31, 2024, a decrease of $(4.2) million, or (79.2)%, compared to $5.3 million for the year ended January 31, 2023. The loss on asset impairment during the year ended January 31, 2024 related to the discontinuation of a software implementation project in connection with the January 2024 restructuring plan compared to the discontinuation of two warehouse operations projects during the year ended January 31, 2023 in connection with the September 2022 restructuring plan.

Interest Income / (Expense), Net.    Interest expense, net was $(33.7) million for the year ended January 31, 2024, a decrease in expense of $3.1 million, or (8.4)%, compared to $(36.8) million for the year ended January 31, 2023. This decrease was driven by lowered cash interest from the 2023 Amended Temasek Facility (including prior iterations thereof), partially offset by higher paid-in-kind (“PIK”) and higher cash interest earned. Of the $(33.7) million total interest expense in the year ended January 31, 2024, $(22.5) million was the accrual of PIK interest, $(11.7) million was debt discount amortization, and $0.5 million was the net of cash interest, interest earned and financing lease and other interest, compared to $(14.3) million of PIK interest, $(18.2) million net of cash interest, financing lease and other interest and $(4.3) million of debt discount amortization in the year ended January 31, 2023.

In fiscal year 2024, we expect interest expense related to the 2023 Amended Temasek Facility to decrease and cash interest expense to be zero.
Other Income / (Expense), Net.    Other income / (expense), net was $0.7 million for the year ended January 31, 2024, a decrease of $(0.8) million, compared to $1.5 million for the year ended January 31, 2023. This decrease was primarily driven by $0.4 million of monetization of tax credits during the year ended January 31, 2024 compared to $1.4 million of monetization of tax credits during the year ended January 31, 2023.
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
Adjusted EBITDA and Adjusted EBITDA Margin.    Adjusted EBITDA and Adjusted EBITDA Margin are key performance measures used by management to assess our operating performance and the operating leverage of our business prior to capital expenditures. Our Adjusted EBITDA margins have improved from 2.3% in the year ended January 31, 2023 to 9.0% in the year ended January 31, 2024. The pilot to sell brand new Exclusive Design products wholesale to a third party retailer and launch of a new liquidation partnership together contributed $5.1 million to Adjusted EBITDA in the year ended January 31, 2023. Adjusted EBITDA Margin significantly improved for the year ended January 31, 2024 due to the impact of the restructuring plans, and improved operating leverage across technology, marketing and general and administrative expenses even with additional strategic investments.
The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Years Ended January 31,
	2024	2023	2022
	(in millions)
Net loss	$(113.2)	$(138.7)	$(211.8)
Interest (income) / expense, net (1)	33.7	36.8	53.0
Rental product depreciation	57.1	52.9	50.3
Other depreciation and amortization (2)	14.7	16.4	19.4
Share-based compensation (3)	26.2	25.4	26.6
Write-off of liquidated assets (4)	3.4	5.8	4.8
Non-recurring adjustments (5)	1.7	1.3	5.3
Non-ordinary course legal fees (6)	0.3	0.1	—
Restructuring charges (7)	2.0	2.4	—
Loss on asset impairment related to restructuring (8)	1.1	5.3	—
Income tax (benefit) / expense	0.2	(0.2)	(0.3)
(Gain) / loss on warrant liability revaluation, net (9)	—	—	24.9
(Gain) / loss on debt extinguishment, net (10)	—	—	12.2
Other (income) / expense, net (11)	(0.7)	(1.5)	(3.9)
Other (gains) / losses (12)	0.4	0.7	0.3
Adjusted EBITDA	$26.9	$6.7	$(19.2)
Adjusted EBITDA Margin (13)	9.0%	2.3%	(9.4)%
__________
(1)Includes debt discount amortization of $11.7 million in the year ended January 31, 2024, $4.3 million in the year ended January 31, 2023, and $5.9 million in the year ended January 31, 2022.
(2)Reflects non-rental product depreciation and capitalized software amortization.
(3)Reflects the non-cash expense for share-based compensation. The year ended January 31, 2022 includes $14.4 million of costs incurred for one-time IPO-related RSU vesting events.
(4)Reflects the write-off of the remaining book value of liquidated rental product that had previously been held for sale.
(5)Non-recurring adjustments for the year ended January 31, 2024 includes $1.7 million of costs primarily related to debt refinancing and related fees and the option exchange and for the year ended January 31, 2023 includes $1.3 million of costs related to public company SOX readiness.
(6)Non-ordinary course legal fees for the years ended January 31, 2024 and 2023 includes $0.3 million and $0.1 million, respectively, of costs related to a class action lawsuit.
(7)Reflects restructuring charges primarily related to severance and related costs in connection with the January 2024 and September 2022 restructuring plans.

(8)Reflects the asset impairment charges related to the discontinuation of a software implementation project in connection with the January 2024 restructuring plan in the year ended January 31, 2024 and the discontinuation of warehouse operations projects in connection with the September 2022 restructuring plan in the year ended January 31, 2023.
(9)Reflects the expense associated with revaluing prior liability classified lender warrants to the respective fair value at period end, or prior to conversion. As of January 31, 2022, all outstanding warrants are equity classified and therefore do not require remeasurement going forward.
(10)Includes debt extinguishment costs related to debt paydown in the periods presented.
(11)Primarily includes $1.4 million of monetized tax credits for the year ended January 31, 2023.
(12)Includes gains / losses recognized in relation to foreign exchange, operating lease terminations and the related surrender of fixed assets (see “Note 5 - Leases – Lessee Accounting” in the Notes to the Consolidated Financial Statements).
(13)Adjusted EBITDA Margin calculated as Adjusted EBITDA as a percentage of revenue.

Liquidity and Capital Resources
Since our founding, we have financed our operations primarily from net proceeds from the sale of redeemable preferred stock, common stock and debt financings. As of January 31, 2024, we had cash and cash equivalents of $84.0 million and restricted cash of $10.0 million ($5.2 million current and $4.8 million noncurrent), and an accumulated deficit of $(1,053.1) million.

On October 29, 2021, we closed our IPO, in which we issued and sold 850,000 shares at a public offering price of $420.00 per share. We received net proceeds of $327.3 million after deducting underwriting discounts and commissions and offering expenses.

The Company is a borrower under a loan agreement with Double Helix Pte Ltd., as administrative agent for Temasek Holdings. In January 2023, we entered into an amendment and restatement of such facility (the “2022 Amended Temasek Facility”). The 2022 Amended Temasek Facility extended the maturity date from October 2024 to October 2026, reduced cash interest payments by over $20 million in cash in the next two fiscal years while the total interest rate remains unchanged during this period, with subsequent increases thereafter. In connection with the 2022 Amended Temasek Facility, we also granted warrants to purchase 100,000 shares of Class A Common Stock at an exercise price of $100.00 per share, along with other clarifications and updates. In December 2023, we entered into the 2023 Amended Temasek Facility. The 2023 Amended Temasek Facility eliminated all interest (payment-in-kind and cash interest) for six full fiscal quarters beginning with the fourth quarter of fiscal year 2023, reduced the minimum liquidity maintenance covenant from $50 million to $30 million, and provided that the Company may not exceed mutually agreed upon quarterly and annual spend levels for rental product capital, fixed operating, and marketing expenditures during fiscal year 2024 of $51 million, $100 million (excluding $10 million of specified permitted expenditures), and $30 million, respectively, on an annual basis, and to-be-agreed levels for fiscal years 2025 and 2026, subject to the debt holders’ consent and certain exceptions. Our total indebtedness as of January 31, 2024 was $306.7 million. For a description of the terms of our current and prior credit agreements, see “Note 8 – Long-Term Debt” in the Notes to the Consolidated Financial Statements.

While we have experienced operating losses and negative cash flow historically, we expect to achieve cash flows from operations plus cash flows used in investing break-even in fiscal year 2024. We believe our existing cash and cash equivalents, and cash generated from our operations, will be sufficient to sustain our business operations and satisfy the $30 million minimum liquidity maintenance covenant for at least the next twelve months. We also plan to comply with the maximum expenditure covenants under the 2023 Amended Temasek Facility for at least the next twelve months from the date the accompanying financial statements included elsewhere in this Annual Report are issued. As noted above, our 2023 Amended Temasek Facility eliminates all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023. In September 2022, we announced a restructuring plan to reduce costs, streamline our organizational structure and drive operational efficiencies, which generated annual operating expense savings of approximately $27 million (relative to the second quarter of fiscal year 2022 run rate) in the four quarters following the September 2022 restructuring. In January 2024, we announced a restructuring plan expected to generate total annual operating expense savings of approximately $12 million, which primarily includes the reduction in force, with some open role closures/reduced backfills, and excludes potential hiring of new employees or other additions to the Company’s costs and expenses.

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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Years Ended January 31,
	2024	2023	2022
	(in millions)
Net cash (used in) provided by operating activities	$(15.7)	$(47.7)	$(42.3)
Net cash (used in) provided by investing activities	(54.6)	(44.3)	(22.5)
Net cash provided by (used in) financing activities	0.7	(4.0)	215.2
Net (decrease) increase in cash and cash equivalents and restricted cash	(69.6)	(96.0)	150.4
Cash and cash equivalents and restricted cash at beginning of period	163.6	259.6	109.2
Cash and cash equivalents and restricted cash at end of period	$94.0	$163.6	$259.6
We also measure the cash consumption of the business including capital expenditures, by assessing net cash used in operating activities and net cash used in investing activities on a combined basis, which was $(70.3) million for the year ended January 31, 2024 and $(92.0) million for the year ended January 31, 2023. The cash consumption of the business was lower in fiscal year 2023 compared with the same period of fiscal year 2022 primarily due to lower operating costs as a result of the September 2022 restructuring plan and lower purchases of property and equipment compared to the prior period. Purchases of rental product were higher than the same period last year to support our rental product strategy. We also opportunistically purchased additional rental product to take advantage of attractive pricing in the current environment, which partially offset the lower cash consumption in the first three quarters of fiscal year 2023 compared to the prior year. The sum of net cash used in operating activities and net cash used in investing activities, as a percentage of revenue, was (23.6)% for the year ended January 31, 2024 and (31.0)% for the year ended January 31, 2023.

Net cash (used in) provided by operating activities.    For the year ended January 31, 2024, net cash used in operating activities was $(15.7) million, which consisted of a net loss of $(113.2) million, partially offset by non-cash charges of $132.5 million, reclassification of the proceeds from the sale of rental product of $23.3 million and a net change of $(11.7) million in our operating assets and liabilities. The non-cash charges were primarily comprised of $56.1 million of rental product depreciation and write-off expenses, $22.5 million of payment-in-kind interest, $26.2 million of share-based compensation, $11.7 million of debt discount amortization, $15.0 million of other fixed and intangible asset depreciation and $1.1 million consisting of asset impairment charges related to the discontinuation of a software implementation project in connection with the January 2024 restructuring plan, of which $0.1 million is included in accrued expenses related to the asset impairment (see the Supplemental Cash Flow Information in Part II, Item 8. “Financial Statements and Supplementary Data”).

For the year ended January 31, 2023, net cash used in operating activities was $(47.7) million, which consisted of a net loss of $(138.7) million, partially offset by non-cash charges of $116.1 million, reclassification of the proceeds from the sale of rental product of $17.9 million and a net change of $(7.2) million in our operating assets and liabilities. The non-cash charges were primarily comprised of $50.2 million of rental product depreciation and write-off expenses, $14.3 million of payment-in-kind interest, $25.4 million of share-based compensation, $4.3 million of debt discount amortization, $17.0 million of other fixed and intangible asset depreciation and the loss on the surrender of fixed asset write-offs related to the partial termination of the lease of the corporate headquarters (see “Note 5 - Leases - Lessee Accounting” in the Notes to the Consolidated Financial Statements) and $5.3 million consisting of asset impairment charges related to the discontinuation of warehouse operations projects in connection with the September 2022 restructuring plan, of which $0.4 million is included in accrued expenses related to the asset impairment (see the Supplemental Cash Flow Information in Part II, Item 8. “Financial Statements and Supplementary Data”).
Net cash (used in) provided by investing activities.    For the year ended January 31, 2024, net cash used in investing activities was $(54.6) million, primarily consisting of $(77.9) million of purchases of rental product incurred in the period and $(4.6) million of purchases of fixed and intangible assets. The investment in rental product does not include an additional $3.3 million of cost for units received in the current period but not yet paid for, but does include $(5.4) million of cost for units paid for in the current period but received in the prior period (see the Supplemental Cash Flow Information in Part II, Item 8. “Financial Statements and Supplementary Data”). The investment in rental product was to support our rental product strategy. The majority of the investment in fixed and intangible assets was primarily related to capitalized software and leasehold improvements. The cash used in investing activities was partially offset by $23.3 million of proceeds from the sale of owned rental product and $4.6 million of proceeds from the liquidation of rental product.
For the year ended January 31, 2023, net cash used in investing activities was $(44.3) million, primarily consisting of $(62.1) million of purchases of rental product incurred in the period and $(8.9) million of purchases of fixed and intangible assets. The investment in rental product did not include the additional $5.4 million of cost for units received in the current period but not yet paid for, but did include $(6.5) million of cost for units paid for in the current period but received in the prior period (see Supplemental Cash Flow Information in Part II, Item 8. “Financial Statements and Supplementary Data”). The investment in rental product was to support growth in customer demand. The majority of the investment in fixed and intangible assets was related to investments in automation assets, additional processing machinery and equipment for the Secaucus and Arlington warehouses. The cash used in investing activities was partially offset by $17.9 million of proceeds from sales of owned rental products and $8.8 million of proceeds from the liquidation of rental product.
Net cash provided by (used in) financing activities.    During the year ended January 31, 2024, net cash provided by financing activities was $0.7 million, consisting of other financing payments.

During the year ended January 31, 2023, net cash used in financing activities was $(4.0) million, consisting of other financing payments.
Contractual Obligations and Commitments
In December 2023, we entered into the 2023 Amended Temasek Facility, which eliminated all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023, reduced the minimum liquidity maintenance covenant from $50 million to $30 million, and provided that we may not exceed mutually agreed upon quarterly and annual spend levels for rental product capital expenditures, fixed operating expenses and marketing expenditures during fiscal year 2024 and to-be-agreed levels for fiscal years 2025 and 2026. See Note 8 — Long-Term Debt in the Notes to the Consolidated Financial Statements for more information. As of January 31, 2024, we had approximately $306.7 million of total debt outstanding, none of which matures within the next 12 months. See “Note 8 — Long-Term Debt” in the Notes to the Consolidated Financial Statements for more information. See “Note 5 – Leases – Lessee Accounting” in the Notes to the Consolidated Financial Statements for our minimum fixed lease obligations under existing lease agreements as of January 31, 2024, including the discussion of the recent extension of our Secaucus lease.

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

Rental Product
We consider rental product to be a long-term productive asset and, as such, classify it as a noncurrent asset on the Consolidated Balance Sheets. Rental product is stated at cost, less accumulated depreciation. We depreciate rental product, less salvage value, over the useful lives of the assets using the straight-line method. Depreciation on rental products is an estimate based on the following assumptions:
•Useful life: our projection of the period over which we can monetize our rental products through our Subscription or Reserve rental offerings
•Salvage value: our projection of the proceeds that can be expected to be generated from rental product once it is no longer considered rentable, expressed as a percentage of the acquisition cost

The useful life is determined based on historical trends and an assessment of any future changes. The salvage value considers the historical trends and projected liquidation proceeds for the assets. A change in the assumption used for useful life or salvage value would either increase or decrease accumulated depreciation and depreciation expense reflected on our Consolidated Balance Sheets within Rental product, net and on our Consolidated Statements of Operations within Rental product depreciation and revenue share, respectively. Our historical results and assessment of any future changes continue to support the use of these assumptions.

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

Upon grant of awards, we also estimate an amount of forfeitures that will occur prior to vesting. We estimate forfeitures based on the dynamic forfeiture model based on our historical forfeitures of stock options adjusted to reflect future changes in facts and circumstances, if any. There were no stock options granted during the years January 31, 2024 and 2023.

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

Given the Company’s stock price decline during the third quarter, the Company concluded a triggering event had occurred and performed an impairment analysis of its long-lived assets as of October 31, 2023. The Company performed a quantitative assessment using the undiscounted future cash flows expected to be generated by the use and eventual disposition of the Company’s long-lived assets group. The assessment included consideration of key factors including projected enterprise cash flows, market capitalization and the fair value of the Temasek debt. Based on the quantitative assessment, undiscounted cash flows expected to be generated by the use and eventual disposition of the Company’s long-lived assets exceeded their carrying values and therefore no impairment was recognized for the year ended January 31, 2024.

Warrants
Warrants held prior to the IPO which did not meet the criteria for equity treatment were recorded as liabilities. Accordingly, we classified the warrants as liabilities at their fair value and adjusted the warrants to fair value at each previous reporting period. The liabilities were subject to re-measurement at each balance sheet date until exercised, and any change in fair value was recognized in our Consolidated Statements of Operations. The warrants were valued using the Black-Scholes option pricing model. The assumptions used in preparing the model include estimates such as fair value of the underlying shares, expected volatility, expected term, risk-free interest rate and expected dividend yield. The valuation model used unobservable market share price input on a recurring basis, and therefore the liability was classified as Level 3. As of January 31, 2024 and January 31, 2023, the Company had no outstanding warrants classified as liabilities.

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

Interest Rate Risk
As of January 31, 2024, we had cash and cash equivalents of $84.0 million and $306.7 million of debt outstanding under the 2023 Amended Temasek Facility. Cash and cash equivalents consist primarily of cash held in financial institutions within the United States and Ireland and cash in transit from third-party credit card providers. Borrowings under the 2023 Amended Temasek Facility bear interest at fixed rates. We have minimal exposure to market risk relating to changes in interest rates as they can affect the amount of interest income we earn on our cash. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of January 31, 2024, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements.

Foreign Currency Risk
Our net revenue is denominated in U.S. dollars and a portion of our operating expenses are incurred outside the United States, denominated in foreign currencies. Accordingly, our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our Consolidated Statements of Operations. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. As of January 31, 2024, a hypothetical 10% change in the relative value of the U.S. dollar to other currencies would not have had a material effect on our results of operations.

Inflation Risk
In recent months, persistent inflation has continued to result in rising transportation, wages, rental product and other costs in the United States and overseas . For a discussion of recent wage increases and transportation costs related, in part, to inflationary pressures, see “Impact of Macro and Consumer Environment on Our Business” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenue. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 8. Financial Statements and Supplementary Data

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	88
Consolidated Balance Sheets as of January 31, 2024 and 2023	89
Consolidated Statements of Operations for the Years ended January 31, 2024, 2023 and 2022	90
Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the Years ended January 31, 2024, 2023 and 2022	91
Consolidated Statements of Cash Flows for the Years ended January 31, 2024, 2023, and 2022	92
Notes to Consolidated Financial Statements
1. Business	94
2. Summary of Significant Accounting Policies	94
3. Liquidity	105
4. Restructuring and Related Charges	106
5. Leases- Lessee Accounting	107
6. Rental Product, Net	109
7. Fixed and Intangible Assets, Net	110
8. Long-Term Debt	111
9. Income Taxes	114
10. Accrued Expenses and Other Current Liabilities	117
11. Fair Value Measurements	118
12. Redeemable Preferred Stock	119
13. Stockholders’ Equity	120
14. Share-based Compensation Plans	122
15. Net Loss per Share Attributable to Common Stockholders	124
16. Commitments and Contingencies	125

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rent the Runway, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rent the Runway, Inc. and its subsidiary (the “Company”) as of January 31, 2024 and 2023, and the related consolidated statements of operations, of changes in redeemable preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
April 11, 2024

We have served as the Company’s auditor since 2020.

RENT THE RUNWAY, INC. Consolidated Balance Sheets
(In millions, except share and per share amounts)

	January 31,	January 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$84.0	$154.5
Restricted cash, current	5.2	3.1
Prepaid expenses and other current assets	13.0	14.5
Total current assets	102.2	172.1
Restricted cash	4.8	6.0
Rental product, net	94.0	78.7
Fixed assets, net	35.7	44.7
Intangible assets, net	3.4	4.1
Operating lease right-of-use assets	33.9	26.7
Other assets	4.5	3.9
Total assets	$278.5	$336.2
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5.8	$12.4
Accrued expenses and other current liabilities	21.7	24.4
Deferred revenue	10.9	12.0
Customer credit liabilities	6.3	6.8
Operating lease liabilities	3.4	4.4
Total current liabilities	48.1	60.0
Long-term debt, net	306.7	272.5
Operating lease liabilities	45.3	38.3
Other liabilities	0.7	0.7
Total liabilities	400.8	371.5
Commitments and Contingencies (Note 16)
Stockholders’ equity (deficit)
Class A common stock, $0.001 par value; 300,000,000 shares authorized as of January 31, 2024 and 2023; 3,390,587 and 3,097,826 shares issued and outstanding as of January 31, 2024 and 2023, respectively (1)	—	—
Class B common stock, $0.001 par value; 50,000,000 shares authorized as of January 31, 2024 and 2023; 154,928 and 153,312 shares issued and outstanding as of January 31, 2024 and 2023, respectively (1)	—	—
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of January 31, 2024 and 2023; 0 shares issued and outstanding as of January 31, 2024 and 2023	—	—
Additional paid-in capital	930.8	904.6
Accumulated deficit	(1,053.1)	(939.9)
Total stockholders’ equity (deficit)	(122.3)	(35.3)
Total liabilities and stockholders’ equity (deficit)	$278.5	$336.2
(1) Amounts have been adjusted to reflect the 1-for-20 reverse stock split that became effective on April 2, 2024. See Note 2, “Summary of Significant Accounting Policies” and Note 13, “Stockholders’ Equity” for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

RENT THE RUNWAY, INC. Consolidated Statements of Operations
(In millions, except share and per share amounts)

	Years Ended January 31,
	2024	2023	2022
Revenue:
Subscription and Reserve rental revenue	$264.9	$268.6	$185.8
Other revenue	33.3	27.8	17.5
Total revenue, net	298.2	296.4	203.3
Costs and expenses:
Fulfillment	86.0	92.2	61.9
Technology	49.1	55.4	45.3
Marketing	31.2	35.1	26.5
General and administrative	101.6	109.0	104.4
Rental product depreciation and revenue share	92.5	84.2	71.7
Other depreciation and amortization	14.7	16.4	19.4
Restructuring charges	2.0	2.4	—
Loss on asset impairment related to restructuring	1.1	5.3	—
Total costs and expenses	378.2	400.0	329.2
Operating loss	(80.0)	(103.6)	(125.9)
Interest income / (expense), net	(33.7)	(36.8)	(53.0)
Gain / (loss) on warrant liability revaluation, net	—	—	(24.9)
Gain / (loss) on debt extinguishment, net	—	—	(12.2)
Other income / (expense), net	0.7	1.5	3.9
Net loss before income tax benefit / (expense)	(113.0)	(138.9)	(212.1)
Income tax benefit / (expense)	(0.2)	0.2	0.3
Net loss	$(113.2)	$(138.7)	$(211.8)
Net loss per share attributable to common stockholders, basic and diluted (1)	$(33.12)	$(43.17)	$(170.30)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted (1)	3,418,382	3,212,746	1,243,703
(1) Amounts have been adjusted to reflect the 1-for-20 reverse stock split that became effective on April 2, 2024. See Note 2, “Summary of Significant Accounting Policies” and Note 13, “Stockholders’ Equity” for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

RENT THE RUNWAY, INC. Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share amounts)

	Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares (1)	Amount
Balances as of January 31, 2021	31,137,921	$388.1	522,826	$—	$62.7	$(589.4)	$(526.7)
Issuance of redeemable preferred stock	1,437,541	21.2	—	—	—	—	—
Conversion of redeemable preferred stock	(32,575,462)	(409.3)	1,628,773	—	409.3	—	409.3
Stock issued under stock incentive plan	—	—	29,171	—	3.3	—	3.3
Stock issued as part of IPO, net of offering costs	—	—	850,000	—	327.3	—	327.3
Issuance of warrants	—	—	—	—	6.4	—	6.4
Exercise of warrants	—	—	121,068	—	35.5	—	35.5
Reclassification of warrants	—	—	—	—	1.2	—	1.2
Share-based compensation expense	—	—	—	—	26.6	—	26.6
Net loss	—	—	—	—	—	(211.8)	(211.8)
Balances as of January 31, 2022	—	—	3,151,838	—	872.3	(801.2)	71.1
Stock issued under stock incentive plan	—	—	99,300	—	—	—	—
Issuance of warrants	—	—	—	—	6.9	—	6.9
Share-based compensation expense	—	—	—	—	25.4	—	25.4
Net loss	—	—	—	—	—	(138.7)	(138.7)
Balances as of January 31, 2023	—	—	3,251,138	—	904.6	(939.9)	(35.3)
Stock issued under stock incentive plan	—	—	294,377	—	—	—	—
Share-based compensation expense	—	—	—	—	26.2	—	26.2
Net loss	—	—	—	—	—	(113.2)	(113.2)
Balances as of January 31, 2024	—	$—	3,545,515	$—	$930.8	$(1,053.1)	$(122.3)
(1) Amounts have been adjusted to reflect the 1-for-20 reverse stock split that became effective on April 2, 2024. See Note 2, “Summary of Significant Accounting Policies” and Note 13, “Stockholders’ Equity” for additional details. Redeemable Preferred Stock is stated at original share amounts.

The accompanying notes are an integral part of these consolidated financial statements.

RENT THE RUNWAY, INC. Consolidated Statements of Cash Flows
(In millions)

	Years Ended January 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net loss	$(113.2)	$(138.7)	$(211.8)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Rental product depreciation and write-offs	44.0	46.2	45.6
Write-off of rental product sold	13.1	6.7	4.7
Other depreciation and amortization	14.7	16.4	19.5
Loss from lease termination and write-off of fixed and intangible assets	0.3	0.6	—
Loss on asset impairment related to restructuring	1.0	4.9	—
Proceeds from rental product sold	(23.3)	(17.9)	(12.9)
(Gain) / loss from liquidation of rental product	(1.0)	(2.7)	(0.6)
Accrual of paid-in-kind interest	22.5	14.3	38.8
Settlement of paid-in-kind interest	—	—	(6.3)
Amortization of debt discount	11.7	4.3	5.9
Loss on debt extinguishment	—	—	12.2
Share-based compensation expense	26.2	25.4	26.6
Remeasurement of warrant liability	—	—	24.9
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1.1	(2.8)	(7.0)
Operating lease right-of-use assets	(7.2)	2.0	3.4
Other assets	(1.2)	0.9	(3.0)
Accounts payable, accrued expenses and other current liabilities	(8.4)	(3.9)	18.4
Deferred revenue and customer credit liabilities	(1.6)	1.5	4.7
Operating lease liabilities	6.0	(4.6)	(6.2)
Other liabilities	(0.4)	(0.3)	0.8
Net cash (used in) provided by operating activities	(15.7)	(47.7)	(42.3)
INVESTING ACTIVITIES
Purchases of rental product	(77.9)	(62.1)	(30.8)
Proceeds from liquidation of rental product	4.6	8.8	5.7
Proceeds from sale of rental product	23.3	17.9	12.9
Purchases of fixed and intangible assets	(4.6)	(8.9)	(10.3)
Net cash (used in) provided by investing activities	(54.6)	(44.3)	(22.5)
FINANCING ACTIVITIES
Proceeds from issuance of common stock upon IPO, net of offering costs	—	—	327.3
Proceeds from issuance of redeemable preferred stock	—	—	21.2
Proceeds from exercise of stock options under stock incentive plan	—	—	3.3
Principal repayments on long-term debt	—	—	(135.0)
Debt extinguishment costs	—	—	(4.7)
Proceeds from short-term financing agreements	1.6	—	5.0
Other financing payments	(0.9)	(4.0)	(1.9)
Net cash provided by (used in) financing activities	0.7	(4.0)	215.2
Net (decrease) increase in cash and cash equivalents and restricted cash	(69.6)	(96.0)	150.4
Cash and cash equivalents and restricted cash at beginning of period	163.6	259.6	109.2
Cash and cash equivalents and restricted cash at end of period	$94.0	$163.6	$259.6
The accompanying notes are an integral part of these consolidated financial statements.

RENT THE RUNWAY, INC. Consolidated Statements of Cash Flows

(in millions)

	Years Ended January 31,
	2024	2023	2022
Reconciliation of Cash and Cash Equivalents and Restricted Cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$84.0	$154.5	$247.6
Restricted cash, current	5.2	3.1	5.4
Restricted cash, noncurrent	4.8	6.0	6.6
Total cash and cash equivalents and restricted cash	$94.0	$163.6	$259.6

Supplemental Cash Flow Information:
Cash payments (receipts) for:
Interest paid on loans	$9.6	$19.8	$10.2
Interest paid on financing leases	0.2	0.1	0.1
Fixed operating lease payments, net	11.1	13.5	15.8
Fixed assets and intangibles received in the prior period	0.1	0.8	0.5
Rental product received in the prior period	5.4	6.5	3.6
Non-cash financing and investing activities:
Financing lease right-of-use asset amortization	$0.6	$0.5	$0.3
ROU assets obtained in exchange for lease liabilities	—	1.2	0.9
Adjustments to ROU assets or lease liabilities due to modification or other reassessment events to operating and finance leases	10.3	(1.2)	0.3
Purchases of fixed assets and intangibles not yet settled	0.3	0.1	0.8
Purchases of rental product not yet settled	3.3	5.4	6.5
Reconciliation of loss on asset impairment:
Accrued expense related to the loss on asset impairment	$0.1	$0.4	$—

The accompanying notes are an integral part of these consolidated financial statements.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

1.Business
Description of Business
Rent the Runway, Inc.’s (the “Company”) mission is to empower women to feel their best every day. Launched in November 2009, the Company has built the world’s first and largest shared designer closet with thousands of styles by hundreds of brand partners. The Company gives customers access to its “unlimited closet” through its subscription offering (“Subscription”) or the ability to rent a-la-carte through its reserve offering (“Reserve”). The Company’s corporate headquarters is located in Brooklyn, New York and its operational facilities are located in Secaucus, New Jersey, and Arlington, Texas. Its wholly-owned subsidiary, Rent the Runway Limited (the “Subsidiary”), is located in Galway, Ireland, and is focused on software development and support activities.
All revenue is currently generated in the United States. Substantially all revenue is derived from rental subscription fees and a-la-carte rental fees, with a portion derived from the sale of apparel and accessories and other fees.
2.Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). As further discussed in the Reverse Stock Split section below, all per share amounts and common shares amounts have been adjusted on a retroactive basis to reflect the Reverse Stock Split (as defined below).

Reverse Stock Split
The Company’s Amended and Restated Certificate of Incorporation as of October 29, 2021 authorizes the Company to issue 300,000,000 shares of Class A common stock, par value $0.001 per share, 50,000,000 shares of Class B common stock, par value $0.001 and 10,000,000 shares of preferred stock, par value $0.001 per share.

In March 2024, the Company’s stockholders approved, and the Company’s Board of Directors selected, a 1-for-20 reverse stock split of outstanding shares of Class A common stock and Class B common stock (the “Reverse Stock Split”). The 1-for-20 Reverse Stock Split became effective on April 2, 2024 and began trading on the Nasdaq Capital Market on a post-split basis on April 3, 2024. Following the Reverse Stock Split, the number of authorized shares of Class A common stock remained at 300,000,000, the number of authorized shares of Class B common stock remained at 50,000,000, and the number of authorized shares of preferred stock remained at 10,000,000. The Reverse Stock Split reduced the total number of issued and outstanding shares of Class A common stock from 67,812,037 to 3,390,587 and Class B common stock from 3,098,580 to 154,928 as of January 31, 2024. The Reverse Stock Split reduced the total number of issued and outstanding shares of Class A common stock from 61,956,536 to 3,097,826 and Class B common stock from 3,066,251 to 153,312 as of January 31, 2023. The par value per share of Class A common stock and Class B common stock remained at $0.001. The Company filed an Amendment to the Twelfth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on April 2, 2024 to implement the 1-for-20 Reverse Stock Split.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The Company’s stockholders’ equity, in the aggregate, remained unchanged following the Reverse Stock Split. Per share net loss increased because there were fewer shares of Class A common stock and Class B common stock outstanding. There were no other accounting consequences, including changes to the amount of stock-based compensation expense to be recognized in any period, that arose as a result of the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split. Instead, holders of Class A common stock and Class B common stock holding fractional shares were entitled to receive, in lieu of such fractional shares, a cash payment in an amount determined based on the closing price of the Company’s Class A common stock on the effective date of the Reverse Stock Split. The cash payments were immaterial to the Company’s consolidated financial statements. The Reverse Stock Split impacted all stockholders uniformly and did not affect any stockholder’s percentage of ownership or proportionate voting power other than very minor impacts from the treatment of fractional shares.

Fiscal Year
The Company’s fiscal year ends on January 31 of the next calendar year. For example, references to “fiscal year 2024” refer to the fiscal year ending January 31, 2025 and references to “fiscal year 2023” refer to the fiscal year ending January 31, 2024.
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
Initial Public Offering
On October 27, 2021, the Company completed its initial public offering (“IPO”) and the Company’s Class A common stock began public trading on the Nasdaq Stock Market LLC under the symbol “RENT”. In connection with the IPO, the Company issued and sold 850,000 shares of its Class A common stock at a public offering price of $420.00 per share. The Company received proceeds of $327.3 million from the IPO which are net of underwriting discounts of $24.1 million and offering costs paid by the Company of $5.6 million. Offering costs, including legal, accounting, printing and other costs directly related to the IPO have been recorded in additional paid-in capital against the proceeds from the IPO on the Company’s consolidated balance sheet.

At the closing of the IPO, the Company’s then outstanding redeemable preferred stock converted into 1,628,773 shares of the Company’s Class A common stock. The carrying value of the redeemable preferred stock of $409.3 million was reclassified to common stock and additional paid-in-capital.

In connection with the effectiveness of the Company’s IPO registration statement on Form S-1 (the “registration statement”), the Company recognized $14.4 million in share-based compensation expense for (i) certain restricted stock units (“RSUs”) that contained both service-based and liquidity-based vesting conditions that were satisfied upon the effectiveness of the registration statement and (ii) the fully vested portion of certain RSU awards that were granted upon the effectiveness of the IPO.

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

Holders of Class A common stock are entitled to one vote per share, and the holders of Class B common stock are entitled to twenty votes per share. Immediately after the effectiveness of the amended charter, 146,636 shares of Class A common stock held by the Company’s co-founders were exchanged for an equivalent number of shares of Class B common stock. In addition, the terms of certain outstanding equity awards held by the Company’s co-founders were modified to provide that such awards are exercisable or settle into shares of Class B common stock.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience, market conditions, and on various other assumptions that are believed to be reasonable. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful life and salvage value of rental product, incremental borrowing rate (“IBR”) to determine lease liabilities, valuation of share-based compensation and warrants, and recoverability of long-lived assets.
As of January 31, 2024, the effects of the macroeconomic environment on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
Concentrations of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash investments with high credit quality financial institutions. The Company believes no significant credit risk exists with respect to these financial instruments.
No single customer accounted for more than 5% of the Company’s revenue during the years ended January 31, 2024, 2023, and 2022.
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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include funds in transit from banks for customer credit card transactions that settle in less than seven days. These funds totaled $3.3 million and $3.4 million as of January 31, 2024 and 2023, respectively.

As of January 31, 2024 and 2023, the Company had $10.0 million and $9.1 million, respectively, of current and noncurrent restricted cash that consisted primarily of letters of credit pledged as security deposits for the headquarters and operational facilities leases and letters of credit for rental product purchases and credit card transactions.
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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The Company offers its customers an opportunity to purchase items in rentable condition prior to the end of their useful life. In such instances, the Company considers the disposal of rental product to be a sale and, as such, records the proceeds as other revenue and the net book value of the items at the time of sale as rental product depreciation in the consolidated statements of operations within Rental product depreciation and revenue share. Write-offs for losses on lost, damaged, and unreturned apparel and accessories are also recorded within Rental product depreciation and revenue share.

Once it is no longer considered rentable, rental product in a sellable condition is classified as held for sale and written down to salvage value. The value of rental product held for sale as of January 31, 2024 and 2023 was $3.0 million and $3.0 million, respectively. The accelerated depreciation related to rental product held for sale was $4.9 million, $6.9 million and $3.9 million for the years ended January 31, 2024, 2023, and 2022, respectively. The accelerated depreciation is presented on the consolidated statements of operations within Rental product depreciation and revenue share.

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

The purchases of rental product as well as the proceeds from the sale and liquidation of rental product are classified as cash flows from investing activities on the consolidated statements of cash flows because the predominant activity of the rental product purchased is to generate rental revenue and such classification is consistent with the classification of long-term asset activity. Proceeds from the liquidation of rental product, net of costs to sell, were $4.6 million, $8.8 million and $5.7 million for the years ended January 31, 2024, 2023 and 2022, respectively. Proceeds from the sale of rental product were $23.3 million, $17.9 million and $12.9 million for the years ended January 31, 2024, 2023, and 2022, respectively.

The Company mitigates residual value risk of its rental product primarily by utilizing specific cleaning, repair and restoration methods relying on its years of process know-how to maintain the condition of the rental product over its useful life, and by employing various in-house and third-party liquidation strategies to maximize liquidation value and overall return on rental product. The Company also utilizes technology in combination with its customer service department to recover rental items from delinquent customers.
Revenue Recognition
Subscription and a-la-carte rental fees (“Subscription and Reserve rental revenue”) are recognized in accordance with Accounting Standard Update (“ASU”) 2016-02, Leases, Topic 842 (“ASC 842”). Other revenue, primarily related to the sale of rental product, is recognized under ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”) at the date of delivery of the product to the customer. Other revenue represented 11%, 9%, and 9% of total revenue for the years ended January 31, 2024, 2023 and 2022, respectively.
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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The Company recognizes a liability at the time a customer credit or a gift card is issued, and revenue is recognized upon redemption of the credit or gift card. The Company’s customer credit liability is presented on the Consolidated Balance Sheets. During the year ended January 31, 2024, $1.5 million of credits included in the customer credit liability as of January 31, 2023 were redeemed. Customer credits and gift cards do not have expiration dates. Over time, a portion of these instruments is not redeemed. The Company recognizes breakage income related to these instruments based on the redemption pattern method. The Company continues to maintain the full liability for the unredeemed portion of the credits and gift cards when the Company has any legal obligation to remit such credits to government authorities in relevant jurisdictions. The Company has not issued any new gift cards during the years ended January 31, 2024, 2023, and 2022.
Subscription and Reserve Rental Revenue
Subscription fees are recognized ratably over the subscription period, commencing on the date the subscriber enrolls in the rental program. The fees are collected upon enrollment. The subscription automatically renews on a monthly basis until cancelled or paused by the customer. Subscribers can pause or cancel their subscriptions at any time.
The Company recognizes fees for a-la-carte rentals ratably over the rental period, which starts with the date of delivery of rental product to the customer. A-la-carte rental orders can be placed up to two months prior to the rental start date (formerly four months prior to October 2023) and the customer’s payment form is charged upon order confirmation. The Company defers recognizing the fees and any related promotions for a-la-carte rentals until the date of delivery, and then recognizes those fees ratably over the four- or eight-day rental period.
The Company accrues for credits and refunds issued subsequent to the balance sheet date that relate to rentals prior to the balance sheet date. These amounts were not material as of January 31, 2024 and 2023.

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

Other Revenue
Other revenue consists primarily of revenue from the sale of rental product. The Company recognizes revenue from the sale of rental product in accordance with ASC 606. Sale of rental product occurs when a customer purchases rental product at a discounted price, calculated as a percentage of retail value. Payment is due upon order confirmation and there is no financing component. The single performance obligation associated with rental product sales is generally satisfied upon delivery of the rental product to the customer. The Company does not have any material contractual assets or liabilities with respect to other revenue as of January 31, 2024 and 2023.

From time to time, other revenue may include revenue generated from pilots and other growth initiatives which may cause quarterly fluctuations in the Other revenue line.

Lease – Lessee Accounting
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

Lease payments are based on fixed amounts explicit in the lease agreements. Certain real estate leases include payments at variable amounts based on operating expenses of the lessor, such as common area charges, real estate taxes and insurance. Most equipment leases include variable sales tax payments based on state sales tax rates. Additionally, the Company procures a portion of its rental product from brand partners under revenue share arrangements, which are considered variable lease payments. See Note 5 – Leases – Lessee Accounting for additional details.

For lessees, the guidance provides a practical expedient, by class of underlying asset, to elect a combined single lease component presentation. This practical expedient was applied by the Company as a lessee to all asset classes.

With respect to ROU assets, operating lease ROU assets are presented as a separate line item on the Company’s Consolidated Balance Sheets, while finance lease ROU assets are included in Fixed assets, net on the Consolidated Balance Sheets. With respect to lease liabilities, operating lease liabilities are presented as separate line items, while finance lease liabilities are included in Accrued expenses and other current liabilities and Other liabilities on the Consolidated Balance Sheets, based on the remaining term of the underlying lease agreements. The Company does not recognize ROU assets or lease liabilities for short-term leases (i.e., those with a term of twelve months or less) and recognizes the related lease expense on a straight-line basis over the lease term, as applicable.

Fixed and Intangible Assets, Net
Fixed and intangible assets are stated at cost less accumulated depreciation and amortization.

Depreciation and amortization of fixed and intangible assets are calculated on a straight-line basis over the estimated useful lives of the assets.

The estimated useful lives of fixed and intangible assets are described below:

Leasehold improvements	Lesser of estimated useful life or lease term
Machinery and equipment	5 to 6 years
Furniture and fixtures	5 years
Computer hardware	3 years
Reusable packaging	1.5 years
Capitalized third-party software	3 years
Capitalized internally developed software	2 years

The Company capitalizes third-party and internally-developed software costs in connection with its proprietary systems and its enterprise resource planning system that are incurred during the application development stage. Costs related to preliminary project activities and post implementation operating activities are expensed as incurred.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of accounts receivable, net, interest receivable, prepaid insurance, prepaid technology expenses and prepaid taxes.
Accounts receivable, net consists primarily of amounts due from third party liquidation and Exclusive Design wholesale partners that do not bear interest. The Company records an allowance for doubtful accounts taking into consideration historical losses adjusted for current market conditions, the financial condition of the customer, the amount of receivables in dispute, and the current receivables aging and payment patterns. Accounts receivable, net was $1.3 million and $4.0 million as of January 31, 2024 and 2023, respectively. The allowance for doubtful accounts was immaterial as of January 31, 2024 and 2023. As of January 31, 2023, one third-party partner represented the majority of the Company’s accounts receivable balance.

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

Marketing
Marketing expenses include online and mobile marketing, search engine optimization and email costs, marketing payroll and related expenses, agency fees, printed collateral, consumer research, and other related costs. Advertising costs amounted to $28.5 million, $30.7 million, and $20.6 million for the years ended January 31, 2024, 2023, and 2022, respectively. Costs associated with advertising campaigns are expensed when the advertising first appears in the media, and other advertising costs are expensed as incurred.

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
Share-Based Compensation
The Company recognizes all employee share-based compensation as an expense in the consolidated financial statements. Equity classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service period of the award. Determining the fair value of options at the grant date requires judgment, including the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividend yield. The fair value of common stock post-IPO is based on the closing price of the common stock on the date of grant as reported on Nasdaq. Upon grant of awards, the Company also estimates an amount of forfeitures that will occur prior to vesting. There were no stock options granted during the years ended January 31, 2024 and 2023.
The Company has granted two types of RSUs. Prior to the Company’s IPO, the Company granted RSUs which vest only upon satisfaction of both time-based service and liquidity-based conditions. The Company records share-based compensation expense for such RSUs on an accelerated attribution method over the requisite service period and only once the liquidity-based condition is satisfied. The liquidity-based vesting condition was satisfied upon the effectiveness of the Company’s IPO. Share-based compensation related to any remaining time-based service for these RSUs after the liquidity-based event is recorded over the remaining requisite service period. Post IPO, the Company has granted RSUs which vest upon satisfaction of time-based service conditions. The Company records share-based compensation expense for these RSUs on a straight-line basis over the requisite service period. See Note 14 – Share-based Compensation Plans for a description of the accounting for share-based awards.

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
During the year ended January 31, 2024, the Company evaluated whether events or circumstances had changed such that it would indicate it is more likely than not that the carrying value of its long-lived assets may not be recoverable (triggering event). Given the Company’s stock price decline during the third quarter, the Company concluded a triggering event had occurred and performed an impairment analysis of its long-lived assets group (which constitutes the Company’s sole reporting unit) as of October 31, 2023. The Company performed a quantitative assessment using the undiscounted future cash flows expected to be generated by the use and eventual disposition of the Company’s long-lived assets group. The assessment included consideration of key factors including projected enterprise cash flows, market capitalization and the fair value of the Temasek debt. Based on the quantitative assessment, the undiscounted cash flows expected to be generated by the use and eventual disposition of the Company’s long-lived assets exceeded their carrying values. Therefore, no impairment was recognized as a result of this analysis for the year ended January 31, 2024.

In connection with the January 2024 restructuring plan as described in Note 4, Restructuring and Related Charges, the Company recorded asset impairment charges of $1.1 million during the year ended January 31, 2024 related to the discontinuation of a software implementation project.

In connection with the September 2022 restructuring plan as described in Note 4, Restructuring and Related Charges, the Company recorded asset impairment charges of $5.3 million during the year ended January 31, 2023. These asset impairment charges consisted of a $4.9 million write-off of fixed assets and a $0.4 million write-off of accrued expenses, both relating to the discontinuation of two warehouse operations projects. No impairment losses were recognized during the year ended January 31, 2022 except for the write-off of apparel and accessories in the normal course of business (see Rental Product disclosure).

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

Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities outstanding for the period. For purposes of this calculation, stock options to purchase common stock, warrants to purchase common stock, and RSUs are considered potentially dilutive securities but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

Refer to Note 15, Net Loss per Share Attributable to Common Stockholders, for information about the Company’s stock split, which became effective on April 2, 2024, and the corresponding impact on the net loss per share calculation for the years ended January 31, 2024, 2023 and 2022.

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

Foreign Currency
The functional currency of the Subsidiary is the U.S. Dollar, which is the functional currency of the Company. The local currency of the Subsidiary is the euro. Monetary assets and liabilities of the Subsidiary are remeasured at the rate of exchange in effect on the balance sheet date; income and expenses are remeasured at the average exchange rates throughout the year. The related remeasurement adjustments are included in general and administrative expenses in the consolidated statements of operations.
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

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments primarily require enhanced disclosures and disaggregation of income tax information by jurisdiction in the annual income tax rate reconciliation and quantitative and qualitative disclosures regarding income taxes paid. These amendments are to be applied prospectively, with the option to apply the standard retrospectively, for annual periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the consolidated financial statements.

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The ASU must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the consolidated financial statements.

Debt – Debt with Conversion and Other Options and Derivatives and Hedging
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The new guidance reduces complexity and improves comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. This standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods within those years, and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

3.Liquidity
The Company has incurred net losses from operations since inception and has historically relied upon debt and equity financing to fund its operations. The Company has experienced year-over-year revenue growth and a reduction in net losses in fiscal years 2023 and 2022 and is making progress towards achieving a break-even position after consideration of cash flows from operations less cash flows used in investing during the year ending January 31, 2025 as a result of the restructuring actions described below and the Company’s plans to reduce rental product spend due to rental product depth adjustments in fiscal year 2023 and other investments to align with the overall growth of the business and to comply with the Company’s recently amended debt covenants. To the extent the Company is impacted by macroeconomic trends, or other factors, including, but not limited to, demand for our business, the Company plans to further reduce fixed and variable costs accordingly and has established plans to preserve existing cash liquidity, which includes additional reductions to labor, operating expenses, and/or capital expenditures.

The Company has a history of successfully implementing restructuring plans. The September 2022 restructuring plan generated annual operating expense savings of approximately $27 million (relative to the second quarter of fiscal year 2022 run rate). In January 2024, the Company announced an additional restructuring plan expected to generate total annual operating expense savings of approximately $12 million, which primarily includes the reduction in force, with some open role closures/reduced backfills, and excludes potential hiring of new employees or other additions to the Company’s costs and expenses. Actual savings may differ from these estimates. Refer to Note 4, Restructuring and Related Charges, for discussion of the restructuring plans.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

On December 1, 2023, the Company entered into a Tenth Amendment to Credit Agreement with Double Helix Pte Ltd. as administrative agent for Temasek Holdings (the “Credit Facility Amendment”) to the 2022 Amended Temasek Facility (as amended by the 2023 Amendment, the “2023 Amended Temasek Facility”). The 2023 Amended Temasek Facility, among other things, modifies the Company’s obligations under the 2022 Amended Temasek Facility (as defined herein) to (i) eliminate all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023; (ii) reduce the minimum liquidity maintenance covenant under the 2023 Amended Temasek Facility from $50 million to $30 million; and (iii) provide that the Company may not exceed mutually agreed upon quarterly and annual spend levels for rental product capital expenditures, fixed operating expenditures and marketing expenditures during fiscal year 2024 of $51 million, $100 million (excluding $10 million of specified permitted expenditures), and $30 million, respectively, on an annual basis and to-be-agreed levels for fiscal years 2025 and 2026, subject to the debt holder’s consent and certain exceptions as defined in the agreement.

As of January 31, 2024, the Company held cash and cash equivalents of $84.0 million and long-term debt of $306.7 million with a maturity date of October 2026. In the event that the Company fails to comply with the covenants specified in the 2023 Amended Temasek Facility, the lender has the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. The Company believes that it will have sufficient liquidity from cash on-hand and future operations to sustain its business operations, satisfy the $30 million minimum liquidity maintenance covenant and comply with the maximum expenditure covenants under the 2023 Amended Temasek Facility for at least the next twelve months from the date these financial statements are issued.
4.Restructuring and Related Charges
January 2024 Restructuring Plan
On January 9, 2024, the Company announced a restructuring plan to focus its workforce and cost structure on key growth opportunities and support its profitability goals. The plan included a reduction in workforce of approximately 10% of its corporate employees (primarily a reduction in force, with some open role closures/reduced backfills, and excludes potential hiring of new employees or other additions to the Company’s costs and expenses).

Restructuring charges of $2.0 million for severance and related costs were recognized during the year ended January 31, 2024 and are reflected in Restructuring charges on the Company’s Consolidated Statements of Operations. Accrued restructuring charges were $0.7 million as of January 31, 2024.

The Company recorded asset impairment charges of $1.1 million during the year ended January 31, 2024 related to the discontinuation of a software implementation project in connection with the January 2024 restructuring plan. The charge is reflected in Loss on asset impairment related to restructuring on the Company’s Consolidated Statements of Operations. The Company may incur additional restructuring charges in the future.
September 2022 Restructuring Plan
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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The Company recorded asset impairment charges of $5.3 million, which consisted of a $4.9 million write-off of fixed assets and a $0.4 million write-off of accrued expenses, during the year ended January 31, 2023, both related to the discontinuation of two warehouse operations projects in connection with the September 2022 restructuring plan. The charge is reflected in Loss on asset impairment related to restructuring on the Company’s Consolidated Statements of Operations.
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

During the year ended January 31, 2024, the Company amended the operating lease for its fulfillment center at 100 Metro Way in Secaucus, NJ, the terms of which extended the lease for an additional five years to August 31, 2029. The lease modification resulted in an adjustment of $9.9 million to lease liabilities and right-of-use assets. The Company did not exercise its renewal option with respect to its lease for 55 Metro Way in Secaucus, NJ, which is anticipated to expire in accordance with its terms on August 31, 2024.

As of January 31, 2024 and 2023, the weighted-average remaining lease term for operating leases was 7.50 years and 8.38 years, respectively, and the weighted-average discount rate was 16.12% and 16.26%, respectively. As of January 31, 2024 and 2023, the weighted-average remaining lease term for financing leases was 4.73 years and 2.18 years, respectively, and weighted-average discount rate was 16.44% and 16.41%, respectively.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The following table summarizes the components of lease costs incurred by the Company during the years ended January 31, 2024, 2023 and 2022:

	January 31,
	2024	2023	2022
Operating lease costs	$9.6	$11.3	$12.9
Short-term lease costs	—	—	0.1
Total fixed lease costs	9.6	11.3	13.0
Variable lease costs	33.4	30.7	22.7
Total lease costs	43.0	42.0	35.7
Sublease income	(1.8)	(3.2)	(4.0)
Total lease costs, net	$41.2	$38.8	$31.7

The following table summarizes the Company’s minimum fixed lease obligations under existing agreements as a lessee, excluding variable payments and short-term lease payments, as of January 31, 2024:

	Operating	Financing
Fiscal year:
2024	$10.8	$0.6
2025	11.3	0.3
2026	11.3	0.1
2027	11.2	0.1
2028	11.3	0.1
Thereafter	28.8	0.3
Total minimum lease payments	84.7	1.5
Imputed interest	(36.0)	(0.5)
Lease liabilities as of January 31, 2024	$48.7	$1.0

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

6.Rental Product, Net
Rental product, net consisted of the following:

	January 31,	January 31,
	2024	2023

Apparel	$165.3	$156.7
Accessories	6.6	5.9
	171.9	162.6
Less accumulated depreciation	(77.9)	(83.9)
Rental product, net	$94.0	$78.7
Depreciation and write-offs related to rental product, including write-offs of rental products sold, was $57.1 million, $52.9 million, and $50.3 million for the years ended January 31, 2024, 2023, and 2022, respectively.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

7.Fixed and Intangible Assets, Net
Fixed and intangible assets, net consisted of the following:

	January 31,	January 31,
	2024	2023
Leasehold improvements	$54.5	$53.8
Machinery and equipment	46.8	45.9
Reusable packaging	2.9	3.5
Computer hardware	4.5	4.5
Furniture and fixtures	4.0	3.9
Financing lease ROU assets	2.6	2.2
	115.3	113.8
Less accumulated depreciation	(79.6)	(69.1)
Fixed assets, net	$35.7	$44.7

Software assets	$22.3	$20.9
Less accumulated amortization	(18.9)	(16.8)
Intangible assets, net	$3.4	$4.1

Depreciation related to fixed assets was $12.0 million, $12.7 million, and $14.8 million for the years ended January 31, 2024, 2023, and 2022, respectively. Amortization of intangible assets was $2.7 million, $3.7 million, and $4.7 million for the years ended January 31, 2024, 2023, and 2022, respectively. See Note 5 — Leases – Lessee Accounting for further details related to the finance lease ROU assets included in Fixed assets, net on the Consolidated Balance Sheets.

As of January 31, 2024, expected amortization of intangible assets (excluding software projects not yet deployed) is as follows:

Fiscal year:
2024	$1.7
2025	0.5
2026	—
Thereafter	—
Total future amortization	$2.2

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

8.Long-Term Debt
Summary
The following table summarizes the Company’s long-term debt outstanding as of January 31, 2024 and 2023:

	January 31,	January 31,
	2024	2023
Temasek Facility principal outstanding	$271.6	$271.6
Add: payment-in-kind interest	40.3	17.8
Less: unamortized debt discount	(5.2)	(16.9)
Temasek Facility, net	306.7	272.5
Less: current portion of long-term debt	—	—
Total noncurrent long-term debt	$306.7	$272.5
Temasek Facility
In July 2018, the Company entered into a term loan agreement with Double Helix Pte Ltd. as administrative agent for Temasek Holdings (the “Temasek Facility”). The Company drew $100.0 million under the Temasek Facility at closing with the ability to draw an additional $100.0 million in multiple drawings at any time prior to July 23, 2020 (the “Initial Temasek Commitments”) based on meeting certain performance and financial tests at each draw.
In November 2019, the Company drew an additional $50.0 million of the Initial Temasek Commitments and amended the Temasek Facility to include an additional $30.0 million of committed availability (the “Subsequent Temasek Commitments”). In March 2020, the Company drew the remaining $50.0 million of the Initial Temasek Commitments and the $30.0 million of the Subsequent Temasek Commitments.

Prior to the termination of the Ares Facility (defined below), the Temasek Facility was both lien-subordinated and payment-subordinated to the Ares Facility (described below) pursuant to a Subordination Agreement entered into in October 2020 that functioned as both a secured lender intercreditor agreement and a subordination agreement (for payment subordination); the Ares Facility was senior debt, and the Temasek facility was subordinated debt with respect to the Ares Facility.
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

In October 2021, the Company used proceeds from the IPO to pay down the Subsequent Temasek Commitments of $30.0 million outstanding principal and interest in full. Concurrently, the Company entered into an amendment to the Temasek Facility (the “2021 Temasek Facility Amendment”). The Temasek Facility as amended by the 2021 Temasek Facility Amendment is referred to as the “2021 Amended Temasek Facility”. This transaction was accounted for as a debt modification. The terms of the 2021 Temasek Facility Amendment provided for, among other things, (i) an extension of the maturity to October 2024, (ii) an outstanding principal under the 2021 Amended Temasek Facility of $271.6 million (with no additional debt proceeds having been funded and after giving effect to the repayment described below), and (iii) an amended interest rate of 12% with up to 5% payable in kind. On the effective date of the 2021 Temasek Facility Amendment, the Company paid down an additional $30.0 million of the outstanding principal of the 2021 Amended Temasek Facility, for a total of $60.0 million principal paydown on the Temasek Facility and 2021 Amended Temasek Facility.

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

In January 2023, the Company entered into an amendment to the 2021 Amended Temasek Facility (the “2022 Temasek Facility Amendment”). The 2021 Amended Temasek Facility as further amended by the 2022 Temasek Facility Amendment is referred to as the “2022 Amended Temasek Facility”. This transaction was accounted for as a debt modification. The terms of the amendment provided for, (i) an extension of the maturity to October 2026, (ii) a reduction of the cash portion of the interest rate to 2% per year through July 2024, increasing to 5% thereafter for the duration of the 2022 Amended Temasek Facility, and (iii) a 1% increase in the total interest rate in February 2024 from 12% to 13% and annual rate increases of 1% thereafter for the duration of the 2022 Amended Temasek Facility. In connection with the 2022 Temasek Facility Amendment, the Company granted a warrant to purchase up to 100,000 shares of the Company’s Class A common stock at an exercise price of $100.00 per share. The warrant will expire on January 31, 2030. The effective interest rate for the 2021 Amended Temasek Facility for the period from the date of issuance through the date of the 2022 Amended Temasek Facility was 14.29%. The effective interest rate for the 2022 Amended Temasek Facility as of January 31, 2023 was 15.15%.

In January 2023, in connection with the 2022 Amended Temasek Facility, the Company recorded a debt discount of $6.9 million related to the allocation of proceeds to warrants issued. These amounts are being accreted to the principal amount of the 2022 Amended Temasek Facility through the recognition of noncash interest expense.

In December 2023, the Company entered into an amendment to the 2022 Amended Temasek Facility (the “2023 Temasek Facility Amendment”). The 2022 Amended Temasek Facility as further amended by the 2023 Temasek Facility Amendment is referred to as the “2023 Amended Temasek Facility”. This transaction was accounted for as a troubled debt restructuring. The terms of the amendment provide for, (i) elimination of all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023; (ii) reduction of the minimum liquidity maintenance covenant under the 2023 Amended Temasek Facility from $50 million to $30 million; and (iii) additional covenants requiring the Company to comply with mutually agreed upon quarterly and annual spend levels for rental product capital expenditures, fixed operating expenditures and marketing expenditures during fiscal year 2024 of $51 million, $100 million (excluding $10 million of specified permitted expenditures), and $30 million, respectively, on an annual basis and to-be-agreed levels for fiscal years 2025 and 2026, subject to the debt holders’ consent and certain exceptions. The Company did not record a gain in connection with the restructuring as the total undiscounted future cash payments specified in the 2023 Temasek Facility Amendment exceeded the carrying value of debt. The effective interest rate for the 2023 Amended Temasek Facility as of January 31, 2024 was 8.44%.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

Other than described above, the 2023 Amended Temasek Facility did not change the covenants under the 2022 Amended Temasek Facility, which require the Company to comply with specified nonfinancial covenants including, but not limited to, restrictions on the incurrence of debt, payment of dividends, investments, sale of assets, mergers and acquisitions, modifications of certain agreements and its fiscal year, and granting of liens. The 2023 Amended Temasek Facility also contains various events of default, including failure to comply with the minimum liquidity maintenance covenant and maximum expenditure thresholds, the occurrence of which could result in the acceleration of outstanding borrowings under the 2023 Amended Temasek Facility for the Company.

The Company determined that all of the embedded features of the Temasek Facility, 2021 Amended Temasek Facility, 2022 Amended Temasek Facility, and 2023 Amended Temasek Facility were clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s consolidated financial statements.
Ares Facility
In October 2021, the Company paid down the Ares Facility outstanding principal and accrued interest in full and terminated the Ares Facility. The Company recognized a $12.2 million loss on debt extinguishment related to this transaction for the year ended January 31, 2022. There were no outstanding balances as of January 31, 2024 and 2023.
Covenants
The Company was in compliance with all applicable financial covenants as of January 31, 2024 and through the date of this filing.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

9.Income Taxes

The Company’s net loss before income tax benefit / (expense) from income taxes includes the following components:

	Year Ended January 31,
	2024	2023	2022
Domestic	$(114.0)	$(139.5)	$(212.6)
Foreign	1.0	0.6	0.5
Net loss before income tax benefit / (expense)	$(113.0)	$(138.9)	$(212.1)

Total income taxes allocated to operations are as follows:

	Year Ended January 31,
	2024	2023	2022
Current provision:
Federal	$—	$—	$—
State and local	—	—	—
Foreign	(0.2)	—	—
Total current provision	(0.2)	—	—
Deferred provision:
Federal	—	—	—
State and local	—	—	—
Foreign	—	0.2	0.3
Total deferred provision	—	0.2	0.3
Total income tax benefit / (expense)	$(0.2)	$0.2	$0.3

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	Year Ended January 31,
	2024	2023
Deferred tax assets:
Federal and state net operating loss carryforwards	$166.4	$158.1
Customer credit liabilities	1.7	1.9
Interest limitation	58.0	50.0
Fixed assets	2.1	—
Capitalized R&D expenses	14.5	10.1
Tax credits	6.7	5.7
Share-based compensation	1.6	2.4
Operating lease liabilities	13.2	11.8
Other	1.3	0.7
Total deferred tax assets	265.5	240.7
Deferred tax liabilities:
Fixed assets	—	(0.1)
Operating lease right-of-use assets	(9.4)	(7.6)
Total deferred tax liabilities	(9.4)	(7.7)
Net deferred tax assets before valuation allowance	256.1	233.0
Less valuation allowance	(256.1)	(232.4)
Net deferred tax assets	$—	$0.6

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

As of January 31, 2024 and 2023, the Company maintained a valuation allowance against all of its U.S. deferred tax assets since, in the judgment of management, the realization of these assets was not considered more likely than not. The net change in the total valuation allowance for the years ended January 31, 2024 and 2023 was an increase of $23.7 million and $31.4 million, respectively. The Company’s deferred tax assets are included in Other assets on the Consolidated Balance Sheets.

As of January 31, 2024, the Company had federal net operating loss tax carryforwards of approximately $631.1 million. Approximately $152.0 million of the net operating loss carryforwards will expire at various times through 2038, while $479.1 million will not expire.

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

The benefit for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate to pretax loss because of the effect of the following items:

	Year Ended January 31,
	2024	2023	2022
Compute “expected” tax benefit	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	(0.02)%	(0.01)%	(0.01)%
Valuation of warrants	—%	—%	(2.47)%
Nondeductible transaction costs	—%	—%	(0.44)%
Nondeductible compensation	(2.55)%	(1.95)%	(1.17)%
Share-based compensation	(0.09)%	(0.48)%	(0.35)%
Current year change in valuation allowance	(19.74)%	(19.34)%	(16.90)%
Other	1.26%	1.00%	0.48%
Income tax benefit (expense)	(0.14)%	0.22%	0.14%
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

The following table summarizes the unrecognized tax benefit activity for the periods indicated:

	Year Ended January 31,
	2024	2023	2022
Balance as of the beginning of the period	$0.9	$0.7	$0.6
Additions based on tax positions related to the current year	0.3	0.2	0.1
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Lapse of statute of limitations	—	—	—
Settlements	—	—	—
Balance as of the end of the period	$1.2	$0.9	$0.7

The amount of unrecognized tax benefits included on the Consolidated Balance Sheets as of January 31, 2024 and 2023 are $1.2 million and $0.9 million, respectively.

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

The Company is subject to United States federal and state taxation, as well as subject to taxation in Ireland. The Company may be subject to examination by the Internal Revenue Service (“IRS”) and as of January 31, 2024, tax year 2020 and years filed thereafter remain open to examination. These examinations may result in proposed adjustments to the Company’s income tax liability or tax attributes with respect to years under examination as well as subsequent periods.

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

On August 16, 2022, Congress passed the Inflation Reduction Act of 2022. The key tax provisions applicable to the Company are a 15% corporate minimum tax on book income and a 1% excise tax on stock repurchases effective January 1, 2023. We do not expect these tax law changes to have a material impact on the Company’s consolidated financial position; however, we will continue to evaluate their impact as further information becomes available.
10.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	January 31,	January 31,
	2024	2023
Accrued operating and general expenses	$7.6	$6.0
Revenue share payable	6.0	5.3
Accrued interest	—	5.1
Accrued payroll related expenses	4.5	4.7
Short-term financing	1.2	—
Sales and other taxes	1.9	2.7
Gift card liability	0.5	0.6
Accrued expenses and other current liabilities	$21.7	$24.4
The borrowing rate for the short-term financing obligation was 8.80% as of January 31, 2024.

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

As of January 31, 2024 and 2023, the carrying amounts of the Company’s cash and cash equivalents, current and noncurrent restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximated their estimated fair value due to their relatively short maturities.

The Company’s long-term debt is reported at carrying value on the Consolidated Balance Sheets. Refer to Note 8 – Long-Term Debt. The Company estimates the fair value of its long-term debt using a discounted cash flow approach based on the Company’s implied credit spread using the median of option adjusted spreads for similar financial instruments with similar credit ratings, and, as such, long-term debt is classified as Level 3 within the fair value hierarchy. The Company classified the long-term debt as Level 3 compared to Level 2 in the prior year due to a change to the valuation model. As of January 31, 2024, the estimated fair value of the Company’s long-term debt was $305.9 million.

The Company’s warrant liabilities were reported at fair value on the Company’s Consolidated Balance Sheets. The warrant liabilities were valued using a Black-Scholes option pricing model. The assumptions used in preparing the model include estimates such as volatility, contractual terms, dividend yield, expiration dates and risk-free interest rates. Prior to the Company’s IPO, this valuation model used unobservable market share price input on a recurring basis, and therefore was considered a Level 3 liability.
The following table presents a roll forward of the fair value of the Level 3 liabilities for the year ended January 31, 2022:

Warrant Liability
Balance as of January 31, 2021	$11.8
Issuance of common stock warrants	0.5
Changes in estimated fair value	24.4
Exercise of warrants	(35.5)
Reclassification to equity-classified warrants	(1.2)
Balance as of January 31, 2022	$—

The Company issued a warrant for 2,041 shares of common stock with a fair value at issuance of $0.5 million, included in the gain / (loss) on warrant liability revaluation, net on the consolidated statement of operations for the year ended January 31, 2022.

The warrants for 82,585 and 2,041 shares of common stock, respectively, were automatically exercised and converted to an aggregate of 84,586 shares of Class A common stock through cashless exercise upon completion of the Company’s IPO. These warrants were adjusted to a fair value of $35.5 million immediately prior to exercise.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The warrants for an aggregate of 4,401 shares of Series D redeemable preferred stock were converted to warrants for shares of Class A common stock as of the effective date of the IPO. These warrants were reclassified to stockholders’ equity as of the effective date of the IPO, as the redemption provision from the shares underlying these warrants was eliminated. These warrants were adjusted to fair value of $1.2 million immediately prior to reclassification.
There were no outstanding liability-classified warrants as of January 31, 2024 and 2023.
12.Redeemable Preferred Stock
During the year ended January 31, 2022, the Company sold 1,437,541 shares of Series G redeemable preferred stock in exchange for $21.2 million. Upon consummation of the IPO, the Company accreted the carrying value of $409.3 million of the redeemable preferred stock to the liquidation value of $414.9 million and the Company’s 32,575,462 outstanding shares of redeemable preferred stock were converted into 1,628,773 shares of the Company’s Class A common stock. The accretion to liquidation value did not have a net impact on the Company’s additional paid-in capital. There was no outstanding redeemable preferred stock as of January 31, 2024 and 2023. Refer to Note 2, Summary of Significant Accounting Policies for discussion of the Company’s Reverse Stock Split.
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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

13.Stockholders’ Equity
Reverse Stock Split

In March 2024, the Company’s stockholders approved, and the Company’s Board of Directors selected, a 1-for-20 reverse stock split (the “Reverse Stock Split”) of outstanding shares of Class A common stock and Class B common stock. The Reverse Stock Split became effective on April 2, 2024 and began trading on the Nasdaq Capital Market on a post-split basis on April 3, 2024. Following the Reverse Stock Split, the number of authorized shares of Class A common stock remained at 300,000,000, the number of authorized shares of Class B common stock remained at 50,000,000, and the number of authorized shares of preferred stock remained at 10,000,000. The Reverse Stock Split reduced the total number of issued and outstanding shares of Class A common stock from 67,812,037 to 3,390,587 and Class B common stock from 3,098,580 to 154,928 as of January 31, 2024. The Reverse Stock Split reduced the total number of issued and outstanding shares of Class A common stock from 61,956,536 to 3,097,826 and Class B common stock from 3,066,251 to 153,312 as of January 31, 2023. The par value of Class A common stock and Class B common stock remained unchanged at $0.001. The Company filed an Amendment to the Twelfth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on April 2, 2024 to implement the Reverse Stock Split. All per share amounts and common shares amounts have been adjusted on a retroactive basis to reflect the Reverse Stock Split for all periods. In addition, Class A common stock and Class B common stock decreased by $0.1 and $0.1, respectively and additional paid-in capital increased by $0.1 and $0.1, respectively, in the Consolidated Balance Sheets as of January 31, 2024 and 2023 and Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit) as of January 31, 2024, 2023, and 2022.

The Company’s stockholders’ equity, in the aggregate, remained unchanged following the Reverse Stock Split. Per share net loss increased because there were fewer shares of Class A common stock and Class B common stock outstanding. There were no other accounting consequences, including changes to the amount of stock-based compensation expense to be recognized in any period, that arose as a result of the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split. Instead, holders of Class A common stock and Class B common stock holding fractional shares were entitled to receive, in lieu of such fractional shares, a cash payment in an amount determined based on the closing price of the Company’s Class A common stock on the effective date of the Reverse Stock Split. The cash payments were immaterial to the Company’s consolidated financial statements. The Reverse Stock Split impacted all stockholders uniformly and did not affect any stockholder’s percentage of ownership or proportionate voting power other than very minor impacts from the treatment of fractional shares.

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

Preferred Stock
Upon the IPO, the Company authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. No shares were issued or outstanding as of January 31, 2024.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

Warrants
As of January 31, 2024 and 2023, the Company had the following outstanding warrants, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed above:

Outstanding Warrants	Date Issued	Number of Shares	Class of Shares	Exercise Price (Per Warrant)	Fair Value at Issuance
Equity classified:
TriplePoint	Nov-16	4,144	Common	$150.80	$0.3
TriplePoint	Jun-17	911	Common	150.80	0.1
TriplePoint	Sep-17	746	Common	150.80	0.1
TriplePoint	Jan-18	828	Common	150.80	0.1
TriplePoint	Apr-18	828	Common	150.80	0.1
TriplePoint	Nov-15	1,760	Common	340.77	0.2
TriplePoint	Jun-16	1,408	Common	340.77	0.2
TriplePoint	Sep-16	1,232	Common	340.77	0.1
Double Helix (Temasek)	Oct-21	19,717	Common	420.00	5.3
Double Helix (Temasek)	Jan-23	100,000	Common	100.00	6.9
		131,574			$13.4
The warrant for 36,500 shares of common stock issued to Double Helix (Temasek) in July 2018 with an exercise price of $548.00 per share expired unexercised during the year ended January 31, 2023. See Note 8 - Long-Term Debt for details of the warrants issued to Temasek in January 2023.

As of January 31, 2024 and 2023, all outstanding warrants were equity-classified and recorded as additional paid-in capital. Equity-classified contracts are not subsequently remeasured unless reclassification is required from equity to liability classification.

The fair value was estimated using the Black-Scholes option pricing model. The fair value is subjective and is affected by changes in inputs to the valuation model including the fair value per share of the underlying stock, the expected term of each warrant, volatility of the Company’s stock and peer company stock, and risk-free rates based on the U.S. Treasury yield curves.
The Company issued preferred and common stock warrants in conjunction with the issuance of certain long-term debt. The preferred stock warrants were accounted for as liabilities primarily because the shares underlying the warrants contained contingent redemption features outside the control of the Company. The liability classified warrants were subject to remeasurement at each balance sheet date. With each such re-measurement, the liability classified warrants were adjusted to current fair value recognized as a gain or loss in the Consolidated Statements of Operations. The liability classified warrants were last remeasured in the year ended January 31, 2022.

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

Amended and Restated 2021 Incentive Award Plan

The Company's Amended and Restated 2021 Incentive Award Plan (the "2021 Plan") was adopted by its board of directors and approved by stockholders in October 2021 and became effective upon the effective date of the IPO. The 2021 Plan replaced the 2019 Plan and no further grants will be made under the 2019 Plan. The terms of equity awards granted under the 2021 Plan in the year ended January 31, 2022 were generally consistent with those granted under the 2019 Plan, as described above. RSUs granted under the 2021 Plan in the year ended January 31, 2022 generally vest over four years and do not have liquidity-based vesting conditions. RSUs granted under the 2021 Plan during the years ended January 31, 2024 and 2023 have a shorter vesting period of one to two years. As of January 31, 2024, there were 490,431 shares of Class A common stock available for issuance under the 2021 Plan. There will not be any further equity grants of Class B common stock.

The grant date fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The option pricing model considers several variables and assumptions in estimating the fair value of share-based awards. Because the Company’s shares are only recently publicly traded and there is a lack of historical company-specific data available, the expected term is estimated under the simplified method using the vesting and contractual terms, and expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. The weighted-average assumptions for grants made during the periods presented, were as follows:

Year Ended January 31,
2022
Valuation assumptions:
Expected dividend yield	—%
Expected volatility	68.26%
Expected term (in years)	6.00
Risk-free interest rate	1.02%
There were no stock options granted during the years ended January 31, 2024 and 2023.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

Stock Options
Stock option activity during the period indicated is as follows, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 13, Stockholders’ Equity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balances as of January 31, 2023	402,756	$146.60	6.37	$0.4
Granted	—	—
Exercised	—	—
Forfeited	(360,143)	145.20
Balances as of January 31, 2024	42,613	$157.80	4.79	$—
Exercisable as of January 31, 2024	39,383	$155.40	4.70	$—
The weighted average grant date fair value of stock options granted for the year ended January 31, 2022 was $103.00. The total intrinsic value of stock options exercised for the year ended January 31, 2023 was nominal and for the year ended January 31, 2022 was $1.5 million.

As of January 31, 2024, there was $0.3 million of unrecognized compensation cost related to stock options granted that is expected to be recognized over a weighted average period of 1.41 years.

During the year ended January 31, 2024, the Company completed an option exchange designed to incentivize and retain employees, directors and other service providers by providing the ability to exchange outstanding stock options for RSUs representing the right to receive Class A common stock. Stock options relating to 331,370 shares of Class A and Class B common stock were forfeited in exchange for 132,546 RSUs which generally vest over two years. The Company will recognize $0.8 million of incremental stock compensation expense from the RSUs granted as a result of the option exchange which will be recognized over the two year vesting period.

The Company currently uses authorized and unissued shares to satisfy the exercise of stock option awards.
RSUs
RSUs activity during the period indicated is as follows, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 13, Stockholders’ Equity:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of January 31, 2023	298,722	$112.80
Granted	492,784	49.80
Vested/Released	(294,377)	87.00
Forfeited	(92,164)	82.80
Unvested and outstanding as of January 31, 2024	404,965	$59.40

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The weighted average grant date fair values of RSUs granted for the years ended January 31, 2023 and January 31, 2022 were $96.60 and $195.80 per share, respectively.

As of January 31, 2024, there was $10.9 million of unrecognized compensation cost related to RSUs granted that is expected to be recognized over a weighted average period of 1.5 years. Of the total unrecognized compensation cost, $2.1 million related to RSUs granted as a result of the option exchange.

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
Share-Based Compensation Summary
The classification of share-based compensation for the years ended January 31, 2024, 2023 and 2022, respectively, presented within each line item of the Consolidated Statements of Operations is as follows:

	Year Ended January 31,
	2024	2023	2022
Technology	$5.5	$5.9	$4.2
Marketing	0.2	0.5	1.0
General and administrative	20.5	19.0	21.4
Total share-based compensation	$26.2	$25.4	$26.6
The Company recognized $2.4 million of incremental share-based compensation expense in General and administrative expenses during the year ended January 31, 2024 due to equity award modifications related to the transition of the Chief Financial Officer role.

The Company recognized $1.5 million of share-based compensation expense during the year ended January 31, 2024, including incremental share-based compensation expense as a result of the option exchange discussed above.
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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 13, Stockholders’ Equity:

	Year Ended January 31,
	2024	2023	2022
Numerator:
Net loss attributable to common stockholders	$(113.2)	$(138.7)	$(211.8)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	3,418,382	3,212,746	1,243,703
Net loss per share attributable to common stockholders, basic and diluted	$(33.12)	$(43.17)	$(170.30)
The following potentially dilutive outstanding securities based on amounts outstanding at each period end, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 13, Stockholders’ Equity, were excluded from the computation of diluted loss per share attributable to common stockholders because including them would have been anti-dilutive:

	Year Ended January 31,
	2024	2023	2022

Stock options	42,613	402,756	473,898
Common stock warrants	131,574	131,574	68,079
RSUs	404,965	298,722	121,379
Total	579,152	833,052	663,356
16.Commitments and Contingencies
The Company had restricted cash balances for cash collateralized standby letters of credit as of January 31, 2024 and 2023 of $10.0 million and $9.1 million, respectively, primarily to satisfy security deposit requirements on its leases. The restricted cash balances also consisted of letters of credit for rental product purchases and credit card transactions.

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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

On November 14, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the Eastern District of New York against the Company, certain of its officers and directors, and the underwriters of its IPO, entitled Rajat Sharma v. Rent the Runway, Inc., et al. 22-cv-6935. The complaint alleges that the defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), by making allegedly materially misleading statements, and by omitting material facts necessary to make the statements made therein not misleading concerning, inter alia, the Company’s growth at the time of the IPO. The lawsuit seeks, among other things, compensatory damages, an award of attorneys’ fees and costs and such other relief as deemed just and proper by the court. On June 8, 2023, the court appointed Delaware Public Employees’ Retirement System and Denver Employees Retirement Plan as lead plaintiffs. On August 21, 2023, lead plaintiffs filed an amended complaint against the Company, certain of its officers and directors, and the underwriters of its IPO. The amended complaint alleges that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act by allegedly making certain false and misleading statements, and by omitting material facts necessary to make the statements made therein not misleading, concerning, among other things, the Company’s growth prospects and fulfillment costs at the time of the IPO. The lawsuit seeks an award of damages, attorney’s fees and costs, and such other relief as the court deems just and proper. All defendants have moved to dismiss the amended complaint and that motion, which was fully submitted on February 23, 2024, remains pending. The Company intends to vigorously defend itself against these claims. The Company believes it has meritorious defenses to the claims asserted in the amended complaint and any liability for such claims is not currently probable and the potential loss or range of loss is not reasonably estimable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of January 31, 2024 because of the material weaknesses in our internal control over financial reporting described below.
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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2024, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of January 31, 2024, our internal control over financial reporting was not effective due to the existence of material weaknesses described below.

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
Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information

On April 8, 2024, Melanie Harris, Dan Nova and Carley Roney resigned as directors of the Company, effective April 15, 2024. The resignations were not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. In light of the changes in Board composition, effective April 15, 2024, Emil Michael has been appointed to serve on the Audit Committee of the Board and Jenny Fleiss has been appointed to serve as Chair of the Nominating and Corporate Governance Committee of the Board,
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference from our Proxy Statement for the 2024 Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the SEC within 120 days of the year ended January 31, 2024.
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

3. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing date

3.1	Twelfth Amended & Restated Certificate of Incorporation	8-K	001-40958	3.1	10/29/2021
3.2	Certificate of Amendment to Twelfth Amended & Restated Certificate of Incorporation	8-K	001-40958	3.1	04/02/2024

3.3	Amended & Restated Bylaws	8-K	001-40958	3.2	10/29/2021

4.1	Specimen Class A common stock certificate	S-1	333-260027	4.1	10/04/2021
4.2	Eighth Amended and Restated Investors’ Rights Agreement (the “IRA”) by and among the Company and certain of its stockholders, dated April 30, 2020, as amended by that amendment No. 1 to the IRA, dated October 26, 2020 and that amendment No. 2 to the IRA, dated April 30, 2021	S-1	333-260027	4.2	10/04/2021
4.3	Description of Capital Stock					*
10.1+	2009 Stock Incentive Plan	S-1/A	333-260027	10.2	10/18/2021
10.2+	Form of Incentive Stock Option Agreement (2009 Plan)	S-1/A	333-260027	10.3	10/18/2021
10.3+	Form of Nonstatutory Stock Option Agreement (2009 Plan)	S-1/A	333-260027	10.4	10/18/2021
10.4+	2019 Stock Incentive Plan	S-1/A	333-260027	10.5	10/18/2021
10.5+	Form of Incentive Stock Option Agreement (2019 Plan)	S-1/A	333-260027	10.6	10/18/2021
10.6+	Form of Nonstatutory Stock Option Agreement (2019 Plan)	S-1/A	333-260027	10.7	10/18/2021
10.7+	Form of Restricted Stock Unit Agreement (2019 Plan)	S-1/A	333-260027	10.8	10/18/2021
10.8+	Amended and Restated 2021 Incentive Award Plan	S-1/A	333-260027	10.9	10/22/2021

10.9+	Form of Stock Option Agreement (2021 Plan)	S-1/A	333-260027	10.10	10/18/2021

10.10+	Form of Restricted Stock Unit Agreement (2021 Plan)	S-1/A	333-260027	10.11	10/18/2021

10.11+	Form of Restricted Stock Unit Agreement (2021 Plan) (Mandatory Sell-to-Cover Election)	S-1/A	333-260027	10.12	10/18/2021

10.12+	Form of Indemnification Agreement between the Company and each of its directors and executive officers	S-1/A	333-260027	10.1	10/18/2021

10.13+	Non-Employee Director Compensation Program	S-1/A	333-260027	10.13	10/18/2021

10.14+	2021 Employee Stock Purchase Plan	S-1/A	333-260027	10.14	10/22/2021

10.15+	Amended and Restated Employment Agreement, by and between the Company and Jennifer Y. Hyman, dated October 5, 2021	S-1/A	333-260027	10.15	10/18/2021
10.16	Amendment to Amended and Restated Employment Agreement by and between the Company and Jennifer Y. Hyman	10-Q	001-40958	10.1	6/10/2022
10.17+	Offer Letter, by and between the Company and Scarlett O’Sullivan, dated September 4, 2015.	S-1/A	333-260027	10.16	10/18/2021
10.18+	Offer Letter, by and between the Company and Anushka Salinas, dated January 20, 2017.	S-1/A	333-260027	10.17	10/18/2021
10.19†X	Seventh Amendment to the Credit Agreement dated as of July 23, 2018, dated as of October 18, 2021 (as previously amended on December 21, 2018, April 24, 2019, November 26, 2019, June 2, 2020, August 18, 2020, and October 26, 2020), and as may be further amended, restated, supplemented or otherwise modified in accordance with the terms thereof), by and among the Company, the lenders from time to time party thereto and Double Helix Pte Ltd, as administrative agent.	S-1/A	333-260027	10.20	10/18/2021
10.20	Stockholders Agreement, dated October 29, 2021, by and among the Company, Jennifer Y. Hyman, entities affiliated with Bain Capital Ventures and entities affiliated with Highland Capital Partners and certain related parties	8-K	001-40958	10.1	10/29/2021
10.21†X	Lease, dated as of July 7, 2014 as amended by the certain Lease Modification Agreements, dated April 28, 2020 and August 9, 2020, each by and between Hartz Metro Leasehold I LLC and the Company.	S-1	333-260027	10.21	10/04/2021
10.22†X	Industrial Lease, dated March 31, 2018, as amended by that certain First Amendment to Industrial Lease, dated August 31, 2020, by and between CPF BARDIN JV LP and the Company.	S-1	333-260027	10.23	10/04/2021
10.237†X	Lease, dated as of April 1, 2019, as amended by that certain First Amendment of Lease, dated December 10, 2020, by and between 10 Jay Master Tenant LLC and the Company.	S-1	333-260027	10.24	10/04/2021
10.24†	Partial Termination and Second Amendment of Lease, dated February 16, 2022, by and between 10 Jay Master Tenant LLC and the Company.	10-K	001-40958	10.27	4/14/2022

10.25	Eighth Amendment to the Credit Agreement dated as of August 15, 2022 (as previously amended on July 23, 2018, December 21, 2018, April 24, 2019, November 26, 2019, June 2, 2020, August 18, 2020, October 26, 2020, and October 18, 2021), and as may be further amended, restated, supplemented or otherwise modified in accordance with the terms thereof), by and among the Company, the lenders from time to time party thereto and Double Helix Pte Ltd. as administrative agent	10-Q	001-40958	10.1		9/13/2022
10.26	Ninth Amendment to the Credit Agreement, dated as of January 31, 2023, by and among the Company, the lenders from time to time party thereto and Double Helix Pte Ltd., as administrative agent.	10-K	001-40958	10.3		4/13/2023
10.27†X
Tenth Amendment to the Credit Agreement, dated as of December 1, 2023, (as previously amended on July 23, 2018, December 21, 2018, April 24, 2019, November 26, 2019, June 2, 2020, August 18, 2020, October 26, 2020, October 18, 2021 and January 31, 2023), by and among the Company, the lenders from time to time party thereto and Double Helix Pte Ltd., as administrative agent.
								*
10.28+	Transition Agreement between the Company and Anushka Salinas, dated January 8, 2024	8-K	001-40958	10.1		1/09/2024
10.29+	Form of Retention Bonus Letter	10-Q	001-40958	10.1	10.1	12/06/2023	45266
10.30+	Offer Letter Amendment, between the Company and Siddharth Thacker, dated April 11, 2023	8-K	001-40958	10.1		4/12/2023
10.31+	Transition Agreement, between the Company and Scarlett O’Sullivan, dated April 11, 2023	8-K	001-40958	10.2		4/12/2023
10.32†	Third Lease Modification, dated as of January 29, 2024 by and between Hartz Metro Leasehold I LLC and the Company.							*
10.33+	Amended and Restated Executive Severance Plan							*
21.1	List of subsidiaries							*
23.1	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm							*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)							*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)							*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350							**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350							**
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation							*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.							*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith
** Furnished herewith
+ Indicates management contract or compensatory plan
† Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item (601)(b)(10) because the omitted information (i) is not material and (ii) is treated as confidential by the Company
X Certain schedules (or similar attachments) to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). The registrant agrees to furnish a copy of any omitted schedule (or similar attachment) to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

RENT THE RUNWAY, INC.

Date: April 11, 2024	By:	/s/ Jennifer Y. Hyman
Jennifer Y. Hyman
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jennifer Y. Hyman	Chief Executive Officer and Director (Principal Executive Officer)	April 11, 2024
Jennifer Y. Hyman

/s/ Siddharth Thacker	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 11, 2024
Siddharth Thacker

/s/ Tim Bixby	Director	April 11, 2024
Tim Bixby

/s/ Jennifer Fleiss	Director	April 11, 2024
Jennifer Fleiss

/s/ Scott Friend	Director	April 11, 2024
Scott Friend

/s/ Melanie Harris	Director	April 11, 2024
Melanie Harris

/s/ Beth Kaplan	Director	April 11, 2024
Beth Kaplan

/s/ Emil Michael	Director	April 11, 2024
Emil Michael

/s/ Dan Nova	Director	April 11, 2024
Dan Nova

/s/ Gwyneth Paltrow	Director	April 11, 2024
Gwyneth Paltrow

/s/ Carley Roney	Director	April 11, 2024
Carley Roney

/s/ Mike Roth	Director	April 11, 2024
Mike Roth