Form 10-Q
period 2024-04-30
Rent the Runway, Inc.
filed 2024-06-06
CIK 1468327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
____________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	RENT	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No ☒
The registrant had outstanding 3,566,441 shares of Class A common stock and 155,333 shares of Class B common stock as of May 31, 2024. The foregoing reflects the reverse stock split of the registrant’s Class A common stock and Class B common stock that became effective on April 2, 2024.

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
•If we are unable to acquire and manage our products effectively and plan for future expenses, our operating results could be adversely affected.
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
•Failure to adequately obtain, maintain, protect and enforce our intellectual property and proprietary rights could harm our brand, devalue our proprietary content, and adversely affect our ability to compete effectively.
•We are subject to rapidly changing and increasingly stringent laws and industry standards relating to data privacy, data security, data protection, and consumer protection. The restrictions, obligations, and costs imposed by these laws, or our actual or perceived failure to comply with them, could materially impair our ability to grow our business, negatively impact the results of our operations and subject us to liabilities that adversely affect our business, operations, and financial performance.
•We face risks associated with brand and manufacturing partners from whom our products are sourced or co-manufactured.

•We rely on third parties to provide payment processing infrastructure underlying our business. If these third-party providers become unavailable or unavailable on favorable terms, our business could be adversely affected.
•We depend on search engines, social media platforms, mobile application stores, content-based online advertising and other online sources to attract consumers to and promote our website and our mobile application, which may be affected by third-party interference beyond our control and, as we grow, our marketing and/or customer acquisition costs may rise.
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
•The COVID-19 pandemic had a material adverse impact on our business. Other future pandemics or public health crises may have a similar adverse impact on our business.
If we are unable to adequately address these and other risks we face, our business may be harmed.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aims,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, share-based compensation, business strategy and initiatives, including rental product depth strategy, sustainability initiatives, business plans, promotional and marketing strategy and onboarding initiatives, impacts from our January 2024 restructuring plan, our 2023 transportation deal with a major national carrier and other cost-savings initiatives, anticipated future expenditures, product acquisition expectations, compliance with our debt covenants, market growth and our objectives for future operations.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report for the quarter ended April 30, 2024. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

Part I - Financial Information
Item 1. Financial Statements

RENT THE RUNWAY, INC. Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts, unaudited)

	April 30,	January 31,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$82.0	$84.0
Restricted cash, current	5.2	5.2
Prepaid expenses and other current assets	12.1	13.0
Total current assets	99.3	102.2
Restricted cash	4.8	4.8
Rental product, net	99.7	94.0
Fixed assets, net	33.4	35.7
Intangible assets, net	3.1	3.4
Operating lease right-of-use assets	33.2	33.9
Other assets	4.9	4.5
Total assets	$278.4	$278.5
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$16.4	$5.8
Accrued expenses and other current liabilities	22.2	21.7
Deferred revenue	13.3	10.9
Customer credit liabilities	6.0	6.3
Operating lease liabilities	3.7	3.4
Total current liabilities	61.6	48.1
Long-term debt, net	313.1	306.7
Operating lease liabilities	44.3	45.3
Other liabilities	0.7	0.7
Total liabilities	419.7	400.8
Commitments and Contingencies (Note 14)
Stockholders’ equity (deficit)
Class A common stock, $0.001 par value; 300,000,000 shares authorized as of April 30, 2024 and January 31, 2024; 3,520,053 and 3,390,587 shares issued and outstanding as of April 30, 2024 and January 31, 2024, respectively	—	—
Class B common stock, $0.001 par value; 50,000,000 shares authorized as of April 30, 2024 and January 31, 2024; 155,269 and 154,928 shares issued and outstanding as of April 30, 2024 and January 31, 2024, respectively	—	—
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of April 30, 2024 and January 31, 2024; 0 shares issued and outstanding as of April 30, 2024 and January 31, 2024	—	—
Additional paid-in capital	933.8	930.8
Accumulated deficit	(1,075.1)	(1,053.1)
Total stockholders’ equity (deficit)	(141.3)	(122.3)
Total liabilities and stockholders’ equity (deficit)	$278.4	$278.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Operations
(In millions, except share and per share amounts, unaudited)

	Three Months Ended April 30,
	2024	2023
Revenue:
Subscription and Reserve rental revenue	$66.1	$66.8
Other revenue	8.9	7.4
Total revenue, net	75.0	74.2
Costs and expenses:
Fulfillment	20.6	21.9
Technology	9.6	13.1
Marketing	9.0	9.3
General and administrative	22.8	26.5
Rental product depreciation and revenue share	26.0	20.9
Other depreciation and amortization	3.3	3.8
Restructuring charges	0.2	—
Total costs and expenses	91.5	95.5
Operating loss	(16.5)	(21.3)
Interest income / (expense), net	(5.6)	(8.8)
Other income / (expense), net	0.1	—
Net loss before income tax benefit / (expense)	(22.0)	(30.1)
Income tax benefit / (expense)	—	—
Net loss	$(22.0)	$(30.1)
Net loss per share attributable to common stockholders, basic and diluted (1)	$(6.03)	$(9.14)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted (1)	3,646,202	3,293,295
(1) Amounts have been adjusted to reflect the 1-for-20 reverse stock split that became effective on April 2, 2024. See Note 2, “Summary of Significant Accounting Policies” and Note 11, “Stockholders’ Equity” for additional details.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount
Balances as of January 31, 2024	3,545,515	$—	$930.8	$(1,053.1)	$(122.3)
Stock issued under stock incentive plan	129,807	—	—	—	—
Share-based compensation expense	—	—	3.0	—	3.0
Net loss	—	—	—	(22.0)	(22.0)
Balances as of April 30, 2024	3,675,322	$—	$933.8	$(1,075.1)	$(141.3)

Balances as of January 31, 2023	3,251,138	$—	$904.6	$(939.9)	$(35.3)
Stock issued under stock incentive plan	82,907	—	—	—	—
Share-based compensation expense	—	—	8.8	—	8.8
Net loss	—	—	—	(30.1)	(30.1)
Balances as of April 30, 2023	3,334,045	$—	$913.4	$(970.0)	$(56.6)
(1) Amounts have been adjusted to reflect the 1-for-20 reverse stock split that became effective on April 2, 2024. See Note 2, “Summary of Significant Accounting Policies” and Note 11, “Stockholders’ Equity” for additional details.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Three Months Ended April 30,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(22.0)	$(30.1)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Rental product depreciation and write-offs	11.3	9.6
Write-off of rental product sold	3.6	2.5
Other depreciation and amortization	3.3	3.8
Loss from write-off of fixed assets	—	0.1
Proceeds from rental product sold	(6.8)	(5.4)
(Gain) / loss from liquidation of rental product	0.4	(0.2)
Accrual of paid-in-kind interest	—	7.1
Amortization of debt discount	6.4	1.6
Share-based compensation expense	3.0	8.8
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	0.9	1.6
Operating lease right-of-use assets	0.7	0.7
Other assets	(0.4)	0.3
Accounts payable, accrued expenses and other current liabilities	2.8	(3.7)
Deferred revenue and customer credit liabilities	2.1	1.3
Operating lease liabilities	(0.7)	(1.1)
Other liabilities	—	(0.2)
Net cash (used in) provided by operating activities	4.6	(3.3)
INVESTING ACTIVITIES
Purchases of rental product	(13.1)	(14.6)
Proceeds from liquidation of rental product	1.1	1.3
Proceeds from sale of rental product	6.8	5.4
Purchases of fixed and intangible assets	(0.8)	(0.9)
Net cash (used in) provided by investing activities	(6.0)	(8.8)
FINANCING ACTIVITIES
Other financing payments	(0.6)	(0.1)
Net cash (used in) provided by financing activities	(0.6)	(0.1)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2.0)	(12.2)
Cash and cash equivalents and restricted cash at beginning of period	94.0	163.6
Cash and cash equivalents and restricted cash at end of period	$92.0	$151.4
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Three Months Ended April 30,
	2024	2023
Reconciliation of Cash and Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$82.0	$141.4
Restricted cash, current	5.2	4.2
Restricted cash, noncurrent	4.8	5.8
Total cash and cash equivalents and restricted cash	$92.0	$151.4

Supplemental Cash Flow Information:
Cash payments (receipts) for:
Fixed operating lease payments, net	$2.7	$2.8
Fixed assets and intangibles received in the prior period	0.3	0.1
Rental product received in the prior period	3.3	5.4
Non-cash financing and investing activities:
Financing lease right-of-use asset amortization	$0.1	$0.2
Purchases of fixed assets and intangibles not yet settled	0.2	—
Purchases of rental product not yet settled	12.3	13.0
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
The results for the three months ended April 30, 2024 are not necessarily indicative of the operating results expected for the year ending January 31, 2025 or any future period. The condensed consolidated balance sheet as of January 31, 2024 is derived from the audited consolidated financial statements. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, the unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended January 31, 2024, which can be found in the Company’s Annual Report on Form 10-K filed with the SEC on April 11, 2024.

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
Fiscal Year
The Company’s fiscal year ends on January 31 of the next calendar year. For example, references to “fiscal year 2024” refer to the fiscal year ending January 31, 2025 and references to “fiscal year 2023” refer to the fiscal year ended January 31, 2024.
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
As of April 30, 2024, the effects of the macroeconomic environment on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
Concentrations of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash investments with high credit quality financial institutions. The Company believes no significant credit risk exists with respect to these financial instruments.
No single customer accounted for more than 5% of the Company’s revenue during the three months ended April 30, 2024 and 2023.
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
Once it is no longer considered rentable, rental product in a sellable condition is classified as held for sale and written down to salvage value. The value of rental product held for sale as of April 30, 2024 and January 31, 2024 was $2.6 million and $3.0 million, respectively. The accelerated depreciation related to rental product held for sale was $1.1 million and $0.9 million for the three months ended April 30, 2024 and 2023, respectively. The accelerated depreciation is presented on the condensed consolidated statements of operations within Rental product depreciation and revenue share.
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
The purchases of rental product as well as the proceeds from the sale and liquidation of rental product are classified as cash flows from investing activities on the condensed consolidated statements of cash flows because the predominant activity of the rental product purchased is to generate rental revenue and such classification is consistent with the classification of long-term asset activity. Proceeds from the sale of rental product were $6.8 million and $5.4 million for the three months ended April 30, 2024 and 2023, respectively. Proceeds from the liquidation of rental product were $1.1 million and $1.3 million for the three months ended April 30, 2024 and 2023, respectively.
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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Other revenue represented 12% and 10% of total revenue for the three months ended April 30, 2024 and 2023, respectively.
Revenue is presented net of promotional discounts, customer credits and refunds. Promotional discounts are recognized in accordance with either ASC 842 or ASC 606, based on the guidance applied to the rental fees or product sales to which the promotional discounts are related. Revenue is presented net of taxes that are collected from customers and remitted to governmental authorities.
The Company recognizes a liability at the time a customer credit or a gift card is issued, and revenue is recognized upon redemption of the credit or gift card. The Company’s customer credit liability is presented on the Condensed Consolidated Balance Sheets. During the three months ended April 30, 2024, $0.5 million of credits included in the customer credit liability as of January 31, 2024 were redeemed. Customer credits and gift cards do not have expiration dates. Over time, a portion of these instruments is not redeemed. The Company recognizes breakage income related to these instruments based on the redemption pattern method. The Company continues to maintain the full liability for the unredeemed portion of the credits and gift cards when the Company has any legal obligation to remit such credits to government authorities in relevant jurisdictions. The Company did not issue any new gift cards during the three months ended April 30, 2024 and 2023.
Subscription and Reserve Rental Revenue
Subscription fees are recognized ratably over the subscription period, commencing on the date the subscriber enrolls in the rental program. The fees are collected upon enrollment. The subscription automatically renews on a monthly basis until cancelled or paused by the customer. Subscribers can pause or cancel their subscriptions at any time.
The Company recognizes fees for a-la-carte rentals ratably over the rental period, which starts with the date of delivery of rental product to the customer. A-la-carte rental orders can be placed up to two months prior to the rental start date and the customer’s payment form is charged upon order confirmation. The Company defers recognizing the fees and any related promotions for a-la-carte rentals until the date of delivery, and then recognizes those fees ratably over the four- or eight-day rental period.
The Company accrues for credits and refunds issued subsequent to the balance sheet date that relate to rentals prior to the balance sheet date. These amounts were not material as of April 30, 2024 and January 31, 2024.
Other Revenue
Other revenue consists primarily of revenue from the sale of rental product. The Company recognizes revenue from the sale of rental product in accordance with ASC 606. Sale of rental product occurs when a customer purchases rental product at a discounted price, calculated as a percentage of retail value. Payment is due upon order confirmation and there is no financing component. The single performance obligation associated with rental product sales is generally satisfied upon delivery of the rental product to the customer. The Company does not have any material contractual receivables, assets or liabilities with respect to other revenue as of April 30, 2024 and January 31, 2024.
From time to time, other revenue may include revenue generated from pilots and other growth initiatives which may cause quarterly fluctuations in the Other revenue line.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Share-Based Compensation
The Company recognizes all employee share-based compensation as an expense in the condensed consolidated financial statements. Equity classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service period of the award. Determining the fair value of options at the grant date requires judgment, including the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividend yield. The fair value of common stock post-IPO is based on the closing price of the common stock on the date of grant as reported on Nasdaq. Upon grant of awards, the Company also estimates an amount of forfeitures that will occur prior to vesting. There were no stock options granted during the three months ended April 30, 2024 and 2023.
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

Interest Income and Expense
Interest income and expense consist primarily of interest on the Temasek debt facility, debt discount amortization, and financing lease interest expense offset by interest income earned. The Company recognized interest and debt discount amortization expense of $6.5 million and $10.2 million during the three months ended April 30, 2024 and April 30, 2023, respectively.

Interim Impairment Evaluation
During the year ended January 31, 2024, the Company concluded a triggering event had occurred during the third quarter of fiscal year 2023 due to a decline in the Company’s stock price. The Company performed a quantitative assessment and concluded the undiscounted cash flows expected to be generated by the use and eventual disposition of the Company’s long-lived assets exceeded their carrying values. Therefore, no impairment was recognized for the year ended January 31, 2024. The Company has concluded there were no triggering events as of April 30, 2024.
Recently Issued and Adopted Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Debt - Debt with Conversion and Other Options and Derivatives and Hedging
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The new guidance reduces complexity and improves comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. This standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods within those years, and early adoption is permitted. The Company adopted this standard on February 1, 2024, and the adoption of this standard did not have a material impact on the condensed consolidated financial statements.

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
3.Liquidity
The Company has incurred net losses from operations since inception and has historically relied upon debt and equity financing to fund its operations. The Company has experienced year-over-year revenue growth and a reduction in net losses during the three months ended April 30, 2024 and in fiscal year 2023 and is making progress towards achieving a break-even position after consideration of cash flows from operations plus cash flows generated (used) in investing during the year ending January 31, 2025 as a result of the restructuring actions described below and the Company’s plans to reduce rental product spend due to rental product depth adjustments in fiscal year 2023 and other investments to align with the overall growth of the business and to comply with the Company’s recently amended debt covenants. To the extent the Company is impacted by macroeconomic trends, or other factors, including, but not limited to, demand for our business, the Company plans to further reduce fixed and variable costs accordingly and has established plans to preserve existing cash liquidity, which includes additional reductions to labor, operating expenses, and/or capital expenditures.
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
As of April 30, 2024 and January 31, 2024, the Company held cash and cash equivalents of $82.0 million and $84.0 million, respectively, and long-term debt of $313.1 million and $306.7 million, respectively, with a maturity date of October 2026. In the event that the Company fails to comply with the covenants specified in the 2023 Amended Temasek Facility, the lender has the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. The Company believes that it will have sufficient liquidity from cash on-hand and future operations to sustain its business operations, satisfy the $30 million minimum liquidity maintenance covenant and comply with the maximum expenditure covenants under the 2023 Amended Temasek Facility for at least the next twelve months from the date these financial statements are issued.
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
Restructuring charges of $0.2 million for severance and related costs were recognized during the three months ended April 30, 2024 and are reflected in Restructuring charges on the Company’s Condensed Consolidated Statements of Operations. Restructuring charges of $2.0 million for severance and related costs were recognized during the year ended January 31, 2024 and were reflected in Restructuring charges on the Company’s Consolidated Statements of Operations. Accrued restructuring charges were $0.2 million and $0.7 million as of April 30, 2024 and January 31, 2024, respectively. The Company may incur additional restructuring charges in the future. The restructuring plan is expected to be fully completed by the end of the second quarter of fiscal year 2024.
The Company recorded asset impairment charges of $1.1 million during the quarter and year ended January 31, 2024 related to the discontinuation of a software implementation project in connection with the January 2024 restructuring plan. The charge was reflected in Loss on asset impairment related to restructuring on the Company’s Consolidated Statements of Operations.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
5.Leases - Lessee Accounting

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
The following table summarizes the Company’s minimum fixed lease obligations under existing agreements as a lessee, excluding variable payments and short-term lease payments, as of April 30, 2024:

	Operating	Financing
Fiscal year:
2024	$8.1	$0.4
2025	11.3	0.3
2026	11.3	0.1
2027	11.2	0.1
2028	11.3	0.1
Thereafter	28.9	0.4
Total minimum lease payments	82.1	1.4
Imputed interest	(34.1)	(0.4)
Lease liabilities as of April 30, 2024	$48.0	$1.0
6.Rental Product, Net
Rental product, net consisted of the following:

	April 30,	January 31,
	2024	2024

Apparel	$168.6	$165.3
Accessories	7.1	6.6
	175.7	171.9
Less: accumulated depreciation	(76.0)	(77.9)
Rental product, net	$99.7	$94.0
Depreciation and write-offs related to rental product, including write-offs of rental products sold, was $14.9 million and $12.1 million for the three months ended April 30, 2024 and 2023, respectively.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
7.Long-Term Debt
Summary
The following table summarizes the Company’s long-term debt outstanding as of April 30, 2024 and January 31, 2024:

	April 30,	January 31,
	2024	2024

Temasek Facility principal outstanding	$271.6	$271.6
Add: payment-in-kind interest	40.3	40.3
Add (Less): unamortized debt premium (discount)	1.2	(5.2)
Temasek Facility, net	313.1	306.7
Less: current portion of long-term debt	—	—
Total noncurrent long-term debt	$313.1	$306.7
Temasek Facility
In January 2023, the Company entered into an amendment to the 2021 Amended Temasek Facility (the “2022 Temasek Facility Amendment”). The 2021 Amended Temasek Facility as further amended by the 2022 Temasek Facility Amendment is referred to as the “2022 Amended Temasek Facility”. This transaction was accounted for as a debt modification. The terms of the amendment provided for (i) an extension of the maturity to October 2026, (ii) a reduction of the cash portion of the interest rate to 2% per year through July 2024, increasing to 5% thereafter for the duration of the 2022 Amended Temasek Facility, and (iii) a 1% increase in the total interest rate in February 2024 from 12% to 13% and annual rate increases of 1% thereafter for the duration of the 2022 Amended Temasek Facility. In connection with the 2022 Temasek Facility Amendment, the Company granted a warrant to purchase up to 100,000 shares of the Company’s Class A common stock at an exercise price of $100.00 per share. The warrant will expire on January 31, 2030. The effective interest rate for the 2021 Amended Temasek Facility for the period from the date of issuance through the date of the 2022 Amended Temasek Facility was 14.29%. The effective interest rate for the 2022 Amended Temasek Facility as of January 31, 2023 was 15.15%.

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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
In December 2023, the Company entered into an amendment to the 2022 Amended Temasek Facility (the “2023 Temasek Facility Amendment”). The 2022 Amended Temasek Facility as further amended by the 2023 Temasek Facility Amendment is referred to as the “2023 Amended Temasek Facility”. This transaction was accounted for as a troubled debt restructuring. The terms of the amendment provide for (i) elimination of all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023; (ii) reduction of the minimum liquidity maintenance covenant under the 2023 Amended Temasek Facility from $50 million to $30 million; and (iii) additional covenants requiring the Company to comply with mutually agreed upon quarterly and annual spend levels for rental product capital expenditures, fixed operating expenditures and marketing expenditures during fiscal year 2024 of $51 million, $100 million (excluding $10 million of specified permitted expenditures), and $30 million, respectively, on an annual basis and to-be-agreed levels for fiscal years 2025 and 2026, subject to the debt holders’ consent and certain exceptions. The Company did not record a gain in connection with the restructuring as the total undiscounted future cash payments specified in the 2023 Temasek Facility Amendment exceeded the carrying value of debt. The effective interest rate for the 2023 Amended Temasek Facility as of January 31, 2024 was 8.44%. The Company amortizes the debt discount using the effective interest method over the remaining term of the facility including the six full fiscal quarters during which payment-in-kind and cash interest were eliminated.

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
Covenants
The Company was in compliance with all applicable financial covenants as of April 30, 2024 and through the date of this filing.

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
The amount of unrecognized tax benefits as of April 30, 2024 and January 31, 2024 was $1.2 million and $1.2 million, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized benefits relating to the Company’s tax position is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain and a reasonable estimate of the range of gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months cannot be made at this time.
9.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	April 30,	January 31,
	2024	2024
Accrued operating and general expenses	$8.7	$7.6
Revenue share payable	7.1	6.0
Accrued payroll related expenses	3.0	4.5
Short-term financing	0.7	1.2
Sales and other taxes	2.2	1.9
Gift card liability	0.5	0.5
Accrued expenses and other current liabilities	$22.2	$21.7
The borrowing rate for the short-term financing obligation was 8.80% as of April 30, 2024.
10.Fair Value Measurements
As of April 30, 2024 and January 31, 2024, the carrying amounts of the Company’s cash and cash equivalents, current and noncurrent restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximated their estimated fair value due to their relatively short maturities.
The Company’s long-term debt is reported at carrying value on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 7 — Long-Term Debt. The Company estimates the fair value of its long-term debt using a discounted cash flow approach based on the Company’s implied credit spread using the median of option adjusted spreads for similar financial instruments with similar credit ratings, and, as such, long-term debt is classified as Level 3 within the fair value hierarchy. As of April 30, 2024, the estimated fair value of the Company’s long-term debt was $304.7 million.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
11.Stockholders’ Equity
Reverse Stock Split
In March 2024, the Company’s stockholders approved, and the Company’s Board of Directors selected, a 1-for-20 reverse stock split (the “Reverse Stock Split”) of outstanding shares of Class A common stock and Class B common stock. The Reverse Stock Split became effective on April 2, 2024 and began trading on the Nasdaq Capital Market on a post-split basis on April 3, 2024. Following the Reverse Stock Split, the number of authorized shares of Class A common stock remained at 300,000,000, the number of authorized shares of Class B common stock remained at 50,000,000, and the number of authorized shares of preferred stock remained at 10,000,000. The Reverse Stock Split reduced the total number of issued and outstanding shares of Class A common stock from 67,812,037 to 3,390,587 and Class B common stock from 3,098,580 to 154,928 as of January 31, 2024. The par value of Class A common stock and Class B common stock remained at $0.001. The Company filed an Amendment to the Twelfth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on April 2, 2024 to implement the Reverse Stock Split. All per share amounts and common shares amounts have been adjusted on a retroactive basis to reflect the Reverse Stock Split for all periods. In addition, Class A common stock and Class B common stock decreased by $0.1 million and additional paid-in capital increased by $0.1 million, respectively, in the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) as of April 30, 2023 and January 31, 2023.
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
Preferred Stock
Upon the IPO, the Company authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. No shares were issued or outstanding as of April 30, 2024.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Warrants
As of April 30, 2024 and January 31, 2024, the Company had the following outstanding warrants, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed above:

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
As of April 30, 2024 and January 31, 2024, all outstanding warrants were equity-classified and recorded as additional paid-in capital. Equity-classified contracts are not subsequently remeasured unless reclassification is required from equity to liability classification.
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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Amended and Restated 2021 Incentive Award Plan
The Company's Amended and Restated 2021 Incentive Award Plan (the "2021 Plan") was adopted by its board of directors and approved by stockholders in October 2021 and became effective upon the effective date of the IPO. The 2021 Plan replaced the 2019 Plan and no further grants will be made under the 2019 Plan. The terms of equity awards granted under the 2021 Plan in the year ended January 31, 2022 were generally consistent with those granted under the 2019 Plan, as described above. RSUs granted under the 2021 Plan in the year ended January 31, 2022 generally vest over four years and do not have liquidity-based vesting conditions. RSUs granted under the 2021 Plan during the three months ended April 30, 2024 and years ended January 31, 2024 and 2023 and have a shorter vesting period of one to two years. As of April 30, 2024, there were 220,894 shares of Class A common stock available for issuance under the 2021 Plan. There will not be any further equity grants of Class B common stock.
The grant date fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The option pricing model considers several variables and assumptions in estimating the fair value of share-based awards. Because the Company’s shares are only recently publicly traded and there is a lack of historical company-specific data available, the expected term is estimated under the simplified method using the vesting and contractual terms, and expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. There were no stock options granted during the three months ended April 30, 2024 or year ended January 31, 2024.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Stock Options
Stock option activity during the period indicated is as follows, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 11, Stockholders’ Equity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balances as of January 31, 2024	42,613	$157.80	4.79	$—
Granted	—	—
Exercised	—	—
Forfeited	(3,628)	162.82
Balances as of April 30, 2024	38,985	$158.31	4.51	$—
Exercisable as of April 30, 2024	37,041	$156.61	4.44	$—

As of April 30, 2024, there was $0.2 million of unrecognized compensation cost related to stock options granted that is expected to be recognized over a weighted average period of 1.23 years.

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
RSUs
RSUs activity during the period indicated is as follows, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 11, Stockholders’ Equity:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of January 31, 2024	404,965	$59.40
Granted	295,983	7.45
Vested/Released	(129,807)	74.90
Forfeited	(22,264)	54.00
Unvested and outstanding as of April 30, 2024	548,877	$27.62
As of April 30, 2024, there was $9.5 million of unrecognized compensation cost related to RSUs granted that is expected to be recognized over a weighted average period of 1.5 years. Of the total unrecognized compensation cost, $1.7 million related to RSUs granted as a result of the option exchange.
As of April 30, 2024 and January 31, 2024, there were 418 and 43,518 vested and unreleased shares, respectively, included in unvested and outstanding shares in the table above.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Share-Based Compensation Summary
The classification of share-based compensation for the three months ended April 30, 2024 and 2023, respectively, presented within each line item of the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended April 30,
	2024	2023
Technology	$0.6	$1.9
Marketing	—	0.1
General and administrative	2.4	6.8
Total share-based compensation	$3.0	$8.8

The Company recognized $1.9 million of incremental share-based compensation expense in General and administrative expenses during the three months ended April 30, 2023 due to equity award modifications related to the transition of the Chief Financial Officer role.

The Company recognized $0.4 million of share-based compensation expense during the three months ended April 30, 2024, including incremental share-based compensation expense as a result of the option exchange discussed above.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 11, Stockholders’ Equity:

	Three Months Ended April 30,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(22.0)	$(30.1)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	3,646,202	3,293,295
Net loss per share attributable to common stockholders, basic and diluted	$(6.03)	$(9.14)

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The following potentially dilutive outstanding securities based on amounts outstanding at each period end, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 11, Stockholders’ Equity, were excluded from the computation of diluted loss per share attributable to common stockholders because including them would have been anti-dilutive:

	Three Months Ended April 30,
	2024	2023
Stock options	38,985	398,840
Common stock warrants	131,574	131,574
RSUs	548,877	481,372
Total	719,436	1,011,786
14.Commitments and Contingencies
The Company had restricted cash balances for cash collateralized standby letters of credit as of April 30, 2024 and January 31, 2024 of $10.0 million and $10.0 million, respectively, primarily to satisfy security deposit requirements on its leases. The restricted cash balances also consisted of letters of credit for rental product purchases and credit card transactions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended January 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (the “2023 Annual Report on Form 10-K”).

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
Overview
We give customers ongoing access to our “unlimited closet” — with thousands of styles by hundreds of designer brands — through our Subscription offering or the ability to rent a-la-carte through our Reserve offering. We also give our subscribers and customers the ability to buy our products through our Resale offering, which offers customers pre-loved styles from our closet at a discount to retail price, up to 90% off of designer retail value. These offerings allow us to engage and serve our subscribers and customers across diverse use cases from everyday life to special occasions. We have served approximately 3 million lifetime customers across all of our offerings and we had 185,346 ending total subscribers1 (active and paused) as of April 30, 2024. We had 145,837 active subscribers as of April 30, 2024. The majority of our revenue is highly recurring and is generated by our subscribers. For the three months ended April 30, 2024 and 2023, respectively, 88% and 87% of our total revenue (including Reserve and Resale revenue) was generated by subscribers while they were active or paused.
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
1 Ending total subscribers represents the number of subscribers with an active or paused membership as of the last day of the period and excludes subscribers who had an active or paused subscription during the period, but ended their subscription prior to the last day of the period.

Recent Developments

Corporate Restructuring Plan.
On January 9, 2024, we announced a restructuring plan to focus our workforce and cost structure on key growth opportunities and support our profitability goals. The plan primarily included total workforce reductions of approximately 10% of corporate employees (primarily a reduction in force, with some open role closures/reduced backfills).
Restructuring charges for severance and related costs of $0.2 million and $2.0 million were recognized during the three months ended April 30, 2024 and the year ended January 31, 2024, respectively, and are reflected in Restructuring charges on our Condensed Consolidated Statements of Operations. We may incur additional restructuring charges in the future.
The Company recorded asset impairment charges of $1.1 million during the quarter and year ended January 31, 2024 related to the discontinuation of a software implementation project in connection with the January 2024 restructuring plan. The charge was reflected in Loss on asset impairment related to restructuring on the Company’s Consolidated Statements of Operations.
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

Reverse Stock Split.
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

Additional Key Fiscal First Quarter and Recent Business Highlights:
•Record low quarterly consumption of cash flows from operations plus cash flows generated (used) in investing of less than $2 million, which is $11 million lower than the first quarter of fiscal year 2023 and $27 million lower than the first quarter of fiscal year 2022.
•Strong retention rates fueled by enhanced inventory and product experiences and new lifecycle marketing strategies. We believe that strong, sustained in-stock rates, combined with improved merchandising through use-case hubs, have made it easier for her to get dressed for every occasion.
•Strong rejoin rates of pausers and former customers driven by multi-channel lifecycle marketing and customer segmentation initiatives.
•Return to in-real-life events and customer interactions kicked off in our Flagship NYC store and in Atlanta, GA. The success of these events have informed our plans to return to retail and officially re-open our Flagship NYC store this summer.
•Transformed marketing strategy and team to significantly increase our in-house expertise in brand marketing, creative, content and lifecycle. The new talent is bringing fresh innovative solutions to RTR and an enhanced, more aspirational look and feel as we plan to reignite growth across all of our products and services.

Key Operating and Financial Results. We have achieved the following operating and financial results for the three months ended April 30, 2024 and 2023, respectively:

•Revenue was $75.0 million and $74.2 million, respectively, representing a change of 1.1% year-over-year;
•145,837 and 145,220 ending Active Subscribers2 (excluding paused subscribers), respectively, representing a slight increase year-over-year;
•135,896 and 135,966 Average Active Subscribers3, respectively, relatively flat year-over-year;
•185,346 and 185,720 ending Total Subscribers (including paused subscribers), respectively, relatively flat year-over-year;
•Gross Profit was $28.4 million and $31.4 million, respectively, representing a gross margin of 37.9% and 42.3%, respectively;
•Net Loss was $(22.0) million and $(30.1) million, respectively. Net Loss as a percentage of revenue was (29.3)% and (40.6)%, and included $0.2 million of restructuring and related charges for the three months ended April 30, 2024;
•Adjusted EBITDA was $6.5 million and $4.5 million, respectively, representing an Adjusted EBITDA Margin of 8.7% and 6.1%, respectively;
•Net cash used in operating activities plus net cash used in investing activities was $(1.4) million and $(12.1) million, respectively;
•Net cash used in operating activities plus net cash used in investing activities as a percentage of revenue was (1.9)% and (16.3)%, respectively; and
•Cash and Cash Equivalents was $82.0 million and $141.4 million, respectively.
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

In fiscal year 2023, 39% of new items were acquired through Wholesale, 33% through Share by RTR and 28% through Exclusive Designs, compared to 42% Wholesale, 27% Share by RTR and 31% Exclusive Designs in fiscal year 2022. In total, approximately 61% of new items were acquired through Share by RTR and Exclusive Designs, our more capital-efficient channels in fiscal year 2023 and approximately 58% in fiscal year 2022. Both our purchasing power and the diversification into Share by RTR and Exclusive Designs have led to a decrease in rental product capital expenditures (or Purchases of Rental Product as presented in the Condensed Consolidated Statement of Cash Flows) as a percentage of revenue over time. We plan to further decrease the percentage of units acquired through Wholesale and increase the percentage of units acquired through our more capital-efficient channels, Exclusive Designs and Share by RTR over time. We expect to incur considerably lower Purchases of Rental Product in fiscal year 2024 relative to fiscal year 2023 due to fiscal year 2023 being impacted by the need to make rental product depth adjustments.
For additional details about our business model and our product acquisition strategy, see our 2023 Annual Report on Form 10-K.
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
Customer acquisition is dependent on both organic growth and the effectiveness of our paid marketing strategy. During fiscal year 2024, we anticipate focusing on increasing customer awareness of the Rent the Runway brand through brand campaigns, live events, and other initiatives. We are also focused on improving the efficiency of our paid marketing through channel diversification, improved creative content, and other optimizations. Our acquisitions are also reliant on new customer promotions. We expect our promotional spending to be below historical averages in the near to medium term, which is anticipated to reduce subscriber acquisition in the near-term, but support the health of the business over the longer-term. Our promotional strategy is subject to change depending on business and market conditions.
We believe customer retention plays an important role in driving business growth. Customer retention is influenced by a number of factors, including rental product in-stock levels and satisfaction, product experience, and customer service levels. Starting in fiscal year 2023, we increased depth of our rental product purchases to improve rental product in-stock levels. We currently expect to continue to improve depths and maintain in-stock levels in fiscal year 2024. We are also focused on new product features as well as more personal customer service and styling. As a result of these initiatives, we have seen better customer retention in recent quarters.

Brands and Products
Ability to Acquire, Manage and Monetize Products Efficiently. Our ability to deliver an elevated experience for our subscribers and customers that keeps them loyal to RTR depends on us having the right assortment. For example, beginning in fiscal year 2023,we focused on enhancing the availability of rental product on our site by increasing the depths of our buys (i.e. acquiring more units of particular styles) and expect to continue to pursue this strategy in fiscal year 2024. Due to our deep partnerships with brands, flexibility in our buying timelines and ability to react to advantageous retail purchasing environments, we can acquire products directly from brands in multiple cost effective ways. Our expertise in reverse logistics and garment restoration also provides us with the ability to monetize our products effectively over their useful life. Diversifying our product acquisition away from 100% Wholesale has driven higher overall product return on investment and reduced the capital needs of the business. In fiscal year 2023, approximately 61% of new items were acquired through our more capital efficient non-Wholesale channels, compared to 58% in fiscal year 2022 and 55% in fiscal year 2021. We plan to further increase the percentage of units acquired through Exclusive Designs and Share by RTR in fiscal year 2024. We continuously evaluate our product acquisition mix to maximize our strategic priorities.
Purchases of rental product includes the cost of wholesale products acquired in the period and other ancillary costs such as freight, where applicable. Many factors impact the purchases of rental product including our depth and acquisition mix strategy, the proportion of subscribers to total customers, timing of when those subscribers are acquired, the formality of styles, brand assortment, opportunities in the market and timing of when the rental product is received and paid for. Purchases of rental product as a percentage of revenue in fiscal year 2023 was 26% as a result of lower sales and the impact of the adjustment to our rental product depth in fiscal year 2023. Purchases of rental product as a percentage of revenue was 21% and 15% in fiscal year 2022 and 2021, respectively. We anticipate this percentage to decrease in fiscal year 2024 compared with fiscal year 2023 due to higher sales projections and the impact of increasing rental product depth in fiscal year 2023. Due to seasonality factors, we track our progress on purchases of rental product as a percentage of revenue on a full year basis, as quarterly expenditures are not necessarily reflective of full year trends. In addition, we intend to comply with the mutually agreed upon quarterly and annual spend levels for rental product capital expenditures during fiscal year 2024 in our 2023 Amended Temasek Facility.
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
We also experience seasonality in the timing of expenses and capital outlays. Transportation expense, and therefore fulfillment cost, is typically highest in the fourth fiscal quarter, given typical timing of carrier rate increases, higher service levels, such as more costly and expedited shipping, and competition during holidays. Our most significant receipt of rental product typically occurs in the first fiscal quarter and the third fiscal quarter, when we acquire product for the upcoming fall and spring seasons.
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
We continue to take actions to adjust to the changing business environment and related inflationary pressure. For example, in light of potential pricing sensitivity in the current macro-economic environment, we are focused on investing in our customer and delivering even more value to her, and emphasizing the value proposition of our offering in our marketing materials. In addition, we increased wage rates during fiscal year 2023 and the first quarter of fiscal year 2024 to attract and retain talent at our fulfillment centers and we expect to continue to be impacted by rising labor costs in the future. We also expect transportation costs to decrease as a percentage of sales in fiscal year 2024 due to transportation efficiencies and the impact of our new transportation contract with a major national carrier, effective in September 2023. While we expect to be able to reduce transportation costs as a percentage of sales in fiscal year 2024, we plan to continue to mitigate longer-term rising costs by seeking to optimize shipping methods and improve contractual and pricing terms. Although we continue to face a challenging environment, we plan to invest in our customers, manage our staffing and further leverage our transportation partners to help to drive growth and efficiencies in our business.
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
For additional details about key factors affecting our performance, see our 2023 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

	Three Months Ended April 30,
	2024	2023
	($ in millions)
Active Subscribers	145,837	145,220
Average Active Subscribers	135,896	135,966
Gross Profit	$28.4	$31.4
Adjusted EBITDA (1)	$6.5	$4.5
__________
(1)Adjusted EBITDA is a non-GAAP financial measure; for a reconciliation to the most directly comparable U.S. GAAP financial measure, net loss, and why we consider Adjusted EBITDA to be a useful metric, see “—Non-GAAP Financial Metrics” below.
Active Subscribers: Active Subscribers represents the number of subscribers with an active membership as of the last day of any given period and excludes paused subscribers. As of April 30, 2024, we had 145,837 Active Subscribers, slightly higher year-over-year.

Average Active Subscribers: Average Active Subscribers represents the mean of the beginning of quarter and end of quarter Active Subscribers for a quarterly period; and for other periods, represents the mean of the Average Active Subscribers of every quarter within that period. As of April 30, 2024, we had 135,896 Average Active Subscribers, relatively flat from 135,966 as of April 30, 2023.

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

Gross Profit was $28.4 million for the three months ended April 30, 2024 compared to $31.4 million for the three months ended April 30, 2023, representing Gross Margins of 37.9% and 42.3%, respectively. Gross Profit and Gross Margin for the three months ended April 30, 2024 decreased due to the impact of higher rental product depreciation and revenue share costs as a percentage of sales, partially offset by lower fulfillment costs as a percentage of sales. We will seek to continue to drive fulfillment and operational efficiency gains over time and strategically evolve our mix of revenue and product acquisition to offset cost increases.

Adjusted EBITDA and Adjusted EBITDA Margin: We define Adjusted EBITDA as net loss, adjusted to exclude interest expense, rental product depreciation, other depreciation and amortization, share-based compensation expense, write-off of liquidated rental product assets, restructuring charges, other income and expense, and other gains / losses. Adjusted EBITDA margin is defined as Adjusted EBITDA calculated as a percentage of total revenue, net for a period.

Adjusted EBITDA was $6.5 million for the three months ended April 30, 2024 compared to $4.5 million for the three months ended April 30, 2023, representing margins of 8.7% and 6.1%, respectively. Adjusted EBITDA Margin improved year over year due to lower fulfillment costs and the impact of our fixed cost reduction efforts partially offset by higher revenue share payments due to a greater proportion of revenue share units.

We believe we have the opportunity to improve Adjusted EBITDA and offset cost increases as we increase revenue and drive fulfillment and operational efficiency gains and operating expense leverage. In particular, we expect our January 2024 restructuring plan to significantly reduce fixed costs and improve operating expense leverage in fiscal year 2024 compared to fiscal year 2023.
Components of Results of Operations
Total Revenue, Net. Our total revenue, net consists of Subscription and Reserve rental revenue and Other revenue. Total revenue is presented net of promotional discounts, credits and refunds and taxes.
Subscription and Reserve Rental Revenue.    We generate Subscription and Reserve rental revenue from subscription and Reserve rental fees. We recognize subscription fees ratably over the subscription period, commencing on the date the subscriber enrolls in a subscription program. These fees are collected upon enrollment and any revenue from an unrecognized portion of the subscription period is deferred to the following fiscal period. We recognize Reserve fees over the rental period, which starts on the date of delivery of the product to the customer. Reserve orders can be placed up to two months prior to the rental start date and the customer’s payment form is charged upon order confirmation. We defer recognizing the rental fees and any related promotions for Reserve rentals until the date of delivery, and then recognize those fees evenly over the four- or eight-day rental period.
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

Restructuring Charges. Restructuring charges consist of severance and related costs associated with the January 2024 restructuring plan.

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

Other Income / (Expense). Other income / (expense) consists primarily of proceeds from monetizing tax credits associated with growth and Irish refundable tax credits.
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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented:

	Three Months Ended April 30,
	2024	2023
	(in millions)
Revenue:
Subscription and Reserve rental revenue	$66.1	$66.8
Other revenue	8.9	7.4
Total revenue, net	75.0	74.2
Costs and expenses:
Fulfillment	20.6	21.9
Technology	9.6	13.1
Marketing	9.0	9.3
General and administrative	22.8	26.5
Rental product depreciation and revenue share	26.0	20.9
Other depreciation and amortization	3.3	3.8
Restructuring charges	0.2	—
Total costs and expenses	91.5	95.5
Operating loss	(16.5)	(21.3)
Interest income / (expense), net	(5.6)	(8.8)
Other income / (expense), net	0.1	—
Net loss before income tax benefit / (expense)	(22.0)	(30.1)
Income tax benefit / (expense)	—	—
Net loss	$(22.0)	$(30.1)
Comparison of the three months ended April 30, 2024 and 2023
Total Revenue, Net.    Total revenue, net was $75.0 million for the three months ended April 30, 2024, an increase of $0.8 million, or 1.1%, compared to $74.2 million for the three months ended April 30, 2023. This increase was primarily driven by the increase in units purchased per subscriber offset by lower reserve revenue. In fiscal year 2024, we expect revenue to increase as we work towards growing our customer base, improving the customer experience and continuing to focus on our resale revenue.
Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $66.1 million for the three months ended April 30, 2024, a decrease of $(0.7) million, or (1.0)%, compared to $66.8 million for the three months ended April 30, 2023. This decrease was driven by lower reserve revenue compared to the same period last year.
Other Revenue.    Other revenue was $8.9 million for the three months ended April 30, 2024, an increase of $1.5 million, or 20.3%, compared to $7.4 million for the three months ended April 30, 2023. This increase was primarily driven by an increase in the items purchased per subscriber. Other revenue represented 11.9% of total revenue, up from 10.0% in the same period last year.
Costs and Expenses.    Total costs and expenses were $91.5 million for the three months ended April 30, 2024, a decrease of $(4.0) million, or (4.2)%, compared to $95.5 million for the three months ended April 30, 2023. This decrease was primarily driven by lower share based compensation expense, cost savings from the January 2024 restructuring plan, the implementation of our new transportation contract in September 2023 and improvement in warehouse labor productivity, which reduced costs compared to the same period last year, offset by higher rental product depreciation and revenue share.

Fulfillment.    Fulfillment expenses were $20.6 million for the three months ended April 30, 2024, a decrease of $(1.3) million, or (5.9)%, representing 27.5% of revenue, compared to $21.9 million for the three months ended April 30, 2023, representing 29.5% of revenue. The decrease in fulfillment dollars and as a percentage of revenue was primarily driven by transportation and processing cost efficiencies and higher revenue per shipment that offset an increase in wage rates during the first quarter of fiscal year 2024.

In fiscal year 2024, we expect fulfillment expenses as a percentage of total revenue to decrease as a result of anticipated higher revenue per order and continued transportation and processing efficiencies.
Technology.    Technology expenses were $9.6 million for the three months ended April 30, 2024, a decrease of $(3.5) million, or (26.7)%, compared to $13.1 million for the three months ended April 30, 2023. This decrease was driven by cost savings from the January 2024 restructuring plan, other cost saving initiatives and lower share-based compensation expense. We were able to realize these benefits while supporting growth initiatives including enhanced search, fit and discovery experience for the consumer. Technology expenses were 12.8% of revenue for the three months ended April 30, 2024 compared to 17.7% for the same period last year as we saw increased operating leverage with higher revenue and a lower cost base post-restructuring. Technology related share-based compensation expense was $0.6 million for the three months ended April 30, 2024 and was $1.9 million for the same period last year.

In fiscal year 2024, we expect technology expenses to decrease in dollars and as a percentage of total revenue compared to fiscal year 2023 as a result of our January 2024 restructuring plan and our continued focus on managing costs.
Marketing.    Marketing expenses were $9.0 million for the three months ended April 30, 2024, a decrease of $(0.3) million, or (3.2)%, compared to $9.3 million for the three months ended April 30, 2023. This decrease was driven by lower share-based compensation expense and the timing of our marketing campaigns. Marketing expenses unrelated to personnel costs were $8.2 million in the three months ended April 30, 2024 and 10.9% of revenue, compared to $8.5 million and 11.5% of total revenue for the same period last year.

In fiscal year 2024, we expect marketing expenses to remain roughly flat in dollars compared to fiscal year 2023. The timing of our marketing expenses during the year will depend in part on the timing of marketing campaigns.

General and Administrative.    General and administrative (“G&A”) expenses were $22.8 million for the three months ended April 30, 2024, a decrease of $(3.7) million, or (14.0)%, compared to $26.5 million for the three months ended April 30, 2023. This decrease was driven by lower share-based compensation expense and cost savings from the January 2024 restructuring plan. G&A expenses as a percentage of revenue were 30.4%, compared to 35.7% last year, as we saw increased operating leverage with higher revenue and a lower cost base post-restructuring. G&A related share-based compensation expense was $2.4 million for the three months ended April 30, 2024 and was $6.8 million for the three months ended April 30, 2023. The decrease was primarily due to incremental share-based compensation expense due to equity award modifications related to the transition of the Chief Financial Officer role in the first quarter of fiscal year 2023 and reduced share based compensation in the current quarter.

In fiscal year 2024, we expect G&A expenses to decrease in dollars and as a percentage of revenue compared to fiscal year 2023 as a result of lower share-based compensation expense and cost savings from the January 2024 restructuring plan.
Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $26.0 million for the three months ended April 30, 2024, an increase of $5.1 million, or 24.4%, compared to $20.9 million for the three months ended April 30, 2023. The increase was primarily driven by higher Share by RTR units acquired, higher base of rental product and an increase in other revenue. Rental product depreciation and revenue share was 34.7% of revenue in the three months ended April 30, 2024, up from 28.2% in the same period last year primarily due to the factors discussed above.
Other Depreciation and Amortization.    Other depreciation and amortization was $3.3 million for the three months ended April 30, 2024, a decrease of $(0.5) million, or (13.2)%, compared to $3.8 million for the three months ended April 30, 2023. This decrease was primarily driven by lower depreciation and amortization associated with capitalized software and reusable packaging.

Restructuring Charges. Restructuring charges were $0.2 million for the three months ended April 30, 2024 for severance and related costs in connection with the January 2024 restructuring plan.
Interest Income / (Expense), Net.    Interest expense, net was $(5.6) million for the three months ended April 30, 2024, a decrease in expense of $3.2 million, or (36.4)%, compared to $(8.8) million for the three months ended April 30, 2023. This decrease was driven by lowered paid-in-kind (“PIK”) and cash interest from the 2023 Amended Temasek Facility, partially offset by higher debt discount amortization. Of the $(5.6) million total interest expense in the three months ended April 30, 2024, $0.8 million was the net of cash interest, interest earned, financing lease and other interest and $(6.4) million was debt discount amortization, compared to $(7.1) million of PIK interest, $(0.1) million net of cash interest, financing lease and other interest and $(1.6) million of debt discount amortization in the three months ended April 30, 2023.

In fiscal year 2024, we expect interest expense related to the 2023 Amended Temasek Facility to decrease and cash interest expense to be zero.

Other Income / (Expense), Net. Other income / (expense), net was $0.1 million for the three months ended April 30, 2024, an increase of $0.1 million, compared to $0.0 million for the three months ended April 30, 2023.
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

Adjusted EBITDA and Adjusted EBITDA Margin.    Adjusted EBITDA and Adjusted EBITDA Margin are key performance measures used by management to assess our operating performance and the operating leverage of our business prior to capital expenditures. Our Adjusted EBITDA was $6.5 million for the three months ended April 30, 2024 compared to $4.5 million for the three months ended April 30, 2023, representing margins of 8.7% and 6.1%, respectively. Adjusted EBITDA Margin significantly improved for the three months ended April 30, 2024 due to lower fulfillment costs and the impact of our fixed cost reduction efforts partially offset by higher revenue share payments due to a greater proportion of revenue share units.

The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended April 30,
	2024	2023
	(in millions)
Net loss	$(22.0)	$(30.1)
Interest (income) / expense, net (1)	5.6	8.8
Rental product depreciation	14.9	12.1
Other depreciation and amortization (2)	3.3	3.8
Share-based compensation (3)	3.0	8.8
Write-off of liquidated assets (4)	1.6	1.0
Restructuring charges (5)	0.2	—
Other (income) / expense, net (6)	(0.1)	—
Other (gains) / losses (7)	—	0.1
Adjusted EBITDA	$6.5	$4.5
Adjusted EBITDA Margin (8)	8.7%	6.1%
__________
(1)Includes debt discount amortization of $6.4 million in the three months ended April 30, 2024 and $1.6 million in the three months ended April 30, 2023.
(2)Reflects non-rental product depreciation and capitalized software amortization.
(3)Reflects the non-cash expense for share-based compensation.
(4)Reflects the write-off of the remaining book value of liquidated rental product that had previously been held for sale.
(5)Reflects restructuring charges primarily related to severance and related costs in connection with the January 2024 restructuring plan.
(6)Includes other (income) / expense recognized in the period.
(7)Includes gains / losses recognized in relation to foreign exchange, operating lease terminations and the related surrender of fixed assets (see “Note 5 - Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements).
(8)Adjusted EBITDA Margin calculated as Adjusted EBITDA as a percentage of revenue.

Liquidity and Capital Resources
Since our founding, we have financed our operations primarily from net proceeds from the sale of redeemable preferred stock, common stock and debt financings. As of April 30, 2024, we had cash and cash equivalents of $82.0 million and restricted cash of $10.0 million ($5.2 million current and $4.8 million noncurrent), and an accumulated deficit of $(1,075.1) million.

On October 29, 2021, we closed our IPO, in which we issued and sold 850,000 shares at a public offering price of $420.00 per share. We received net proceeds of $327.3 million after deducting underwriting discounts and commissions and offering expenses.

The Company is a borrower under a loan agreement with Double Helix Pte Ltd., as administrative agent for Temasek Holdings. In January 2023, we entered into an amendment and restatement of such facility (the “2022 Amended Temasek Facility”). The 2022 Amended Temasek Facility extended the maturity date from October 2024 to October 2026, reduced cash interest payments by over $20 million for the two succeeding fiscal years while the total interest rate remains unchanged during this period, with subsequent increases thereafter. In connection with the 2022 Amended Temasek Facility, we also granted warrants to purchase 100,000 shares of Class A Common Stock at an exercise price of $100.00 per share, along with other clarifications and updates. In December 2023, we entered into the 2023 Amended Temasek Facility. The 2023 Amended Temasek Facility eliminated all interest (payment-in-kind and cash interest) for six full fiscal quarters beginning with the fourth quarter of fiscal year 2023, reduced the minimum liquidity maintenance covenant from $50 million to $30 million, and provided that the Company may not exceed mutually agreed upon quarterly and annual spend levels for rental product capital, fixed operating, and marketing expenditures during fiscal year 2024 of $51 million, $100 million (excluding $10 million of specified permitted expenditures), and $30 million, respectively, on an annual basis, and to-be-agreed levels for fiscal years 2025 and 2026, subject to the debt holders’ consent and certain exceptions. Our total indebtedness as of April 30, 2024 was $313.1 million. For a description of the terms of our current and prior credit agreements, see “Note 7 – Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements.

While we have experienced operating losses and negative cash flow historically, we expect to achieve cash flows from operations plus cash flows generated (used) in investing break-even in fiscal year 2024. We believe our existing cash and cash equivalents, and cash generated from our operations, will be sufficient to sustain our business operations and satisfy the $30 million minimum liquidity maintenance covenant for at least the next twelve months. We also plan to comply with the maximum expenditure covenants under the 2023 Amended Temasek Facility for at least the next twelve months from the date the accompanying financial statements included elsewhere in this Quarterly Report are issued. As noted above, our 2023 Amended Temasek Facility eliminates all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023. In September 2022, we announced a restructuring plan to reduce costs, streamline our organizational structure and drive operational efficiencies, which generated annual operating expense savings of approximately $27 million (relative to the second quarter of fiscal year 2022 run rate) in the four quarters following the September 2022 restructuring. In January 2024, we announced a restructuring plan expected to generate total annual operating expense savings of approximately $12 million, which primarily includes the reduction in force, with some open role closures/reduced backfills, and excludes potential hiring of new employees or other additions to the Company’s costs and expenses.

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

On May 28, 2024, we filed a “shelf” registration statement on Form S-3 (Reg. No. 333-279757) with the SEC, which was declared effective on June 6, 2024. This shelf registration statement, which includes a base prospectus, allows us at any time to offer any combination of securities described in the prospectus in one or more offerings for our own account in an aggregate amount up to $40 million. The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any future offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

The issuance of additional equity, including securities convertible into equity, would result in additional dilution to our stockholders and could reduce the market price of our stock. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. There can be no assurances that we will be able to raise additional capital which could negatively affect our liquidity in the future. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. If this occurs, our repayment obligations under the 2023 Amended Temasek Facility may be accelerated and we may be unable to meet such obligations. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2024	2023
	(in millions)
Net cash (used in) provided by operating activities	$4.6	$(3.3)
Net cash (used in) provided by investing activities	(6.0)	(8.8)
Net cash (used in) provided by financing activities	(0.6)	(0.1)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2.0)	(12.2)
Cash and cash equivalents and restricted cash at beginning of period	94.0	163.6
Cash and cash equivalents and restricted cash at end of period	$92.0	$151.4
We also measure the cash consumption of the business including capital expenditures, by assessing net cash used in operating activities and net cash used in investing activities on a combined basis, which was $(1.4) million for the three months ended April 30, 2024 and $(12.1) million for the three months ended April 30, 2023. The cash consumption of the business was lower in the first quarter of fiscal year 2024 compared with the same period of fiscal year 2023 primarily due to improvements in working capital and Adjusted EBITDA and lower purchases of rental product compared to the prior period. The sum of net cash used in operating activities and net cash used in investing activities, as a percentage of revenue, was (1.9)% for the three months ended April 30, 2024 and (16.3)% for the three months ended April 30, 2023.

Net cash (used in) provided by operating activities.    For the three months ended April 30, 2024, net cash provided by operating activities was $4.6 million, which consisted of a net loss of $(22.0) million, offset by non-cash charges of $28.0 million, reclassification of the proceeds from the sale of rental product of $6.8 million and a net change of $5.4 million in our operating assets and liabilities. The non-cash charges were primarily comprised of $15.3 million of rental product depreciation and write-off expenses, $3.0 million of share-based compensation, $6.4 million of debt discount amortization, and $3.3 million of other fixed and intangible asset depreciation.
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

Net cash (used in) provided by investing activities.    For the three months ended April 30, 2024, net cash used in investing activities was $(6.0) million, primarily consisting of $(13.1) million of purchases of rental product incurred in the period and $(0.8) million of purchases of fixed and intangible assets. The investment in rental product does not include an additional $(12.3) million of cost for units received in the current period but not yet paid for, but does include $3.3 million of cost for units paid for in the current period but received in the prior period (see the Supplemental Cash Flow Information in Part I, Item 1. “Financial Statements (Unaudited)”). The investment in rental product was to support our rental product strategy. The majority of the investment in fixed and intangible assets was primarily related to machinery and equipment and leasehold improvements. The cash used in investing activities was partially offset by $6.8 million of proceeds from the sale of owned rental product and $1.1 million of proceeds from the liquidation of rental product.
For the three months ended April 30, 2023, net cash used in investing activities was $(8.8) million, primarily consisting of $(14.6) million of purchases of rental product incurred in the period and $(0.9) million of purchases of fixed and intangible assets. The investment in rental product did not include the additional $(13.0) million of cost for units received in the current period but not yet paid for, but did include $5.4 million of cost for units paid for in the current period but received in the prior period (see Supplemental Cash Flow Information in Part I, Item 1. “Financial Statements (Unaudited)”). The investment in rental product was to support growth in customer demand. The majority of the investment in fixed and intangible assets was related to investments in capitalized technology labor. The cash used in investing activities was partially offset by $5.4 million of proceeds from sales of owned rental products and $1.3 million of proceeds from the liquidation of rental product.
Net cash provided by (used in) financing activities.    During the three months ended April 30, 2024, net cash used in financing activities was $(0.6) million, consisting of other financing payments.
During the three months ended April 30, 2023, net cash used in financing activities was $(0.1) million, consisting of other financing payments.
Contractual Obligations and Commitments
In December 2023, we entered into the 2023 Amended Temasek Facility, which eliminated all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023, reduced the minimum liquidity maintenance covenant from $50 million to $30 million, and provided that we may not exceed mutually agreed upon quarterly and annual spend levels for rental product capital expenditures, fixed operating expenses and marketing expenditures during fiscal year 2024 and to-be-agreed levels for fiscal years 2025 and 2026. See Note 7 — Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements for more information. As of April 30, 2024, we had approximately $313.1 million of total debt outstanding, none of which matures within the next 12 months. See “Note 7 — Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information. See “Note 5 – Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements for our minimum fixed lease obligations under existing lease agreements as of April 30, 2024, including the discussion of the recent extension of our Secaucus lease.

Critical Accounting Estimates
Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our 2023 Annual Report on Form 10-K. In the three months ended April 30, 2024, there were no material changes to our critical accounting estimates from those discussed in our 2023 Annual Report on Form 10-K except as discussed below.

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

Given the Company’s stock price decline during the third quarter of fiscal year 2023, the Company concluded a triggering event had occurred and performed an impairment analysis of its long-lived assets as of October 31, 2023. Based on the quantitative assessment performed, undiscounted cash flows expected to be generated by the use and eventual disposition of the Company’s long-lived assets exceeded their carrying values and therefore no impairment was recognized for the year ended January 31, 2024. The Company has concluded there were no triggering events as of April 30, 2024.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our quantitative and qualitative disclosures about market risk are described under the heading “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Annual Report on Form 10-K. In the three months ended April 30, 2024, there were no material changes to our quantitative and qualitative disclosures about market risk from those discussed in our 2023 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of April 30, 2024 because of the material weaknesses in our internal control over financial reporting described below.
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
Material Weaknesses in Internal Control Over Financial Reporting
In connection with the audit of our financial statements as of and for the year ended January 31, 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of April 30, 2024, these material weaknesses are still in the process of being remediated.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
•our ability to expand and maintain an appealing depth and breadth of our products to meet customer demand and to merchandise it effectively;
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
The growth of our business is dependent upon our ability to continue to grow by cost-effectively adding new customers and retaining existing customers. Historically, a substantial portion of new customer acquisition has originated from organic word-of-mouth and other non-paid referrals. Our current marketing initiatives are focused on re-engaging lapsed and paused customers, retaining existing customers and growing our base of new customers. In addition, in fiscal year 2024, we are focused on growing traffic and conversion rates and refreshing our lifecycle marketing engine. Although we expect to make significant investments in these areas going forward, these investments may not result in an increase in customer loyalty or higher customer engagement. As a result, our levels of paid and organic growth may continue to fluctuate and/or overall growth may decline.

Paid marketing is a key part of our growth strategy and we are currently focused on enhancing our current processes and approach, including by continuing to leverage technology to measure our effectiveness and efficiency. We also utilize promotional pricing to attract customers and subscribers who may have heightened price sensitivity and not be willing to pay full price for our offering when the promotion period expires. In recent quarters, we have reduced promotional pricing for Subscription, which we believe negatively impacted subscriber acquisition. However, we believe that being less promotional going forward will enhance retention and customer experience and is in the best interest of the long-term health of the business. This approach may not be successful or sustainable and is likely to result in lower subscriber acquisition in the short term. In addition, it is likely that we will conduct additional experiments and may make changes to our promotions strategy in the future, depending on market conditions and other factors. We may incur marketing expenses significantly in advance of the time we anticipate recognized revenue associated with such expenses. In addition, our paid marketing may be unsuccessful for various reasons, including not effectively reaching potential customers or being cost-effective (particularly as costs increase for performance marketing), changes in regulations (e.g., privacy) or third-party interference could limit the effectiveness of search engines, social media platforms, and other tools for marketing, potential customers may decide not to rent through our platform or the spend of new customers may not yield the intended return on investment, any of which could negatively affect our results of operations. In addition, the success of our marketing initiatives overall depends upon our marketing team and leadership, which has experienced recent transition as we focus on building creative and strategic talent on the team. If our team building efforts or marketing strategies are not successful or are not executed successfully, our growth may decline and we may not achieve our growth and/or profitability goals.
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
•ensuring on-time delivery of orders;
•the ease with which customers can find items they are looking for, including the effectiveness of our search and discovery tools, merchandising, and rental product availability;
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

If existing customers no longer find our offerings and products appealing, appropriately priced or easy to use, or if we are unable to provide high-quality support to customers to help them resolve issues in a timely and acceptable manner, they may stop using our offerings, negative publicity may be generated and word-of-mouth and other referrals may be hampered. If our customers no longer perceive our subscription plans as appropriately priced and cancel or pause their subscriptions, our business and financial results could be harmed. We are focused on investing in our customer and delivering even more value to her, including by adding an extra item to each shipment since the first quarter of fiscal year 2023, increasing the depth of our rental product selection, and emphasizing the value proposition of our offering in our marketing materials, among other initiatives; however these or other initiatives to retain customers may not be successful at improving customer satisfaction, subscriber retention and/or revenues and may require additional costs or lead to unanticipated consequences. Even if our existing customers continue to find our offerings and products appealing and our customer service satisfactory, they may decide to downgrade to a less frequent, lower cost subscription and/or rent fewer items due to price sensitivity and/or changing demand or other reasons. If customers downgrade their subscriptions or make fewer or lower priced rentals, our financial results could be negatively affected.
We have a history of losses, and we may be unable to achieve or sustain profitability.
We had a net loss of $(22.0) million and $(113.2) million for the three months ended April 30, 2024 and year ended January 31, 2024, respectively, and have in the past had net losses. As of April 30, 2024, we had an accumulated deficit of $(1,075.1) million. Because we have a short operating history at scale, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to sustain or increase our profitability.
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

We have not always predicted our customers’ preferences and acceptance levels of our products with accuracy. We have observed that our customers live, work, socialize and travel differently than they did prior to the COVID-19 pandemic and that these behaviors continue to evolve, which influences what they wear and has made trend predictions challenging. We may misjudge demand and over or under purchase rental product. In addition, external events may disrupt or change customer preferences and behaviors in ways we are not able to anticipate. During the second quarter of 2023, lower rental product depth levels negatively impacted active subscribers, particularly new subscribers, and, since then we have focused our efforts on improving rental product depth levels. Any future decreases in our rental product depth levels, including in connection with other business objectives, may negatively impact active subscribers.
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

Additionally, as we invest in and experiment with new offerings or changes to our platform, our partners and customers may find these changes to be disruptive and may perceive them negatively. For example, in 2021, we phased out our “unlimited swaps” subscription plan and shifted to our current subscription plans with different price points based on usage. In addition, our at-home pickup offering offers customers in certain markets a new way to return their items without going to a physical drop off location. In March 2023, we changed our subscription programs to provide customers with one additional item per shipment at no extra charge, which is intended to provide more value to our customers and increase retention. These new plans and offerings do not have demonstrably long track records of success for us and could result in higher fulfillment costs and lower gross margins, higher product spend, and/or other unforeseen impacts on the business. In addition, developing new offerings and services is complex, and the timetable for their public launch is difficult to predict and may vary from our historical experience. As a result, the introduction of new offerings may occur after anticipated release dates, or they may be introduced as pilot programs, which may not be continued for various reasons. In addition, new offerings may not be successful due to defects or errors, negative publicity, or our failure to market them effectively. New offerings may not drive revenue growth, customer acquisition or retention, may require substantial investment and planning, and may bring us more directly into competition with companies that are better established or have greater resources than we do. If we do not continue to cost-effectively develop new offerings that satisfy our brand partners and customers, then our competitive position and growth prospects may be harmed. In addition, changes to subscription plans or new offerings may have lower margins than we anticipate or than existing offerings, and our revenue from new offerings may not be enough to offset the cost of developing and maintaining them, which could adversely affect our business, financial performance, and growth. Finally, the success of our technology and product initiatives overall depends upon our engineering and product teams and leadership, which have experienced recent transition and may continue to experience transition in the future. If our team building efforts or engineering and product strategies and plans are not successful or are not executed successfully, our growth may decline and we may not achieve our profitability goals.
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

The technology underlying our platform is highly interconnected and complex, and we detect bugs, errors, and vulnerabilities from time to time in the ordinary course of business. Because of the complexity of our technology, it is likely to contain additional undetected bugs, errors or vulnerabilities, some of which may have a material adverse effect on our business or operations. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. Moreover, due to the interconnected nature of our IT Systems, updates to parts of our code (including for product launches), third-party code, and application programming interfaces, on which we rely and that maintain the functionality of our IT Systems, are often very complex and could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platform and/or launch delays that negatively impact the customer experience and functionality of our offerings. In some cases, such as our mobile application, certain errors are only able to be correctable through updates distributed through slower, third-party mechanisms, such as app stores, and may need to comply with third-party policies and procedures to be made available, which may add additional delays due to app review and customer delay in updating their mobile apps. In addition, our IT Systems and business operations are increasingly reliant on machine learning systems and artificial intelligence technologies, which are complex, expected to pose new or unknown cybersecurity risks and challenges, and may have errors or inadequacies that are not easily detectable. These systems may inadvertently reduce the efficiency of our IT Systems or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies, or otherwise are inconsistent with our brand, guiding principles and mission. Any errors or vulnerabilities discovered in our code or IT Systems generally could also result in damage to our reputation, loss of our customers, unauthorized disclosure of personal and confidential information, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business.
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
Our results of operations could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. Even if our revenue increases, our revenue growth rates may decline in the future as a result of a variety of factors, including macroeconomic factors, increased competition, and the maturation of our business. As a result, comparing our results of operations on a period-to-period basis or our revenue growth rate for any prior period may not be meaningful. In addition to other risk factors discussed in this Quarterly Report, factors that may contribute to the variability of our quarterly and annual results include:
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
We believe that our success and future growth depend largely upon the continued services of our senior management team, including our Co-Founder, Chief Executive Officer, President and Chair, Jennifer Y. Hyman. From time to time, there have been and may be future changes in our executive management team resulting from the hiring or departure of these executives. Our executive officers are employed on an at-will basis, which means they may terminate their employment with us at any time. The loss of one or more of our executive officers, the failure to appropriately manage executive transitions, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business. We do not maintain key man life insurance with respect to any member of management or other employee.

In addition, our future success will depend upon our ability to attract and retain employees, particularly for key roles, such as engineering and technology (including product and data science), brand, marketing, buying and planning, and logistics, as well as hourly fulfillment workers and customer service agents. Such efforts have required, and are expected to continue to require significant time, expense, and attention as there is intense competition for such individuals, particularly in New York City, Galway, New Jersey and Texas, and new hires require significant training and time before they achieve full productivity. We may be unable to maintain competitive wage and salary levels, which may increase further due to inflation and potential laws increasing minimum wages. Our inability to maintain competitive wage and salary levels could increase attrition and make recruiting more difficult. Alternatively, we may be required to increase current compensation levels to attract and retain employees, which could negatively impact our profitability goals. In addition, prospective and existing employees often consider the value of the equity awards they may receive in connection with their employment and our stock price has declined significantly since our 2021 IPO. If the perceived value of our equity awards is inadequate or experiences significant volatility, it may adversely affect our ability to recruit and retain key employees. In July 2023, we completed an option exchange designed to incentivize and retain employees, directors and other service providers by providing the ability to exchange outstanding stock options for RSUs, which was approved by stockholders. Additionally, in May 2024, the Board approved the Rent the Runway, Inc. Transaction Bonus Plan, which is intended to incentivize performance of key executives and encourage the realization of a qualifying transaction (as defined in the plan). The option exchange and Transaction Bonus Plan, however, may not have the intended incentivization and retention benefits, particularly in light of our current stock price volatility. Further our continued efforts to optimize our cost structure and organization design has made, and in the future may, make it more difficult to attract and retain employees for key roles.
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

We have experienced in the past, and may in the future experience, voluntary attrition at significant rates for various reasons, including challenges with employee morale, perception of our business and financial condition, challenging labor market conditions such as rising wages, and a decreased level of workforce participation. Our teams are generally leanly staffed, which means that the impact of lower levels of attrition can be felt more acutely than in larger organizations. If we are unable to attract and retain qualified employees in a timely fashion, particularly for the key roles described above, our ability to achieve our strategic objectives will be adversely impacted, and our business and future growth prospects will be harmed.
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
We believe that our company culture has been critical to our success. Our company culture stands for being entrepreneurial, passionate, kind and positive. Our ability to continue to cultivate and maintain this culture is essential to our growth and continued success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:
•failure to maintain and/or improve employee morale and engagement in light of our office-centric approach in our New York City headquarters, our prior restructurings, the perception of our business and financial condition, and our continued efforts to ensure a cost-conscious and efficient workforce that supports our growth and profitability goals;
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

If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, including pursuant to our shelf registration statement on Form S-3, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

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
As of April 30, 2024, we had $313.1 million aggregate principal amount of borrowings under a credit facility with Double Helix Pte Ltd. as administrative agent for Temasek Holdings (as subsequently amended, the “2023 Amended Temasek Facility”). The 2023 Amended Temasek Facility matures in October 2026. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot provide assurance that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See “Note 7 —Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information on our indebtedness.

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
In connection with the preparation of our consolidated financial statements as of January 31, 2021, we identified material weaknesses in our internal control over financial reporting, as described below. As of April 30, 2024, these material weaknesses were still in the process of being remediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
Third parties may assert claims against us alleging that we infringe upon, misappropriate, dilute or otherwise violate their intellectual property rights, particularly as we expand our business. For example, third parties have sent us cease and desist letters in connection with our use of marketing and advertising assets, which could lead to claims against us. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. These claims, regardless of their merit, could be expensive and time consuming to defend and could divert management resources. We cannot predict the outcome of lawsuits or administrative proceedings, and we cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. If these claims are resolved against us, we could incur significant monetary liability, or we could be prevented from renting or selling some of our products or using some of our technology. In addition, a finding of liability or other resolution of claims may require us to change our business model, redesign or rebrand our products, replace portions of our technology platform, license rights from third parties, cease using certain brand names or other intellectual property rights altogether, or make substantial payments for royalty or license fees, legal fees, disgorgement of profits, corrective advertising, settlement payments or other costs or damages. Further, licenses may not be available to us on reasonable terms, if at all. Any of these events could harm our business and cause our results of operations, liquidity and financial condition to suffer.

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
We are also subject to the European Union General Data Protection Regulation (the “GDPR”), due to certain of our employees being based in Ireland. The GDPR, which is wide-ranging in scope and applies extraterritorially, imposes substantial requirements and restrictions relating to the processing of personal data, including the personal data of our employees based in Ireland. In addition, GDPR compliance requirements continue to rapidly evolve, which poses compliance challenges for many companies, including us. The GDPR also imposes strict rules on the transfer of personal data out of the EU, including to the U.S., which have significantly evolved in recent years, including as a result of various challenges and court rulings. We expect such rules to continue evolving and face additional challenges in the future, adding to the legal complexity and uncertainty.
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
We depend on search engines, social media platforms, mobile application stores, content-based and cross-context behavioral online advertising and other online sources to attract consumers to and promote our website and our mobile application, which may be affected by third-party actions or interference beyond our control and, as we grow, our marketing and/or customer acquisition costs may continue to rise.

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

Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock and the stockholders’ agreement among us and certain stockholders have the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on Nasdaq, including our Co-Founders, and their affiliates, which will limit an investor’s ability to influence the outcome of important transactions, including a change of control.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the date of automatic conversion described below, when all outstanding shares of Class B common stock and Class A common stock will convert automatically into shares of a single class of common stock. In addition, we and certain stockholders, including our CEO, Co-Founder, President and Chair, Jennifer Y. Hyman, entered into a stockholders’ agreement in connection with our IPO with respect to the election of directors. This concentrated control may limit or preclude an investor’s ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that investors may believe are in their best interests.
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

We are required to meet the Nasdaq Global Market’s continued listing requirements and other Nasdaq rules, or we may risk delisting. Delisting could negatively affect the price of our Class A common stock, which could make it more difficult for us to sell securities in a future financing or for you to sell our Class A common stock.
We are required to meet the continued listing requirements of the Nasdaq Global Market and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum share price and certain other corporate governance requirements. If we do not meet these continued listing requirements, our Class A common stock could be delisted.
On October 20, 2023, we received a letter from Nasdaq indicating that, for the prior thirty consecutive business days, the bid price for our Class A common stock had closed below the minimum $1.00 per share requirement for continued listing (the “Bid Price Rule”). In order to regain compliance with the Bid Price Rule, we implemented a 1-for-20 reverse stock split that became effective on April 2, 2024 and our Class A common stock began trading on a post-split basis on April 3, 2024 (the “Reverse Stock Split”). On April 17, 2024, Nasdaq confirmed that we had regained compliance with the Bid Price Rule.

In addition, on March 27, 2024, we received a letter from Nasdaq indicating that we were no longer in compliance with the minimum market value of listed securities of $35,000,000 required for continued listing on The Nasdaq Capital Market (the “Minimum Market Value Rule”). On April 25, 2024, Nasdaq confirmed our transfer to the Nasdaq Global Market and removed the deficiency under the Minimum Market Value Rule.

While we are currently in compliance with the continued listing requirements of The Nasdaq Global Market, there can be no guarantee that we will be able to maintain compliance with these requirements in the future.

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
•the impact of COVID-19 or future pandemics on our business or the fashion industry and sharing economy generally;
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
Our executive officers, directors, and stockholders party to our stockholders’ agreement entered into in connection with our IPO, in the aggregate, beneficially own over 50% of the voting power of our outstanding common stock as of April 30, 2024. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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
From time to time, we may provide guidance regarding our projected business and/or financial performance. However, any such projections involve risks, assumptions, and uncertainties, and our actual results could differ materially from such projections. Factors that could cause or contribute to such differences include, but are not limited to, those identified in the risk factors described in this Quarterly Report, some or all of which are not predictable or within our control. Other unknown or unpredictable factors also could adversely impact our performance, and we undertake no obligation to update or revise any projections, whether as a result of new information, future events, or otherwise. In addition, various news sources, bloggers, and other publishers often make statements regarding our historical or projected business or financial performance, and you should not rely on any such information even if it is attributed directly or indirectly to us.
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

In the future, we may sell additional Class A common stock, other series of common stock, convertible securities, or other equity securities, including preferred securities, in one or more transactions at prices and in a manner we determine from time to time, including pursuant to our shelf registration statement on Form S-3. We also expect to issue Class A common stock to employees, consultants, and directors pursuant to our equity incentive plans. If we sell Class A common stock, other series of common stock, convertible securities, or other equity securities in subsequent transactions, or Class A common stock or Class B common stock is issued pursuant to equity incentive plans, investors may be materially diluted. New investors in subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our Class A common stock.
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

Item 2. Unregistered Sales Of Equity Securities and Use Of Proceeds
Unregistered Sales of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a) Not applicable.
(b) Not applicable.
(c) Each of Natalie McGrath, Chief Marketing Officer, and Zach Phillips, Senior Vice President, Product, adopted a Rule 10b5-1 trading arrangement on April 12, 2024 and April 16, 2024, respectively, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act solely for the sale of the appropriate number of shares of our Class A common stock needed to satisfy minimum required federal, state, local, and foreign income and/or employment taxes in connection with the vesting of restricted stock units. These arrangements do not have termination dates.

On April 24, 2024, Jennifer Hyman, CEO, President, Chair and Co-Founder, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 33,986 shares of our Class A common stock until July 24, 2025.

On April 30, 2024, Sid Thacker, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement (the “Thacker 10b5-1 Plan) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to (i) 7,952 shares of our Class A common stock plus (ii) the net number of shares of Class A common stock underlying 22,799 restricted stock units received after giving effect to the number of shares sold to satisfy tax withholding obligations on each vesting date specified under the Thacker 10b5-1 Plan until April 30, 2025 (such total number of shares is not determinable).

On April 29, 2024, Cara Schembri, Chief Legal & Administrative Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 9,236 shares of our Class A common stock until April 29, 2025.

Item 6. Exhibits
(a)Exhibits.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing date

3.1	Amended & Restated Certificate of Incorporation	8-K	001-40958	3.1	10/29/2021

3.2	Certificate of Amendment to Twelfth Amended & Restated Certificate of Incorporation	8-K	001-40958	3.1	04/02/2024

3.3	Amended & Restated Bylaws	8-K	001-40958	3.2	10/29/2021

10.1	Rent the Runway, Inc. Transaction Bonus Plan	8-K	001-40958	10.1	5/21/2024

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENT THE RUNWAY, INC.

Date: June 6, 2024	By:	/s/ Siddharth Thacker
Siddharth Thacker
Chief Financial Officer
(Principal Financial and Accounting Officer)