Form 10-Q
period 2024-07-31
Rent the Runway, Inc.
filed 2024-09-06
CIK 1468327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No ☒
The registrant had outstanding 3,652,722 shares of Class A common stock and 155,398 shares of Class B common stock as of August 30, 2024. The foregoing reflects the reverse stock split of the registrant’s Class A common stock and Class B common stock that became effective on April 2, 2024.

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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aims,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, share-based compensation, business strategy and initiatives, including rental product depth and availability initiatives, sustainability initiatives, business plans, promotional and marketing strategy and onboarding initiatives, impacts from our January 2024 restructuring plan, our 2023 transportation deal with a major national carrier and other cost-savings initiatives, anticipated future expenditures, product acquisition expectations, compliance with our debt covenants, market growth and our objectives for future operations.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report for the quarter ended July 31, 2024. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

Part I - Financial Information
Item 1. Financial Statements

RENT THE RUNWAY, INC. Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts, unaudited)

	July 31,	January 31,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$76.6	$84.0
Restricted cash, current	5.2	5.2
Prepaid expenses and other current assets	10.8	13.0
Total current assets	92.6	102.2
Restricted cash	4.8	4.8
Rental product, net	85.9	94.0
Fixed assets, net	31.7	35.7
Intangible assets, net	3.0	3.4
Operating lease right-of-use assets	32.6	33.9
Other assets	6.8	4.5
Total assets	$257.4	$278.5
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9.9	$5.8
Accrued expenses and other current liabilities	17.6	21.7
Deferred revenue	10.9	10.9
Customer credit liabilities	6.0	6.3
Operating lease liabilities	3.9	3.4
Total current liabilities	48.3	48.1
Long-term debt, net	319.8	306.7
Operating lease liabilities	43.2	45.3
Other liabilities	0.6	0.7
Total liabilities	411.9	400.8
Commitments and Contingencies (Note 14)
Stockholders’ equity (deficit)
Class A common stock, $0.001 par value; 300,000,000 shares authorized as of July 31, 2024 and January 31, 2024; 3,605,527 and 3,390,587 shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively	—	—
Class B common stock, $0.001 par value; 50,000,000 shares authorized as of July 31, 2024 and January 31, 2024; 155,333 and 154,928 shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively	—	—
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of July 31, 2024 and January 31, 2024; 0 shares issued and outstanding as of July 31, 2024 and January 31, 2024	—	—
Additional paid-in capital	936.2	930.8
Accumulated deficit	(1,090.7)	(1,053.1)
Total stockholders’ equity (deficit)	(154.5)	(122.3)
Total liabilities and stockholders’ equity (deficit)	$257.4	$278.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Operations
(In millions, except share and per share amounts, unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue:
Subscription and Reserve rental revenue	$68.5	$68.0	$134.6	$134.8
Other revenue	10.4	7.7	19.3	15.1
Total revenue, net	78.9	75.7	153.9	149.9
Costs and expenses:
Fulfillment	20.6	22.5	41.2	44.4
Technology	8.7	12.9	18.3	26.0
Marketing	7.8	8.2	16.8	17.5
General and administrative	22.2	25.9	45.0	52.4
Rental product depreciation and revenue share	25.9	20.0	51.9	40.9
Other depreciation and amortization	3.3	3.7	6.6	7.5
Restructuring charges	—	—	0.2	—
Total costs and expenses	88.5	93.2	180.0	188.7
Operating loss	(9.6)	(17.5)	(26.1)	(38.8)
Interest income / (expense), net	(6.0)	(9.5)	(11.6)	(18.3)
Other income / (expense), net	0.1	0.1	0.2	0.1
Net loss before income tax benefit / (expense)	(15.5)	(26.9)	(37.5)	(57.0)
Income tax benefit / (expense)	(0.1)	0.1	(0.1)	0.1
Net loss	$(15.6)	$(26.8)	$(37.6)	$(56.9)
Net loss per share attributable to common stockholders, basic and diluted (1)	$(4.17)	$(7.93)	$(10.18)	$(17.05)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted (1)	3,736,953	3,380,413	3,692,025	3,337,535
(1) Amounts have been adjusted to reflect the 1-for-20 reverse stock split that became effective on April 2, 2024. See Note 2, “Summary of Significant Accounting Policies” and Note 11, “Stockholders’ Equity” for additional details.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount
Balances as of April 30, 2024	3,675,322	$—	$933.8	$(1,075.1)	$(141.3)
Stock issued under stock incentive plan	85,538	—	—	—	—
Share-based compensation expense	—	—	2.4	—	2.4
Net loss	—	—	—	(15.6)	(15.6)
Balances as of July 31, 2024	3,760,860	$—	$936.2	$(1,090.7)	$(154.5)

Balances as of April 30, 2023	3,334,045	$—	$913.4	$(970.0)	$(56.6)
Stock issued under stock incentive plan	88,309	—	—	—	—
Share-based compensation expense	—	—	7.4	—	7.4
Net loss	—	—	—	(26.8)	(26.8)
Balances as of July 31, 2023	3,422,354	$—	$920.8	$(996.8)	$(76.0)
(1) Amounts have been adjusted to reflect the 1-for-20 reverse stock split that became effective on April 2, 2024. See Note 2, “Summary of Significant Accounting Policies” and Note 11, “Stockholders’ Equity” for additional details.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount
Balances as of January 31, 2024	3,545,515	$—	$930.8	$(1,053.1)	$(122.3)
Stock issued under stock incentive plan	215,345	—	—	—	—
Share-based compensation expense	—	—	5.4	—	5.4
Net loss	—	—	—	(37.6)	(37.6)
Balances as of July 31, 2024	3,760,860	$—	$936.2	$(1,090.7)	$(154.5)

Balances as of January 31, 2023	3,251,138	$—	$904.6	$(939.9)	$(35.3)
Stock issued under stock incentive plan	171,216	—	—	—	—
Share-based compensation expense	—	—	16.2	—	16.2
Net loss	—	—	—	(56.9)	(56.9)
Balances as of July 31, 2023	3,422,354	$—	$920.8	$(996.8)	$(76.0)

(1) Amounts have been adjusted to reflect the 1-for-20 reverse stock split that became effective on April 2, 2024. See Note 2, “Summary of Significant Accounting Policies” and Note 11, “Stockholders’ Equity” for additional details.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Six Months Ended July 31,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(37.6)	$(56.9)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Rental product depreciation and write-offs	23.3	19.9
Write-off of rental product sold	7.8	5.0
Other depreciation and amortization	6.6	7.5
Loss from write-off of fixed and intangible assets and lease termination	0.2	0.1
Proceeds from rental product sold	(13.6)	(10.8)
(Gain) / loss from liquidation of rental product	0.6	(0.4)
Accrual of paid-in-kind interest	—	14.7
Amortization of debt discount	13.1	3.4
Share-based compensation expense	5.4	16.2
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2.1	4.9
Operating lease right-of-use assets	1.3	1.4
Other assets	(2.3)	—
Accounts payable, accrued expenses and other current liabilities	1.9	(5.0)
Deferred revenue and customer credit liabilities	(0.3)	(1.5)
Operating lease liabilities	(1.6)	(2.2)
Other liabilities	(0.1)	(0.4)
Net cash (used in) provided by operating activities	6.8	(4.1)
INVESTING ACTIVITIES
Purchases of rental product	(26.3)	(36.3)
Proceeds from liquidation of rental product	2.2	2.2
Proceeds from sale of rental product	13.6	10.8
Purchases of fixed and intangible assets	(2.2)	(2.2)
Net cash (used in) provided by investing activities	(12.7)	(25.5)
FINANCING ACTIVITIES
Other financing payments	(1.5)	(0.3)
Net cash (used in) provided by financing activities	(1.5)	(0.3)
Net (decrease) increase in cash and cash equivalents and restricted cash	(7.4)	(29.9)
Cash and cash equivalents and restricted cash at beginning of period	94.0	163.6
Cash and cash equivalents and restricted cash at end of period	$86.6	$133.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Six Months Ended July 31,
	2024	2023
Reconciliation of Cash and Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$76.6	$123.7
Restricted cash, current	5.2	4.2
Restricted cash, noncurrent	4.8	5.8
Total cash and cash equivalents and restricted cash	$86.6	$133.7

Supplemental Cash Flow Information:
Cash payments (receipts) for:
Fixed operating lease payments, net	$5.4	$5.7
Fixed assets and intangibles received in the prior period	0.3	0.1
Rental product received in the prior period	1.4	5.4
Non-cash financing and investing activities:
Financing lease right-of-use asset amortization	$0.3	$0.3
Purchases of fixed assets and intangibles not yet settled	0.2	0.1
Purchases of rental product not yet settled	0.9	5.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
1.Business
Description of Business
Rent the Runway, Inc.’s (the “Company”) mission is to empower women to feel their best every day. Launched in November 2009, the Company has built the world’s first shared designer closet with thousands of styles by hundreds of brand partners. The Company gives customers access to its “unlimited closet” through its subscription offering (“Subscription”) or the ability to rent a-la-carte through its reserve offering (“Reserve”). The Company’s corporate headquarters is located in Brooklyn, New York and its operational facilities are located in Secaucus, New Jersey, and Arlington, Texas. Its wholly-owned subsidiary, Rent the Runway Limited, is located in Galway, Ireland, and is focused on software development and support activities.
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
The results for the three and six months ended July 31, 2024 are not necessarily indicative of the operating results expected for the year ending January 31, 2025 or any future period. The condensed consolidated balance sheet as of January 31, 2024 is derived from the audited consolidated financial statements. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, the unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended January 31, 2024, which can be found in the Company’s Annual Report on Form 10-K filed with the SEC on April 11, 2024.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Reverse Stock Split
The Company’s Amended and Restated Certificate of Incorporation as of October 29, 2021 authorizes the Company to issue 300,000,000 shares of Class A common stock, par value $0.001 per share, 50,000,000 shares of Class B common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share.
In March 2024, the Company’s stockholders approved, and the Company’s Board of Directors selected, a 1-for-20 reverse stock split of outstanding shares of Class A common stock and Class B common stock (the “Reverse Stock Split”). The 1-for-20 Reverse Stock Split became effective on April 2, 2024 and began trading on the Nasdaq Capital Market on a post-split basis on April 3, 2024. See Note 11 - Stockholders’ Equity for additional information.
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
As of July 31, 2024, the effects of the macroeconomic environment on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
Concentrations of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash investments with high credit quality financial institutions. The Company believes no significant credit risk exists with respect to these financial instruments.
No single customer accounted for more than 5% of the Company’s revenue during the three or six months ended July 31, 2024 and 2023.

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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Once it is no longer considered rentable, rental product in a sellable condition is classified as held for sale and written down to salvage value. The value of rental product held for sale as of July 31, 2024 and January 31, 2024 was $2.8 million and $3.0 million, respectively. The accelerated depreciation related to rental product held for sale was $1.3 million and $1.1 million for the three months ended July 31, 2024 and 2023, respectively, and $2.4 million and $2.0 million for the six months ended July 31, 2024 and 2023, respectively. The accelerated depreciation is presented on the condensed consolidated statements of operations within Rental product depreciation and revenue share.
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
The purchases of rental product as well as the proceeds from the sale and liquidation of rental product are classified as cash flows from investing activities on the condensed consolidated statements of cash flows because the predominant activity of the rental product purchased is to generate rental revenue and such classification is consistent with the classification of long-term asset activity. Proceeds from the sale of rental product were $13.6 million and $10.8 million for the six months ended July 31, 2024 and 2023, respectively. Proceeds from the liquidation of rental product were $2.2 million and $2.2 million for the six months ended July 31, 2024 and 2023, respectively.
Revenue Recognition
Subscription and a-la-carte rental fees (“Subscription and Reserve rental revenue”) are recognized in accordance with Accounting Standard Update (“ASU”) 2016-02, Leases, Topic 842 (“ASC 842”). Other revenue, primarily related to the sale of rental product, is recognized under ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”) at the date of delivery of the product to the customer. Other revenue represented 13% and 10% of total revenue for the three months ended July 31, 2024 and 2023, respectively, and 13% and 10% of total revenue for the six months ended July 31, 2024 and 2023, respectively.
Revenue is presented net of promotional discounts, customer credits and refunds. Promotional discounts are recognized in accordance with either ASC 842 or ASC 606, based on the guidance applied to the rental fees or product sales to which the promotional discounts are related. Revenue is presented net of taxes that are collected from customers and remitted to governmental authorities.
The Company recognizes a liability at the time a customer credit or a gift card is issued, and revenue is recognized upon redemption of the credit or gift card. The Company’s customer credit liability is presented on the Condensed Consolidated Balance Sheets. During the three months ended July 31, 2024 and 2023, $0.3 million and $0.4 million of credits included in the customer credit liability as of April 30, 2024 and 2023, respectively, were redeemed. During the six months ended July 31, 2024 and 2023, $0.7 million and $1.0 million of credits included in the customer credit liability as of January 31, 2024 and 2023, respectively, were redeemed. Customer credits and gift cards do not have expiration dates. Over time, a portion of these instruments is not redeemed. The Company recognizes breakage income related to these instruments based on the redemption pattern method. The Company continues to maintain the full liability for the unredeemed portion of the credits and gift cards when the Company has any legal obligation to remit such credits to government authorities in relevant jurisdictions. The Company did not issue any new gift cards during the three and six months ended July 31, 2024 and 2023.
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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The Company recognizes fees for a-la-carte rentals ratably over the rental period, which starts with the date of delivery of rental product to the customer. A-la-carte rental orders can be placed up to four months prior to the rental start date (increased from two months prior to the rental start date beginning in June 2024) and the customer’s payment form is charged upon order confirmation. The Company defers recognizing the fees and any related promotions for a-la-carte rentals until the date of delivery, and then recognizes those fees ratably over the four- or eight-day rental period.
The Company accrues for credits and refunds issued subsequent to the balance sheet date that relate to rentals prior to the balance sheet date. These amounts were not material as of July 31, 2024 and January 31, 2024.
Other Revenue
Other revenue consists primarily of revenue from the sale of rental product. The Company recognizes revenue from the sale of rental product in accordance with ASC 606. Sale of rental product occurs when a customer purchases rental product at a discounted price, calculated as a percentage of retail value. Payment is due upon order confirmation and there is no financing component. The single performance obligation associated with rental product sales is generally satisfied upon delivery of the rental product to the customer. The Company does not have any material contractual receivables, assets or liabilities with respect to other revenue as of July 31, 2024 and January 31, 2024.
From time to time, other revenue may include revenue generated from pilots and other growth initiatives which may cause quarterly fluctuations in the Other revenue line.
Share-Based Compensation
The Company recognizes all employee share-based compensation as an expense in the condensed consolidated financial statements. Equity classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service period of the award. Determining the fair value of options at the grant date requires judgment, including the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividend yield. The fair value of common stock post-IPO is based on the closing price of the common stock on the date of grant as reported on Nasdaq. Upon grant of awards, the Company also estimates an amount of forfeitures that will occur prior to vesting. There were no stock options granted during the three and six months ended July 31, 2024 and 2023.
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

Interest Income and Expense
Interest income and expense consist primarily of interest on the Temasek debt facility, debt discount amortization, and financing lease interest expense offset by interest income earned. The Company recognized interest and debt discount amortization expense of $6.7 million and $10.9 million during the three months ended July 31, 2024 and 2023, respectively, and $13.2 million and $21.1 million during the six months ended July 31, 2024 and 2023.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Interim Impairment Evaluation
During the year ended January 31, 2024, the Company concluded a triggering event had occurred during the third quarter of fiscal year 2023 due to a decline in the Company’s stock price. The Company performed a quantitative assessment and concluded the undiscounted cash flows expected to be generated by the use and eventual disposition of the Company’s long-lived assets exceeded their carrying values. Therefore, no impairment was recognized for the year ended January 31, 2024. The Company has concluded there were no triggering events as of July 31, 2024.
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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
3.Liquidity
The Company has incurred net losses from operations since inception and has historically relied upon debt and equity financing to fund its operations. The Company has experienced year-over-year revenue growth and a reduction in net losses during the three and six months ended July 31, 2024 and in fiscal year 2023 and is making progress towards achieving a break-even position after consideration of cash flows from operations plus cash flows generated (used) in investing during the year ending January 31, 2025 as a result of the restructuring actions described below and the Company’s plans to reduce rental product spend in fiscal year 2024 due to rental product depth adjustments in fiscal year 2023 and other investments to align with the overall growth of the business and to comply with the Company’s debt covenants that were amended in December 2023. To the extent the Company is impacted by macroeconomic trends, or other factors, including, but not limited to, lower demand for our business, the Company plans to further reduce fixed and variable costs accordingly and has established plans to preserve existing cash liquidity, which includes additional reductions to labor, operating expenses, and/or capital expenditures.
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
As of July 31, 2024 and January 31, 2024, the Company held cash and cash equivalents of $76.6 million and $84.0 million, respectively, and long-term debt of $319.8 million and $306.7 million, respectively, with a maturity date of October 2026. In the event that the Company fails to comply with the covenants specified in the 2023 Amended Temasek Facility, the lender has the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. The Company believes that it will have sufficient liquidity from cash on-hand and future operations to sustain its business operations, satisfy the $30 million minimum liquidity maintenance covenant and comply with the maximum expenditure covenants under the 2023 Amended Temasek Facility for at least the next twelve months from the date these financial statements are issued.

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
Restructuring charges of $0.2 million for severance and related costs were recognized during the six months ended July 31, 2024 and are reflected in Restructuring charges on the Company’s Condensed Consolidated Statements of Operations. No restructuring charges were recognized during the three months ended July 31, 2024. Restructuring charges of $2.0 million for severance and related costs were recognized during the year ended January 31, 2024 and were reflected in Restructuring charges on the Company’s Consolidated Statements of Operations. Cumulative charges related to severance and related costs incurred to date in connection with the January 2024 restructuring plan were $2.2 million.
Accrued restructuring charges were $0.2 million and $0.7 million as of July 31, 2024 and January 31, 2024, respectively. The Company may incur additional restructuring charges in the future. The restructuring plan was substantially completed by the end of the second quarter of fiscal year 2024 and is expected to be fully completed by the end of the third quarter of fiscal year 2024.
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
The following table summarizes the Company’s minimum fixed lease obligations under existing agreements as a lessee, excluding variable payments and short-term lease payments, as of July 31, 2024:

	Operating	Financing
Fiscal year:
2024	$5.5	$0.3
2025	11.3	0.3
2026	11.3	0.1
2027	11.2	0.1
2028	11.3	0.1
Thereafter	28.8	0.3
Total minimum lease payments	79.4	1.2
Imputed interest	(32.3)	(0.4)
Lease liabilities as of July 31, 2024	$47.1	$0.8

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
6.Rental Product, Net
Rental product, net consisted of the following:

	July 31,	January 31,
	2024	2024

Apparel	$156.2	$165.3
Accessories	5.9	6.6
	162.1	171.9
Less: accumulated depreciation	(76.2)	(77.9)
Rental product, net	$85.9	$94.0
Depreciation and write-offs related to rental product, including write-offs of rental products sold, was $16.2 million and $12.8 million for the three months ended July 31, 2024 and 2023, respectively, and $31.1 million and $24.9 million for the six months ended July 31, 2024 and 2023, respectively.
7.Long-Term Debt
Summary
The following table summarizes the Company’s long-term debt outstanding as of July 31, 2024 and January 31, 2024:

	July 31,	January 31,
	2024	2024

Temasek Facility principal outstanding	$271.6	$271.6
Add: payment-in-kind interest	40.3	40.3
Add (Less): unamortized debt premium (discount)	7.9	(5.2)
Temasek Facility, net	319.8	306.7
Less: current portion of long-term debt	—	—
Total noncurrent long-term debt	$319.8	$306.7
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

In December 2023, the Company entered into an amendment to the 2022 Amended Temasek Facility (the “2023 Temasek Facility Amendment”). The 2022 Amended Temasek Facility as further amended by the 2023 Temasek Facility Amendment is referred to as the “2023 Amended Temasek Facility”. This transaction was accounted for as a troubled debt restructuring. The terms of the amendment provide for (i) elimination of all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023; (ii) reduction of the minimum liquidity maintenance covenant under the 2023 Amended Temasek Facility from $50 million to $30 million; and (iii) additional covenants requiring the Company to comply with mutually agreed upon quarterly and annual spend levels for rental product capital expenditures, fixed operating expenditures and marketing expenditures during fiscal year 2024 of $51 million, $100 million (excluding $10 million of specified permitted expenditures), and $30 million, respectively, on an annual basis and to-be-agreed levels for fiscal years 2025 and 2026, subject to the debt holders’ consent and certain exceptions. The Company did not record a gain in connection with the restructuring as the total undiscounted future cash payments specified in the 2023 Temasek Facility Amendment exceeded the carrying value of debt. The effective interest rate for the 2023 Amended Temasek Facility as of January 31, 2024 was 8.44%. The Company amortizes the debt discount or premium using the effective interest method over the remaining term of the facility including the six full fiscal quarters during which payment-in-kind and cash interest were eliminated.

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
Covenants
The Company was in compliance with all applicable financial covenants as of July 31, 2024 and through the date of this filing.

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
The amount of unrecognized tax benefits as of July 31, 2024 and January 31, 2024 was $1.3 million and $1.2 million, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized benefits relating to the Company’s tax position is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain and a reasonable estimate of the range of gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months cannot be made at this time.
9.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	July 31,	January 31,
	2024	2024
Accrued operating and general expenses	$6.2	$7.6
Revenue share payable	6.5	6.0
Accrued payroll related expenses	2.6	4.5
Short-term financing	—	1.2
Sales and other taxes	1.8	1.9
Gift card liability	0.5	0.5
Accrued expenses and other current liabilities	$17.6	$21.7
The borrowing rate for the short-term financing obligation was 8.80% as of January 31, 2024.
10.Fair Value Measurements
As of July 31, 2024 and January 31, 2024, the carrying amounts of the Company’s cash and cash equivalents, current and noncurrent restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximated their estimated fair value due to their relatively short maturities.
The Company’s long-term debt is reported at carrying value on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 7 — Long-Term Debt. The Company estimates the fair value of its long-term debt using a discounted cash flow approach based on the Company’s implied credit spread using the median of option adjusted spreads for similar financial instruments with similar credit ratings, and, as such, long-term debt is classified as Level 3 within the fair value hierarchy. As of July 31, 2024, the estimated fair value of the Company’s long-term debt was $318.4 million.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
11.Stockholders’ Equity
Reverse Stock Split
In March 2024, the Company’s stockholders approved, and the Company’s Board of Directors selected, a 1-for-20 reverse stock split (the “Reverse Stock Split”) of outstanding shares of Class A common stock and Class B common stock. The Reverse Stock Split became effective on April 2, 2024 and began trading on the Nasdaq Capital Market on a post-split basis on April 3, 2024. Following the Reverse Stock Split, the number of authorized shares of Class A common stock remained at 300,000,000, the number of authorized shares of Class B common stock remained at 50,000,000, and the number of authorized shares of preferred stock remained at 10,000,000. The Reverse Stock Split reduced the total number of issued and outstanding shares of Class A common stock from 67,812,037 to 3,390,587 and Class B common stock from 3,098,580 to 154,928 as of January 31, 2024. The par value per share of Class A common stock and Class B common stock remained at $0.001. The Company filed an Amendment to the Twelfth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on April 2, 2024 to implement the Reverse Stock Split. All per share amounts and common shares amounts have been adjusted on a retroactive basis to reflect the Reverse Stock Split for all periods. In addition, Class A common stock and Class B common stock decreased by $0.1 million and additional paid-in capital increased by $0.1 million, respectively, in the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) as of July 31, 2023 and January 31, 2023.
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
Preferred Stock
Upon the IPO, the Company authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. No shares were issued or outstanding as of July 31, 2024.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Warrants
As of July 31, 2024 and January 31, 2024, the Company had the following outstanding warrants, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed above:

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
As of July 31, 2024 and January 31, 2024, all outstanding warrants were equity-classified and recorded as additional paid-in capital. Equity-classified contracts are not subsequently remeasured unless reclassification is required from equity to liability classification.
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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Amended and Restated 2021 Incentive Award Plan
The Company's Amended and Restated 2021 Incentive Award Plan (the "2021 Plan") was adopted by its board of directors and approved by stockholders in October 2021 and became effective upon the effective date of the IPO. The 2021 Plan replaced the 2019 Plan and no further grants will be made under the 2019 Plan. The terms of equity awards granted under the 2021 Plan in the year ended January 31, 2022 were generally consistent with those granted under the 2019 Plan, as described above. RSUs granted under the 2021 Plan in the year ended January 31, 2022 generally vest over four years and do not have liquidity-based vesting conditions. RSUs granted under the 2021 Plan during the six months ended July 31, 2024 and years ended January 31, 2024 and 2023 have a shorter vesting period of one to two years. As of July 31, 2024, there were 226,409 shares of Class A common stock available for issuance under the 2021 Plan. There will not be any further equity grants of Class B common stock.
The grant date fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The option pricing model considers several variables and assumptions in estimating the fair value of share-based awards. Because the Company’s shares are only recently publicly traded and there is a lack of historical company-specific data available, the expected term is estimated under the simplified method using the vesting and contractual terms, and expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. There were no stock options granted during the six months ended July 31, 2024 or year ended January 31, 2024.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Stock Options
Stock option activity during the period indicated is as follows, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 11, Stockholders’ Equity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balances as of January 31, 2024	42,613	$157.80	4.79	$—
Granted	—	—
Exercised	—	—
Forfeited	(7,288)	162.83
Balances as of July 31, 2024	35,325	$159.05	4.32	$—
Exercisable as of July 31, 2024	33,938	$157.47	4.27	$—

As of July 31, 2024, there was $0.1 million of unrecognized compensation cost related to stock options granted that is expected to be recognized over a weighted average period of 1.06 years.

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
RSUs
RSUs activity during the period indicated is as follows, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 11, Stockholders’ Equity:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of January 31, 2024	404,965	$59.40
Granted	315,327	8.04
Vested/Released	(215,345)	58.03
Forfeited	(43,463)	36.95
Unvested and outstanding as of July 31, 2024	461,484	$26.08
As of July 31, 2024, there was $7.7 million of unrecognized compensation cost related to RSUs granted that is expected to be recognized over a weighted average period of 1.3 years. Of the total unrecognized compensation cost, $1.4 million related to RSUs granted as a result of the option exchange.
As of July 31, 2024 and January 31, 2024, there were 4,219 and 43,518 vested and unreleased shares, respectively, included in unvested and outstanding shares in the table above.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Share-Based Compensation Summary
The classification of share-based compensation for the three and six months ended July 31, 2024 and 2023, respectively, presented within each line item of the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Technology	$0.5	$1.8	$1.1	$3.7
Marketing	—	—	—	0.1
General and administrative	1.9	5.6	4.3	12.4
Total share-based compensation	$2.4	$7.4	$5.4	$16.2

The Company recognized $0.5 million and $2.4 million of incremental share-based compensation expense in General and administrative expenses during the three and six months ended July 31, 2023, respectively, due to equity award modifications related to the transition of the Chief Financial Officer role.

The Company recognized $0.4 million and $0.8 million of share-based compensation expense during the three and six months ended July 31, 2024, including incremental share-based compensation expense as a result of the option exchange discussed above.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 11, Stockholders’ Equity:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(15.6)	$(26.8)	$(37.6)	$(56.9)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	3,736,953	3,380,413	3,692,025	3,337,535
Net loss per share attributable to common stockholders, basic and diluted	$(4.17)	$(7.93)	$(10.18)	$(17.05)

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The following potentially dilutive outstanding securities based on amounts outstanding at each period end, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 11, Stockholders’ Equity, were excluded from the computation of diluted loss per share attributable to common stockholders because including them would have been anti-dilutive:

	Six Months Ended July 31,
	2024	2023
Stock options	35,325	53,839
Common stock warrants	131,574	131,574
RSUs	461,484	530,191
Total	628,383	715,604
14.Commitments and Contingencies
The Company had restricted cash balances for cash collateralized standby letters of credit as of July 31, 2024 and January 31, 2024 of $10.0 million and $10.0 million, respectively, primarily to satisfy security deposit requirements on its leases. The restricted cash balances also consisted of letters of credit for rental product purchases and credit card transactions.

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
Overview
We give customers ongoing access to our “unlimited closet” — with thousands of styles by hundreds of designer brands — through our Subscription offering or the ability to rent a-la-carte through our Reserve offering. We also give our subscribers and customers the ability to buy our products through our Resale offering, which offers customers pre-loved styles from our closet at a discount to retail price, up to 90% off of designer retail value. These offerings allow us to engage and serve our subscribers and customers across diverse use cases from everyday life to special occasions. We have served approximately 3 million lifetime customers across all of our offerings and we had 175,087 ending total subscribers1 (active and paused) as of July 31, 2024. We had 129,073 active subscribers as of July 31, 2024. The majority of our revenue is highly recurring and is generated by our subscribers. For the six months ended July 31, 2024 and 2023, respectively, 89% and 88% of our total revenue (including Reserve and Resale revenue) was generated by subscribers while they were active or paused.
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
Restructuring charges for severance and related costs of $0.2 million were recognized during the six months ended July 31, 2024. No restructuring charges were recognized during the three months ended July 31, 2024. Restructuring charges of $2.0 million were recognized during the year ended January 31, 2024 and are reflected in Restructuring charges on our Condensed Consolidated Statements of Operations. We may incur additional restructuring charges in the future.
The Company recorded asset impairment charges of $1.1 million during the quarter and year ended January 31, 2024 related to the discontinuation of a software implementation project in connection with the January 2024 restructuring plan. The charge was reflected in Loss on asset impairment related to restructuring on the Company’s Consolidated Statements of Operations.
The January 2024 restructuring plan is expected to generate total annual operating expense savings of approximately $12 million, which primarily includes the reduction in force, with some open role closures/reduced backfills, and excludes potential hiring of new employees or other additions to the Company’s costs and expenses. The restructuring plan was substantially completed by the end of the second quarter of fiscal year 2024 and is expected to be fully completed by the end of the third quarter of fiscal year 2024.
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

Additional Key Fiscal Second Quarter and Recent Business Highlights:
•Improved consumption of cash flows from operations plus cash flows generated (used) in investing of $6 million for the six months ending July 31, 2024, which is $24 million lower than the six months ending July 31, 2023 and $48 million lower than the six months ending July 31, 2022.
•Strong momentum in the Reserve offering as a result of increased focus and operational, product, and merchandising improvements that resulted in an improved customer experience.
•Strong rejoin rates of former customers driven by improved marketing, rental product, merchandising, and product experience.
•Significantly improved checkout experience driving higher checkout completion rates.
•Improved Site Performance to improve customer experience and to realize potential to drive significantly higher organic traffic from search engine optimization initiatives. Site enhancements drove faster load times and lower bounce rates.
•Continued focus on full cycle and brand marketing with RTR College Tour in Fall 2024 and enhancements to lifecycle and email marketing during the quarter.

Key Operating and Financial Results. We have achieved the following operating and financial results for the three months ended July 31, 2024 and 2023, respectively:

•Revenue was $78.9 million and $75.7 million, respectively, representing 4.2% growth year-over-year;
•129,073 and 137,566 ending Active Subscribers2 (excluding paused subscribers), respectively, representing a change of (6)% year-over-year;
•137,455 and 141,393 Average Active Subscribers3, respectively, representing a change of (3)% year-over-year;
•175,087 and 184,389 ending Total Subscribers (including paused subscribers), respectively, representing a change of (5)% year-over-year;
•Gross Profit was $32.4 million and $33.2 million, respectively, representing a gross margin of 41.1% and 43.9%, respectively;
•Net Loss was $(15.6) million and $(26.8) million, respectively. Net Loss as a percentage of revenue was (19.8)% and (35.4)%, respectively; and
•Adjusted EBITDA was $13.7 million and $7.7 million, respectively, representing an Adjusted EBITDA Margin of 17.4% and 10.2%, respectively.

We have achieved the following operating and financial results for the six months ended July 31, 2024 and 2023, respectively:

•Revenue was $153.9 million and $149.9 million, respectively, representing 2.7% growth year-over-year;
•Gross Profit was $60.8 million and $64.6 million, respectively, representing a gross margin of 39.5% and 43.1%, respectively;
•Net Loss was $(37.6) million and $(56.9) million, respectively. Net Loss as a percentage of revenue was (24.4)% and (38.0)%, respectively, and included $0.2 million of restructuring and related charges for the six months ended July 31, 2024;
•Adjusted EBITDA was $20.2 million and $12.2 million, respectively, representing an Adjusted EBITDA margin of 13.1% and 8.1%, respectively;
•Net cash used in operating activities plus net cash used in investing activities was $(5.9) million and $(29.6) million, respectively;
•Net cash used in operating activities plus net cash used in investing activities as a percentage of revenue was (3.8)% and (19.7)%, respectively; and
•Cash and Cash Equivalents was $76.6 million and $123.7 million, respectively.
Our Product Acquisition Strategy
We acquire and monetize products in three ways: Wholesale, Share by RTR and Exclusive Designs. Wholesale items are acquired directly from brand partners, typically at a discount to Wholesale price. Share by RTR items are acquired directly from brand partners on consignment, at generally zero to low upfront cost with performance-based revenue share payments to our brand partners over time. Exclusive Designs items are designed using our data in collaboration with our brand partners. These units are manufactured through third-party partners with a low upfront fee and minimal revenue share payments to our brand partners over time.
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
Customer acquisition is dependent on organic growth, the effectiveness of our paid marketing strategy and the availability of and satisfaction with our rental product. During fiscal year 2024, we anticipate focusing on increasing customer awareness of the Rent the Runway brand through brand campaigns, live events, and other initiatives. We are also focused on improving the efficiency of our paid marketing through channel diversification, improved creative content, and other optimizations. Our acquisitions are also reliant on new customer promotions. We expect our promotional spending to be below historical averages in the near to medium term, which is anticipated to reduce subscriber acquisition in the near-term, but support the health of the business over the longer-term. Our promotional strategy is subject to change depending on business and market conditions. In fiscal year 2024, we have focused, and plan to continue to focus, on improving both the availability of and satisfaction with our rental product for our Reserve and Subscription customers.
We believe customer retention plays an important role in driving business growth. Customer retention is influenced by a number of factors, including rental product in-stock levels and satisfaction, product experience, and customer service levels. Starting in fiscal year 2023, we increased depth of our rental product purchases to improve rental product in-stock levels. We currently expect to continue to improve rental product in-stock levels through our depth strategy in fiscal year 2024. In addition, we are focused on improving the availability of and satisfaction with our rental product by focusing on improved logistics and merchandising. We are also focused on new product features as well as more personal customer service and styling. As a result of these initiatives, we have seen better customer retention in recent quarters.

Brands and Products
Ability to Acquire, Manage and Monetize Products Efficiently. Our ability to deliver an elevated experience for our subscribers and customers that keeps them loyal to RTR depends on us having the right assortment. For example, beginning in fiscal year 2023, we focused on enhancing the availability of rental product on our site by increasing the depths of our buys (i.e. acquiring more units of particular styles) and expect to continue to pursue this strategy in fiscal year 2024. Due to our deep partnerships with brands, flexibility in our buying timelines and ability to react to advantageous retail purchasing environments, we can acquire products directly from brands in multiple cost effective ways. Our expertise in reverse logistics and garment restoration also provides us with the ability to monetize our products effectively over their useful life. Diversifying our product acquisition away from 100% Wholesale has driven higher overall product return on investment and reduced the capital needs of the business. In fiscal year 2023, approximately 61% of new items were acquired through our more capital efficient non-Wholesale channels, compared to 58% in fiscal year 2022 and 55% in fiscal year 2021. We plan to further increase the percentage of units acquired through Exclusive Designs and Share by RTR in fiscal year 2024. We continuously evaluate our product acquisition mix to maximize our strategic priorities.
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
Seasonality
We experience seasonality in our business, which has been impacted and may in the future change due to the effects of COVID-19, the macro environment, and business decisions. For our Subscription rentals, we typically acquire the highest number of subscribers in March through May and September through November, as these are the times customers naturally think about changing over their wardrobes. We generally see a higher rate of subscribers pause in the summer, and in mid-December through the end of January. In the third and fourth fiscal quarters, our Reserve offering historically (prior to COVID-19) benefited from increased wedding and holiday events but this seasonality has varied since the onset of COVID-19. In fiscal year 2022, we believe that a price increase of our Subscription programs in April 2022 affected traditional seasonal patterns. In fiscal year 2023, changes in rental product in-stock levels and changes to promotional prices also disrupted typical seasonality. Given continued business changes, our future seasonality may not resemble historical trends.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	($ in millions)		($ in millions)
Active Subscribers	129,073	137,566	129,073	137,566
Average Active Subscribers	137,455	141,393	137,455	141,393
Gross Profit	$32.4	$33.2	$60.8	$64.6
Adjusted EBITDA (1)	$13.7	$7.7	$20.2	$12.2
__________
(1)Adjusted EBITDA is a non-GAAP financial measure; for a reconciliation to the most directly comparable U.S. GAAP financial measure, net loss, and why we consider Adjusted EBITDA to be a useful metric, see “—Non-GAAP Financial Metrics” below.
Active Subscribers: Active Subscribers represents the number of subscribers with an active membership as of the last day of any given period and excludes paused subscribers. As of July 31, 2024, we had 129,073 Active Subscribers, down from 137,566 as of July 31, 2023. The decline in active subscribers was driven by lower acquisitions due primarily to the change in our promotional strategy during the second quarter of fiscal year 2024 versus the same quarter last year. This decline was partially offset by improved subscriber retention during the quarter compared to the same quarter last year.

Average Active Subscribers: Average Active Subscribers represents the mean of the beginning of quarter and end of quarter Active Subscribers for a quarterly period; and for other periods, represents the mean of the Average Active Subscribers of every quarter within that period. As of July 31, 2024, we had 137,455 Average Active Subscribers, down from 141,393 as of July 31, 2023. The decline in active subscribers was driven by lower acquisitions due primarily to the change in promotional strategy during the second quarter of fiscal year 2024 versus the same quarter last year. This decline was partially offset by improved subscriber retention during the quarter compared to the same quarter last year.

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

Gross Profit was $32.4 million for the three months ended July 31, 2024 compared to $33.2 million for the three months ended July 31, 2023, representing Gross Margins of 41.1% and 43.9%, respectively. Gross Profit was $60.8 million for the six months ended July 31, 2024 compared to $64.6 million for the six months ended July 31, 2023 representing Gross Margins of 39.5% and 43.1%, respectively. Gross Profit and Gross Margin for the three and six months ended July 31, 2024 decreased due to the impact of higher rental product depreciation and revenue share costs as a percentage of sales, partially offset by lower fulfillment costs as a percentage of sales. We will seek to continue to drive fulfillment and operational efficiency gains over time and strategically evolve our mix of revenue and product acquisition to offset cost increases.

Adjusted EBITDA and Adjusted EBITDA Margin: We define Adjusted EBITDA as net loss, adjusted to exclude interest expense, rental product depreciation, other depreciation and amortization, share-based compensation expense, write-off of liquidated assets, non-recurring adjustments, restructuring charges, income tax (benefit) expense, other income and expense, and other gains / losses. Adjusted EBITDA margin is defined as Adjusted EBITDA calculated as a percentage of total revenue, net for a period.

Adjusted EBITDA was $13.7 million for the three months ended July 31, 2024 compared to $7.7 million for the three months ended July 31, 2023, representing margins of 17.4% and 10.2%, respectively. Adjusted EBITDA was $20.2 million for the six months ended July 31, 2024 compared to $12.2 million for the six months ended July 31, 2023, representing margins of 13.1% and 8.1%, respectively. Adjusted EBITDA Margin improved year over year due to our fixed cost reduction efforts, higher revenue and lower fulfillment costs partially offset by higher revenue share payments due to a greater proportion of revenue share units.

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
Subscription and Reserve Rental Revenue.    We generate Subscription and Reserve rental revenue from subscription and Reserve rental fees. We recognize subscription fees ratably over the subscription period, commencing on the date the subscriber enrolls in a subscription program. These fees are collected upon enrollment and any revenue from an unrecognized portion of the subscription period is deferred to the following fiscal period. We recognize Reserve fees over the rental period, which starts on the date of delivery of the product to the customer. Reserve orders can be placed up to four months prior to the rental start date (increased from two months prior to the rental start date beginning in June 2024) and the customer’s payment form is charged upon order confirmation. We defer recognizing the rental fees and any related promotions for Reserve rentals until the date of delivery, and then recognize those fees evenly over the four- or eight-day rental period.
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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in millions)		(in millions)
Revenue:
Subscription and Reserve rental revenue	$68.5	$68.0	$134.6	$134.8
Other revenue	10.4	7.7	19.3	15.1
Total revenue, net	78.9	75.7	153.9	149.9
Costs and expenses:
Fulfillment	20.6	22.5	41.2	44.4
Technology	8.7	12.9	18.3	26.0
Marketing	7.8	8.2	16.8	17.5
General and administrative	22.2	25.9	45.0	52.4
Rental product depreciation and revenue share	25.9	20.0	51.9	40.9
Other depreciation and amortization	3.3	3.7	6.6	7.5
Restructuring charges	—	—	0.2	—
Total costs and expenses	88.5	93.2	180.0	188.7
Operating loss	(9.6)	(17.5)	(26.1)	(38.8)
Interest income / (expense), net	(6.0)	(9.5)	(11.6)	(18.3)
Other income / (expense), net	0.1	0.1	0.2	0.1
Net loss before income tax benefit / (expense)	(15.5)	(26.9)	(37.5)	(57.0)
Income tax benefit / (expense)	(0.1)	0.1	(0.1)	0.1
Net loss	$(15.6)	$(26.8)	$(37.6)	$(56.9)
Comparison of the three months ended July 31, 2024 and 2023
Total Revenue, Net.    Total revenue, net was $78.9 million for the three months ended July 31, 2024, an increase of $3.2 million, or 4.2%, compared to $75.7 million for the three months ended July 31, 2023. This increase was primarily driven by the increase in units purchased per subscriber. In fiscal year 2024, we expect revenue to increase as we work towards growing our customer base, improving the customer experience and continuing to focus on our resale revenue.
Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $68.5 million for the three months ended July 31, 2024, an increase of $0.5 million, or 0.7%, compared to $68.0 million for the three months ended July 31, 2023. This increase was driven by higher revenue per subscriber driven by changes in our promotional strategy and also due to higher reserve revenue compared to the same period last year.
Other Revenue.    Other revenue was $10.4 million for the three months ended July 31, 2024, an increase of $2.7 million, or 35.1%, compared to $7.7 million for the three months ended July 31, 2023. This increase was primarily driven by an increase in the items purchased per subscriber. Other revenue represented 13.2% of total revenue, up from 10.2% in the same period last year.
Costs and Expenses.    Total costs and expenses were $88.5 million for the three months ended July 31, 2024, a decrease of $(4.7) million, or (5.0)%, compared to $93.2 million for the three months ended July 31, 2023. This decrease was primarily driven by lower share-based compensation expense, cost savings from the January 2024 restructuring plan, the implementation of our new transportation contract in September 2023 and improvement in warehouse labor productivity, which reduced costs compared to the same period last year, offset by higher rental product depreciation and revenue share.

Fulfillment.    Fulfillment expenses were $20.6 million for the three months ended July 31, 2024, a decrease of $(1.9) million, or (8.4)%, representing 26.1% of revenue, compared to $22.5 million for the three months ended July 31, 2023, representing 29.7% of revenue. The decrease in fulfillment dollars and as a percentage of revenue was primarily driven by transportation and processing cost efficiencies and higher revenue per shipment that offset an increase in wage rates during the first quarter of fiscal year 2024.

In fiscal year 2024, we expect fulfillment expenses as a percentage of total revenue to decrease as a result of anticipated higher revenue per order and continued transportation and processing efficiencies.
Technology.    Technology expenses were $8.7 million for the three months ended July 31, 2024, a decrease of $(4.2) million, or (32.6)%, compared to $12.9 million for the three months ended July 31, 2023. This decrease was driven by cost savings from the January 2024 restructuring plan, other cost saving initiatives and lower share-based compensation expense. We were able to realize these benefits while supporting growth initiatives including enhanced checkout completion and search, fit and discovery experience for the consumer. Technology expenses were 11.0% of revenue for the three months ended July 31, 2024 compared to 17.0% for the same period last year as we saw increased operating leverage with higher revenue and a lower cost base post-restructuring. Technology related share-based compensation expense was $0.5 million for the three months ended July 31, 2024 and was $1.8 million for the same period last year.

In fiscal year 2024, we expect technology expenses to decrease in dollars and as a percentage of total revenue compared to fiscal year 2023 as a result of our January 2024 restructuring plan and our continued focus on managing costs.
Marketing.    Marketing expenses were $7.8 million for the three months ended July 31, 2024, a decrease of $(0.4) million, or (4.9)%, compared to $8.2 million for the three months ended July 31, 2023. This decrease was driven by the timing of our marketing campaigns. Marketing expenses unrelated to personnel costs were $7.1 million in the three months ended July 31, 2024 and 9.0% of revenue, compared to $7.5 million and 9.9% of total revenue for the same period last year.

In fiscal year 2024, we expect marketing expenses to remain roughly flat in dollars compared to fiscal year 2023. The timing of our marketing expenses during the year will depend in part on the timing of marketing campaigns.

General and Administrative.    General and administrative (“G&A”) expenses were $22.2 million for the three months ended July 31, 2024, a decrease of $(3.7) million, or (14.3)%, compared to $25.9 million for the three months ended July 31, 2023. This decrease was driven by lower share-based compensation expense and cost savings from the January 2024 restructuring plan. G&A expenses as a percentage of revenue were 28.1%, compared to 34.2% last year, as we saw increased operating leverage with higher revenue and a lower cost base post-restructuring. G&A related share-based compensation expense was $1.9 million for the three months ended July 31, 2024 and was $5.6 million for the three months ended July 31, 2023. The decrease was primarily due to reduced share-based compensation in the current quarter.

In fiscal year 2024, we expect G&A expenses to decrease in dollars and as a percentage of revenue compared to fiscal year 2023 as a result of lower share-based compensation expense and cost savings from the January 2024 restructuring plan.
Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $25.9 million for the three months ended July 31, 2024, an increase of $5.9 million, or 29.5%, compared to $20.0 million for the three months ended July 31, 2023. The increase was primarily driven by higher Share by RTR units acquired, higher base of rental product and an increase in other revenue. Rental product depreciation and revenue share was 32.8% of revenue in the three months ended July 31, 2024, up from 26.4% in the same period last year primarily due to the factors discussed above.
Other Depreciation and Amortization.    Other depreciation and amortization was $3.3 million for the three months ended July 31, 2024, a decrease of $(0.4) million, or (10.8)%, compared to $3.7 million for the three months ended July 31, 2023. This decrease was primarily driven by lower depreciation associated with reusable packaging and machinery and equipment.

Restructuring Charges. There were no restructuring charges for the three months ended July 31, 2024 for severance and related costs in connection with the January 2024 restructuring plan.
Interest Income / (Expense), Net.    Interest expense, net was $(6.0) million for the three months ended July 31, 2024, a decrease in expense of $3.5 million, or (36.8)%, compared to $(9.5) million for the three months ended July 31, 2023. This decrease was driven by lowered paid-in-kind (“PIK”) and cash interest from the 2023 Amended Temasek Facility, partially offset by higher debt discount amortization. Of the $(6.0) million total interest expense in the three months ended July 31, 2024, $0.7 million was the net of cash interest earned, financing lease and other interest and $(6.7) million was debt discount amortization, compared to $(7.6) million of PIK interest, $(0.1) million net of cash interest, financing lease and other interest and $(1.8) million of debt discount amortization in the three months ended July 31, 2023.

In fiscal year 2024, we expect interest expense related to the 2023 Amended Temasek Facility to decrease and cash interest expense to be zero.

Other Income / (Expense), Net. Other income / (expense), net was $0.1 million for the three months ended July 31, 2024 compared to $0.1 million for the three months ended July 31, 2023.
Comparison of the six months ended July 31, 2024 and 2023
Total Revenue, Net.    Total revenue, net was $153.9 million for the six months ended July 31, 2024, an increase of $4.0 million, or 2.7%, compared to $149.9 million for the six months ended July 31, 2023. This increase was primarily driven by the increase in units purchased per subscriber.

In fiscal year 2024, we expect revenue to increase as we work towards growing our customer base, improving the customer experience and continuing to focus on our resale revenue.
Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $134.6 million for the six months ended July 31, 2024, a decrease of $(0.2) million, or (0.1)%, compared to $134.8 million for the six months ended July 31, 2023. This decrease was driven by lower reserve revenue compared to the same period last year and partially offset by higher revenue per subscriber driven by changes in our promotional strategy.
Other Revenue.    Other revenue was $19.3 million for the six months ended July 31, 2024, an increase of $4.2 million, or 27.8%, compared to $15.1 million for the six months ended July 31, 2023. This increase was primarily driven by an increase in the items purchased per subscriber. Other revenue represented 12.5% of total revenue, up from 10.1% in the same period last year.
Costs and Expenses.    Total costs and expenses were $180.0 million for the six months ended July 31, 2024, a decrease of $(8.7) million, or (4.6)%, compared to $188.7 million for the six months ended July 31, 2023. This decrease was primarily driven by lower share-based compensation expense, cost savings from the January 2024 restructuring plan, the implementation of our new transportation contract in September 2023 and improvement in warehouse labor productivity, which reduced costs compared to the same period last year, offset by higher rental product depreciation and revenue share.
Fulfillment.    Fulfillment expenses were $41.2 million for the six months ended July 31, 2024, a decrease of $(3.2) million, or (7.2)%, representing 26.8% of revenue, compared to $44.4 million for the six months ended July 31, 2023, representing 29.6% of revenue. The decrease in fulfillment dollars and as a percentage of revenue was primarily driven by transportation and processing cost efficiencies and higher revenue per shipment that offset an increase in wage rates during the first quarter of fiscal year 2024.

In fiscal year 2024, we expect fulfillment expenses as a percentage of total revenue to decrease as a result of anticipated higher revenue per order and continued transportation and processing efficiencies.

Technology.    Technology expenses were $18.3 million for the six months ended July 31, 2024, a decrease of $(7.7) million, or (29.6)%, compared to $26.0 million for the six months ended July 31, 2023. This decrease was driven by cost savings from the January 2024 restructuring plan, other cost saving initiatives and lower share-based compensation expense. We were able to realize these benefits while supporting growth initiatives including enhanced checkout completion and search, fit and discovery experience for the consumer. Technology expenses were 11.9% of revenue for the six months ended July 31, 2024 compared to 17.3% for the same period last year as we saw increased operating leverage with higher revenue and a lower cost base post-restructuring. Technology related share-based compensation expense was $1.1 million for the six months ended July 31, 2024 and was $3.7 million for the same period last year.

In fiscal year 2024, we expect technology expenses to decrease in dollars and as a percentage of total revenue compared to fiscal year 2023 as a result of our January 2024 restructuring plan and our continued focus on managing costs.
Marketing.    Marketing expenses were $16.8 million for the six months ended July 31, 2024, a decrease of $(0.4) million, or (4.9)%, compared to $17.5 million for the six months ended July 31, 2023. This decrease was driven by the timing of our marketing campaigns. Marketing expenses unrelated to personnel costs were $15.3 million in the six months ended July 31, 2024 and 9.9% of revenue, compared to $16.0 million and 10.7% of total revenue for the same period last year.

In fiscal year 2024, we expect marketing expenses to remain roughly flat in dollars compared to fiscal year 2023. The timing of our marketing expenses during the year will depend in part on the timing of marketing campaigns.

General and Administrative.    General and administrative (“G&A”) expenses were $45.0 million for the six months ended July 31, 2024, a decrease of $(3.7) million, or (14.3)%, compared to $52.4 million for the six months ended July 31, 2023. This decrease was driven by lower share-based compensation expense and cost savings from the January 2024 restructuring plan. G&A expenses as a percentage of revenue were 29.2%, compared to 35.0% last year, as we saw increased operating leverage with higher revenue and a lower cost base post-restructuring. G&A related share-based compensation expense was $4.3 million for the six months ended July 31, 2024 and was $12.4 million for the six months ended July 31, 2023. The decrease was primarily due to incremental share-based compensation expense due to equity award modifications related to the transition of the Chief Financial Officer role in the first quarter of fiscal year 2023 and reduced share-based compensation in the current quarter.

In fiscal year 2024, we expect G&A expenses to decrease in dollars and as a percentage of revenue compared to fiscal year 2023 as a result of lower share-based compensation expense and cost savings from the January 2024 restructuring plan.
Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $51.9 million for the six months ended July 31, 2024, an increase of $11.0 million, or 26.9%, compared to $40.9 million for the six months ended July 31, 2023. The increase was primarily driven by higher Share by RTR units acquired, higher base of rental product and an increase in other revenue. Rental product depreciation and revenue share was 33.7% of revenue in the six months ended July 31, 2024, up from 27.3% in the same period last year primarily due to the factors discussed above.
Other Depreciation and Amortization.    Other depreciation and amortization was $6.6 million for the six months ended July 31, 2024, a decrease of $(0.9) million, or (12.0)%, compared to $7.5 million for the six months ended July 31, 2023. This decrease was primarily driven by lower depreciation and amortization associated with reusable packaging and capitalized software.
Restructuring Charges. Restructuring charges were $0.2 million for the six months ended July 31, 2024 for severance and related costs in connection with the January 2024 restructuring plan.

Interest Income / (Expense), Net.    Interest expense, net was $(11.6) million for the six months ended July 31, 2024, a decrease in expense of $(6.7) million, or (36.6)%, compared to $(18.3) million for the six months ended July 31, 2023. This decrease was driven by lowered paid-in-kind (“PIK”) and cash interest from the 2023 Amended Temasek Facility, partially offset by higher debt discount amortization. Of the $(11.6) million total interest expense in the six months ended July 31, 2024, $1.5 million was the net of interest earned, financing lease and other interest and ($13.1) million was debt discount amortization, compared to ($14.7) million of PIK interest, ($0.2) million net of cash interest paid, cash interest earned, financing lease and other interest and ($3.4) million of debt discount amortization in the six months ended July 31, 2023.

In fiscal year 2024, we expect interest expense related to the 2023 Amended Temasek Facility to decrease and cash interest expense to be zero.

Other Income / (Expense), Net. Other income / (expense), net was $0.2 million for the six months ended July 31, 2024, an increase of $0.1 million, compared to $0.1 million for the six months ended July 31, 2023.
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

Adjusted EBITDA and Adjusted EBITDA Margin.    Adjusted EBITDA and Adjusted EBITDA Margin are key performance measures used by management to assess our operating performance and the operating leverage of our business prior to capital expenditures. Our Adjusted EBITDA was $13.7 million for the three months ended July 31, 2024 compared to $7.7 million for the three months ended July 31, 2023, representing margins of 17.4% and 10.2%, respectively. Our Adjusted EBITDA was $20.2 million for the six months ended July 31, 2024 compared to $12.2 million for the six months ended July 31, 2023, representing margins of 13.1% and 8.1%, respectively. Adjusted EBITDA Margin significantly improved for the three and six months ended July 31, 2024 due to lower fulfillment costs and the impact of our fixed cost reduction efforts partially offset by higher revenue share payments due to a greater proportion of revenue share units.

The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(in millions)		(in millions)
Net loss	$(15.6)	$(26.8)	$(37.6)	$(56.9)
Interest (income) / expense, net (1)	6.0	9.5	11.6	18.3
Rental product depreciation	16.2	12.8	31.1	24.9
Other depreciation and amortization (2)	3.3	3.7	6.6	7.5
Share-based compensation (3)	2.4	7.4	5.4	16.2
Write-off of liquidated assets (4)	1.2	0.7	2.8	1.7
Non-recurring adjustments (5)	—	0.5	—	0.5
Restructuring charges (6)	—	—	0.2	—
Income tax (benefit) / expense	0.1	(0.1)	0.1	(0.1)
Other (income) / expense, net (7)	(0.1)	(0.1)	(0.2)	(0.1)
Other (gains) / losses (8)	0.2	0.1	0.2	0.2
Adjusted EBITDA	$13.7	$7.7	$20.2	$12.2
Adjusted EBITDA Margin (9)	17.4%	10.2%	13.1%	8.1%
__________
(1)Includes debt discount amortization of $6.7 million in the three months ended July 31, 2024, $1.8 million in the three months ended July 31, 2023, $13.1 million in the six months ended July 31, 2024 and $3.4 million in the six months ended July 31, 2023.
(2)Reflects non-rental product depreciation and capitalized software amortization.
(3)Reflects the non-cash expense for share-based compensation.
(4)Reflects the write-off of the remaining book value of liquidated rental product that had previously been held for sale.
(5)Non-recurring adjustments for the three and six months ended July 31, 2023 includes $0.5 million of costs related to the option exchange.
(6)Reflects restructuring charges primarily related to severance and related costs in connection with the January 2024 restructuring plan.
(7)Includes other (income) / expense recognized in the period.
(8)Includes gains / losses recognized in relation to foreign exchange, operating lease terminations and the related surrender of fixed assets (see “Note 5 - Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements).
(9)Adjusted EBITDA Margin calculated as Adjusted EBITDA as a percentage of revenue.
Liquidity and Capital Resources
Since our founding, we have financed our operations primarily from net proceeds from the sale of redeemable preferred stock, common stock and debt financings. As of July 31, 2024, we had cash and cash equivalents of $76.6 million and restricted cash of $10.0 million ($5.2 million current and $4.8 million noncurrent), and an accumulated deficit of $(1,090.7) million.

On October 29, 2021, we closed our IPO, in which we issued and sold 850,000 shares at a public offering price of $420.00 per share. We received net proceeds of $327.3 million after deducting underwriting discounts and commissions and offering expenses.

The Company is a borrower under a loan agreement with Double Helix Pte Ltd., as administrative agent for Temasek Holdings. In January 2023, we entered into an amendment and restatement of such facility (the “2022 Amended Temasek Facility”). The 2022 Amended Temasek Facility extended the maturity date from October 2024 to October 2026, reduced cash interest payments by over $20 million for the two succeeding fiscal years while the total interest rate remains unchanged during this period, with subsequent increases thereafter. In connection with the 2022 Amended Temasek Facility, we also granted warrants to purchase 100,000 shares of Class A Common Stock at an exercise price of $100.00 per share, along with other clarifications and updates. In December 2023, we entered into the 2023 Amended Temasek Facility. The 2023 Amended Temasek Facility eliminated all interest (payment-in-kind and cash interest) for six full fiscal quarters beginning with the fourth quarter of fiscal year 2023, reduced the minimum liquidity maintenance covenant from $50 million to $30 million, and provided that the Company may not exceed mutually agreed upon quarterly and annual spend levels for rental product capital, fixed operating, and marketing expenditures during fiscal year 2024 of $51 million, $100 million (excluding $10 million of specified permitted expenditures), and $30 million, respectively, on an annual basis, and to-be-agreed levels for fiscal years 2025 and 2026, subject to the debt holders’ consent and certain exceptions. Our total indebtedness as of July 31, 2024 was $319.8 million. For a description of the terms of our current and prior credit agreements, see “Note 7 – Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements.

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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2024	2023
	(in millions)
Net cash (used in) provided by operating activities	$6.8	$(4.1)
Net cash (used in) provided by investing activities	(12.7)	(25.5)
Net cash (used in) provided by financing activities	(1.5)	(0.3)
Net (decrease) increase in cash and cash equivalents and restricted cash	(7.4)	(29.9)
Cash and cash equivalents and restricted cash at beginning of period	94.0	163.6
Cash and cash equivalents and restricted cash at end of period	$86.6	$133.7
We also measure the cash consumption of the business including capital expenditures, by assessing net cash used in operating activities and net cash used in investing activities on a combined basis, which was $(5.9) million for the six months ended July 31, 2024 and $(29.6) million for the six months ended July 31, 2023. The cash consumption of the business was lower in the first and second quarters of fiscal year 2024 compared with the same period of fiscal year 2023 primarily due to lower purchases of rental product and improvements in net loss, Adjusted EBITDA and working capital compared to the prior period. The sum of net cash used in operating activities and net cash used in investing activities, as a percentage of revenue, was (3.8)% for the six months ended July 31, 2024 and (19.7)% for the six months ended July 31, 2023.

Net cash (used in) provided by operating activities.    For the six months ended July 31, 2024, net cash provided by operating activities was $6.8 million, which consisted of a net loss of $(37.6) million, offset by non-cash charges of $57.0 million, reclassification of the proceeds from the sale of rental product of $13.6 million and a net change of $1.0 million in our operating assets and liabilities. The non-cash charges were primarily comprised of $31.7 million of rental product depreciation and write-off expenses, $5.4 million of share-based compensation, $13.1 million of debt discount amortization, and $6.8 million of other fixed and intangible asset depreciation.
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

Net cash (used in) provided by investing activities.    For the six months ended July 31, 2024, net cash used in investing activities was $(12.7) million, primarily consisting of $(26.3) million of purchases of rental product incurred in the period and $(2.2) million of purchases of fixed and intangible assets. The investment in rental product does not include an additional $(0.9) million of cost for units received in the current period but not yet paid for, but does include $1.4 million of cost for units paid for in the current period but received in the prior period (see the Supplemental Cash Flow Information in Part I, Item 1. “Financial Statements (Unaudited)”). The investment in rental product was to support our rental product strategy. The majority of the investment in fixed and intangible assets was primarily related to leasehold improvements. The cash used in investing activities was partially offset by $13.6 million of proceeds from the sale of owned rental product and $2.2 million of proceeds from the liquidation of rental product.
For the six months ended July 31, 2023, net cash used in investing activities was $(25.5) million, primarily consisting of $(36.3) million of purchases of rental product incurred in the period and $(2.2) million of purchases of fixed and intangible assets. The investment in rental product did not include the additional $(5.0) million of cost for units received in the current period but not yet paid for, but did include $5.4 million of cost for units paid for in the current period but received in the prior period (see Supplemental Cash Flow Information in Part I, Item 1. “Financial Statements (Unaudited)”). The investment in rental product was to support growth in customer demand. The majority of the investment in fixed and intangible assets was related to investments in capitalized technology labor. The cash used in investing activities was partially offset by $10.8 million of proceeds from sales of owned rental products and $2.2 million of proceeds from the liquidation of rental product.
Net cash provided by (used in) financing activities.    During the six months ended July 31, 2024, net cash used in financing activities was $(1.5) million, consisting of other financing payments.
During the six months ended July 31, 2023, net cash used in financing activities was $(0.3) million, consisting of other financing payments.
Contractual Obligations and Commitments
In December 2023, we entered into the 2023 Amended Temasek Facility, which eliminated all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023, reduced the minimum liquidity maintenance covenant from $50 million to $30 million, and provided that we may not exceed mutually agreed upon quarterly and annual spend levels for rental product capital expenditures, fixed operating expenses and marketing expenditures during fiscal year 2024 and to-be-agreed levels for fiscal years 2025 and 2026. See Note 7 — Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements for more information. As of July 31, 2024, we had approximately $319.8 million of total debt outstanding, none of which matures within the next 12 months. See “Note 7 — Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information. See “Note 5 – Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements for our minimum fixed lease obligations under existing lease agreements as of July 31, 2024, including the discussion of the recent extension of our Secaucus lease.

Critical Accounting Estimates
Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our 2023 Annual Report on Form 10-K. In the six months ended July 31, 2024, there were no material changes to our critical accounting estimates from those discussed in our 2023 Annual Report on Form 10-K except as discussed below.

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

Given the Company’s stock price decline during the third quarter of fiscal year 2023, the Company concluded a triggering event had occurred and performed an impairment analysis of its long-lived assets as of October 31, 2023. Based on the quantitative assessment performed, undiscounted cash flows expected to be generated by the use and eventual disposition of the Company’s long-lived assets exceeded their carrying values and therefore no impairment was recognized for the year ended January 31, 2024. The Company has concluded there were no triggering events as of July 31, 2024.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our quantitative and qualitative disclosures about market risk are described under the heading “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Annual Report on Form 10-K. In the three months ended July 31, 2024, there were no material changes to our quantitative and qualitative disclosures about market risk from those discussed in our 2023 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of July 31, 2024 because of the material weaknesses in our internal control over financial reporting described below.
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
Material Weaknesses in Internal Control Over Financial Reporting
In connection with the audit of our financial statements as of and for the year ended January 31, 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of July 31, 2024, these material weaknesses are still in the process of being remediated.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We had a net loss of $(37.6) million and $(113.2) million for the six months ended July 31, 2024 and year ended January 31, 2024, respectively, and have in the past had net losses. As of July 31, 2024, we had an accumulated deficit of $(1,090.7) million. Because we have a short operating history at scale, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to sustain or increase our profitability.
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
We also procure and manufacture products outside of the United States. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, limitations in factory capacity, the imposition of additional import or trade restrictions, including legal or economic restrictions on overseas brand partners’ or manufacturers’ ability to produce and deliver products, increased custom duties and tariffs, unforeseen delays in customs, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, foreign government regulations, political instability and conflict, such as the wars between Russia and Ukraine and Hamas and Israel, and economic uncertainties in the countries from which we or our brand partners source our products. Future extended disruptions in travel may limit our ability to source products in-person, which may lead to suboptimal products and harm our business. For the next several quarters, we anticipate facing, and having to address challenges relating to, economic uncertainty and trends that may also impact our business operations, including transportation efficiencies. Additionally, oil supply disruptions related to Russia’s invasion of Ukraine led and could continue to lead to increased fuel and shipping prices. Further, certain trade restrictions related to the Xinjiang region of China that impose a ban on virtually all imports from that region could affect the sourcing and availability of raw materials, such as cotton, used in the manufacturing of certain products and lead to our products and materials and those of our brand and/or manufacturing partners being held for inspection by the United States Customs & Border Patrol and delayed or rejected for entry, which could adversely impact the customer experience and our business. In addition, negative press or consumer sentiment about internationally sourced products may lead to reduced demand for our products. These and other issues affecting our international brand partners, manufacturers or internationally sourced products could have a material adverse effect on our business, financial condition, and results of operations.
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
As of July 31, 2024, we had $319.8 million aggregate principal amount of borrowings under a credit facility with Double Helix Pte Ltd. as administrative agent for Temasek Holdings (as subsequently amended, the “2023 Amended Temasek Facility”). The 2023 Amended Temasek Facility matures in October 2026. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot provide assurance that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See “Note 7 —Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information on our indebtedness.

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
We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses in a timely manner, identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations, our ability to comply with applicable laws and regulations and our access to the capital markets could be impaired.
In connection with the preparation of our consolidated financial statements as of January 31, 2021, we identified material weaknesses in our internal control over financial reporting, as described below. As of July 31, 2024, these material weaknesses were still in the process of being remediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
Additionally, ineffective internal control over financial reporting could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions. If we are unable to remediate the material weaknesses we have identified in a timely manner, or if additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weaknesses, our reputation, results of operations and financial condition could suffer.
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

The COVID-19 pandemic materially adversely affected our operating and financial results during fiscal year 2020 in many ways. Future pandemics or public health crises may have similar adverse effects on our business. Although we anticipate that our operating results in future fiscal years will reflect a more normal operating environment, the current economic climate has created a high degree of uncertainty and there is no assurance that our scale, number of customers, revenue or growth will return to or surpass pre-pandemic levels for a sustained period of time. As such, we continue to closely monitor global health crises, such as COVID-19, and will continue to reassess our strategy and operational structure on a regular, ongoing basis as the situation evolves.
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
Risks Related to Our Legal and Regulatory Environment

Our business is subject to a large number of U.S. and non-U.S. laws and regulations, many of which are evolving, and failure to comply could potentially impact our operating and financial results.
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
From time to time, we may be subject to claims, legal proceedings, regulatory disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.
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

In addition, in recent years, we have seen a rise in the number and potential significance of these disputes and inquiries and evolving areas of focus for regulators and private plaintiffs. For example, there has been an increase in consumer class action lawsuits relating to subscription products. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, the costs we incur could be significant. Adverse outcomes with respect to claims, litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products and offerings or other business processes, which could negatively affect our financial performance or our revenue growth. The results of litigation, investigations, claims, and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition, and results of operations.
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

Further, the CCPA took effect on January 1, 2020. The CCPA gives California residents expanded rights related to their personal information, including a private right of action and statutory damages for certain violations, and imposes significant compliance obligations on in-scope businesses, including restrictions on “sales” and certain disclosures of personal information that may restrict our use of cookies and similar technologies for advertising purposes, and could cause us to incur additional CCPA compliance costs or create adverse effects as a result of its restrictions. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. For example, since the CCPA went into effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in Virginia, Colorado, Connecticut, and Utah, and will soon be enforceable in several other states as well. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply and we could be subject to fines and penalties in the event of actual or perceived non-compliance. We expect to continue to invest in compliance initiatives and potentially implement business process changes to support our compliance efforts.
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
Any failure by us, our brand partners, third-party manufacturers, or marketing partners to comply with our vendor code of conduct, product safety, labor, or other laws, or to provide safe factory conditions for their workers, may damage our reputation and brand, and harm our business.
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
It is possible that some of the products we rent or sell or provide to our customers and potential customers on behalf of third-party marketing partners may expose us to product liability claims and litigation or regulatory action relating to personal injury. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms or at all. In addition, our partners may not have sufficient resources or insurance to satisfy their indemnity and defense obligations to us in connection with product liability claims or regulatory actions. Further, product liability claims could damage our reputation, lead to negative press and/or customer sentiment, or result in costly demands or litigation against us.

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
Our executive officers, directors, and stockholders party to our stockholders’ agreement entered into in connection with our IPO, in the aggregate, beneficially own over 50% of the voting power of our outstanding common stock as of July 31, 2024. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Item 2. Unregistered Sales Of Equity Securities and Use Of Proceeds
Unregistered Sales of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a) Not applicable.
(b) Not applicable.
(c) During the three months ended July 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

RENT THE RUNWAY, INC.

Date: September 6, 2024	By:	/s/ Siddharth Thacker
Siddharth Thacker
Chief Financial Officer
(Principal Financial and Accounting Officer)