Form 10-Q
period 2024-10-31
Rent the Runway, Inc.
filed 2024-12-09
CIK 1468327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No ☒
The registrant had outstanding 3,726,752 shares of Class A common stock and 155,463 shares of Class B common stock as of December 4, 2024. The foregoing reflects the reverse stock split of the registrant’s Class A common stock and Class B common stock that became effective on April 2, 2024.

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
•If we are unable to drive future growth or manage our growth effectively, our brand, Company culture, and financial performance may suffer.
•The global fashion industry is highly competitive and rapidly changing, and we may not be able to compete effectively.
•We rely on consumer discretionary spending and have been, and may in the future be, adversely affected by economic downturns and other macroeconomic conditions or trends.
•Our continued growth depends on our ability to attract new, and retain existing, customers, which may fluctuate based on our level of investment and success in paid marketing initiatives. If we are unable to cost-effectively grow our customer base, our business, financial condition and results of operations would be harmed.
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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aims,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, share-based compensation, business strategy and initiatives, including rental product depth and availability initiatives, sustainability initiatives, business plans, promotional and marketing strategy, impacts from our January 2024 restructuring plan and other cost-savings initiatives, anticipated future expenditures, product acquisition expectations, compliance with our debt covenants, market growth and our objectives for future operations.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report for the quarter ended October 31, 2024. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

Part I - Financial Information
Item 1. Financial Statements

Page
Condensed Consolidated Balance Sheets - Unaudited as of October 31, 2024 and Audited as of January 31, 2024	5
Condensed Consolidated Statements of Operations - Unaudited for the three and nine months ended October 31, 2024 and 2023	6
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) - Unaudited for the three and nine months ended October 31, 2024 and 2023	7
Condensed Consolidated Statements of Cash Flows - Unaudited for the nine months ended October 31, 2024 and 2023	9
Notes to Condensed Consolidated Financial Statements
1. Business	11
2. Summary of Significant Accounting Policies	11
3. Liquidity	17
4. Restructuring and Related Charges	18
5. Leases - Lessee Accounting	18
6. Rental Product, Net	19
7. Long-Term Debt	19
8. Income Taxes	21
9. Accrued Expenses and Other Current Liabilities	21
10. Fair Value Measurements	21
11. Stockholders’ Equity	22
12. Share-based Compensation Plans	23
13. Net Loss per Share Attributable to Common Stockholders	26
14. Commitments and Contingencies	27
15. Subsequent Events	28

RENT THE RUNWAY, INC. Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts, unaudited)

	October 31,	January 31,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$74.1	$84.0
Restricted cash, current	4.6	5.2
Prepaid expenses and other current assets	9.6	13.0
Total current assets	88.3	102.2
Restricted cash	4.4	4.8
Rental product, net	89.1	94.0
Fixed assets, net	29.5	35.7
Intangible assets, net	2.8	3.4
Operating lease right-of-use assets	31.9	33.9
Other assets	5.6	4.5
Total assets	$251.6	$278.5
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$10.7	$5.8
Accrued expenses and other current liabilities	20.7	21.7
Deferred revenue	11.9	10.9
Customer credit liabilities	6.0	6.3
Operating lease liabilities	4.2	3.4
Total current liabilities	53.5	48.1
Long-term debt, net	326.7	306.7
Operating lease liabilities	42.1	45.3
Other liabilities	0.5	0.7
Total liabilities	422.8	400.8
Commitments and Contingencies (Note 14)
Stockholders’ equity (deficit)
Class A common stock, $0.001 par value; 300,000,000 shares authorized as of October 31, 2024 and January 31, 2024; 3,684,878 and 3,390,587 shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively	—	—
Class B common stock, $0.001 par value; 50,000,000 shares authorized as of October 31, 2024 and January 31, 2024; 155,398 and 154,928 shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively	—	—
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of October 31, 2024 and January 31, 2024; 0 shares issued and outstanding as of October 31, 2024 and January 31, 2024	—	—
Additional paid-in capital	938.4	930.8
Accumulated deficit	(1,109.6)	(1,053.1)
Total stockholders’ equity (deficit)	(171.2)	(122.3)
Total liabilities and stockholders’ equity (deficit)	$251.6	$278.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Operations
(In millions, except share and per share amounts, unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue:
Subscription and Reserve rental revenue	$66.3	$64.7	$200.9	$199.5
Other revenue	9.6	7.8	28.9	22.9
Total revenue, net	75.9	72.5	229.8	222.4
Costs and expenses:
Fulfillment	21.4	21.5	62.6	65.9
Technology	8.7	12.1	27.0	38.1
Marketing	7.1	7.1	23.9	24.6
General and administrative	21.2	24.4	66.2	76.8
Rental product depreciation and revenue share	28.2	25.8	80.1	66.7
Other depreciation and amortization	3.0	3.5	9.6	11.0
Restructuring charges	—	—	0.2	—
Total costs and expenses	89.6	94.4	269.6	283.1
Operating loss	(13.7)	(21.9)	(39.8)	(60.7)
Interest income / (expense), net	(6.1)	(10.0)	(17.7)	(28.3)
Other income / (expense), net	0.9	0.2	1.1	0.3
Net loss before income tax benefit / (expense)	(18.9)	(31.7)	(56.4)	(88.7)
Income tax benefit / (expense)	—	0.2	(0.1)	0.3
Net loss	$(18.9)	$(31.5)	$(56.5)	$(88.4)
Net loss per share attributable to common stockholders, basic and diluted (1)	$(4.94)	$(9.09)	$(15.12)	$(26.15)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted (1)	3,823,542	3,464,848	3,736,161	3,380,439
(1) Amounts have been adjusted to reflect the 1-for-20 reverse stock split that became effective on April 2, 2024. See Note 2, “Summary of Significant Accounting Policies” and Note 11, “Stockholders’ Equity” for additional details.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount
Balances as of July 31, 2024	3,760,860	$—	$936.2	$(1,090.7)	$(154.5)
Stock issued under stock incentive plan	79,416	—	—	—	—
Share-based compensation expense	—	—	2.2	—	2.2
Net loss	—	—	—	(18.9)	(18.9)
Balances as of October 31, 2024	3,840,276	$—	$938.4	$(1,109.6)	$(171.2)

Balances as of July 31, 2023	3,422,354	$—	$920.8	$(996.8)	$(76.0)
Stock issued under stock incentive plan	59,853	—	—	—	—
Share-based compensation expense	—	—	4.9	—	4.9
Net loss	—	—	—	(31.5)	(31.5)
Balances as of October 31, 2023	3,482,207	$—	$925.7	$(1,028.3)	$(102.6)
(1) Amounts have been adjusted to reflect the 1-for-20 reverse stock split that became effective on April 2, 2024. See Note 2, “Summary of Significant Accounting Policies” and Note 11, “Stockholders’ Equity” for additional details.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount
Balances as of January 31, 2024	3,545,515	$—	$930.8	$(1,053.1)	$(122.3)
Stock issued under stock incentive plan	294,761	—	—	—	—
Share-based compensation expense	—	—	7.6	—	7.6
Net loss	—	—	—	(56.5)	(56.5)
Balances as of October 31, 2024	3,840,276	$—	$938.4	$(1,109.6)	$(171.2)

Balances as of January 31, 2023	3,251,138	$—	$904.6	$(939.9)	$(35.3)
Stock issued under stock incentive plan	231,069	—	—	—	—
Share-based compensation expense	—	—	21.1	—	21.1
Net loss	—	—	—	(88.4)	(88.4)
Balances as of October 31, 2023	3,482,207	$—	$925.7	$(1,028.3)	$(102.6)

(1) Amounts have been adjusted to reflect the 1-for-20 reverse stock split that became effective on April 2, 2024. See Note 2, “Summary of Significant Accounting Policies” and Note 11, “Stockholders’ Equity” for additional details.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Nine Months Ended October 31,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(56.5)	$(88.4)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Rental product depreciation and write-offs	35.5	31.9
Write-off of rental product sold	12.1	8.5
Other depreciation and amortization	9.6	11.0
Loss from write-off of fixed and intangible assets and lease termination	0.2	0.3
Proceeds from rental product sold	(20.1)	(16.2)
(Gain) / loss from liquidation of rental product	0.6	(0.9)
Accrual of paid-in-kind interest	—	22.5
Amortization of debt discount	20.0	5.2
Share-based compensation expense	7.6	21.1
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3.3	3.9
Operating lease right-of-use assets	2.0	(8.1)
Other assets	(1.1)	0.1
Accounts payable, accrued expenses and other current liabilities	0.2	(4.4)
Deferred revenue and customer credit liabilities	0.7	(0.7)
Operating lease liabilities	(2.4)	6.9
Other liabilities	(0.2)	(0.4)
Net cash (used in) provided by operating activities	11.5	(7.7)
INVESTING ACTIVITIES
Purchases of rental product	(41.4)	(56.3)
Proceeds from liquidation of rental product	3.4	3.7
Proceeds from sale of rental product	20.1	16.2
Purchases of fixed and intangible assets	(2.9)	(3.2)
Net cash (used in) provided by investing activities	(20.8)	(39.6)
FINANCING ACTIVITIES
Other financing payments	(1.6)	(0.4)
Net cash (used in) provided by financing activities	(1.6)	(0.4)
Net (decrease) increase in cash and cash equivalents and restricted cash	(10.9)	(47.7)
Cash and cash equivalents and restricted cash at beginning of period	94.0	163.6
Cash and cash equivalents and restricted cash at end of period	$83.1	$115.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Nine Months Ended October 31,
	2024	2023
Reconciliation of Cash and Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$74.1	$105.9
Restricted cash, current	4.6	4.8
Restricted cash, noncurrent	4.4	5.2
Total cash and cash equivalents and restricted cash	$83.1	$115.9

Supplemental Cash Flow Information:
Cash payments (receipts) for:
Fixed operating lease payments, net	$8.2	$8.3
Fixed assets and intangibles received in the prior period	0.3	0.1
Rental product received in the prior period	1.4	5.4
Non-cash financing and investing activities:
Financing lease right-of-use asset amortization	$0.4	$0.4
Adjustments to ROU assets or lease liabilities due to modification or other reassessment events to operating and finance leases	—	10.6
Purchases of fixed assets and intangibles not yet settled	0.1	0.2
Purchases of rental product not yet settled	6.7	17.3
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
The results for the three and nine months ended October 31, 2024 are not necessarily indicative of the operating results expected for the year ending January 31, 2025 or any future period. The condensed consolidated balance sheet as of January 31, 2024 is derived from the audited consolidated financial statements. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, the unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended January 31, 2024, which can be found in the Company’s Annual Report on Form 10-K filed with the SEC on April 11, 2024.

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
As of October 31, 2024, the effects of the macroeconomic environment on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
Concentrations of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash investments with high credit quality financial institutions. The Company believes no significant credit risk exists with respect to these financial instruments.
No single customer accounted for more than 5% of the Company’s revenue during the three or nine months ended October 31, 2024 and 2023.

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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Once it is no longer considered rentable, rental product in a sellable condition is classified as held for sale and written down to salvage value. The value of rental product held for sale as of October 31, 2024 and January 31, 2024 was $3.5 million and $3.0 million, respectively. The accelerated depreciation related to rental product held for sale was $1.8 million and $1.5 million for the three months ended October 31, 2024 and 2023, respectively, and $4.2 million and $3.5 million for the nine months ended October 31, 2024 and 2023, respectively. The accelerated depreciation is presented on the condensed consolidated statements of operations within Rental product depreciation and revenue share.
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
The purchases of rental product as well as the proceeds from the sale and liquidation of rental product are classified as cash flows from investing activities on the condensed consolidated statements of cash flows because the predominant activity of the rental product purchased is to generate rental revenue and such classification is consistent with the classification of long-term asset activity. Proceeds from the sale of rental product were $20.1 million and $16.2 million for the nine months ended October 31, 2024 and 2023, respectively. Proceeds from the liquidation of rental product were $3.4 million and $3.7 million for the nine months ended October 31, 2024 and 2023, respectively.
Revenue Recognition
Subscription and a-la-carte rental fees (“Subscription and Reserve rental revenue”) are recognized in accordance with Accounting Standard Update (“ASU”) 2016-02, Leases, Topic 842 (“ASC 842”). Other revenue, primarily related to the sale of rental product, is recognized under ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”) at the date of delivery of the product to the customer. Other revenue represented 13% and 11% of total revenue for the three months ended October 31, 2024 and 2023, respectively, and 13% and 10% of total revenue for the nine months ended October 31, 2024 and 2023, respectively.
Revenue is presented net of promotional discounts, customer credits and refunds. Promotional discounts are recognized in accordance with either ASC 842 or ASC 606, based on the guidance applied to the rental fees or product sales to which the promotional discounts are related. Revenue is presented net of taxes that are collected from customers and remitted to governmental authorities.
The Company recognizes a liability at the time a customer credit or a gift card is issued, and revenue is recognized upon redemption of the credit or gift card. The Company’s customer credit liability is presented on the Condensed Consolidated Balance Sheets. During the three months ended October 31, 2024 and 2023, $0.4 million and $0.5 million of credits included in the customer credit liability as of July 31, 2024 and 2023, respectively, were redeemed. During the nine months ended October 31, 2024 and 2023, $1.0 million and $1.3 million of credits included in the customer credit liability as of January 31, 2024 and 2023, respectively, were redeemed. Customer credits and gift cards do not have expiration dates. Over time, a portion of these instruments is not redeemed. The Company recognizes breakage income related to these instruments based on the redemption pattern method. The Company continues to maintain the full liability for the unredeemed portion of the credits and gift cards when the Company has any legal obligation to remit such credits to government authorities in relevant jurisdictions. The Company did not issue any new gift cards during the three and nine months ended October 31, 2024 and 2023.
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
The Company accrues for credits and refunds issued subsequent to the balance sheet date that relate to rentals prior to the balance sheet date. These amounts were not material as of October 31, 2024 and January 31, 2024.
Other Revenue
Other revenue consists primarily of revenue from the sale of rental product. The Company recognizes revenue from the sale of rental product in accordance with ASC 606. Sale of rental product occurs when a customer purchases rental product at a discounted price, calculated as a percentage of retail value. Payment is due upon order confirmation and there is no financing component. The single performance obligation associated with rental product sales is generally satisfied upon delivery of the rental product to the customer. The Company does not have any material contractual receivables, assets or liabilities with respect to other revenue as of October 31, 2024 and January 31, 2024.
From time to time, other revenue may include revenue generated from pilots and other growth initiatives which may cause quarterly fluctuations in the Other revenue line.
Share-Based Compensation
The Company recognizes all employee share-based compensation as an expense in the condensed consolidated financial statements. Equity classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service period of the award. Determining the fair value of options at the grant date requires judgment, including the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividend yield. The fair value of common stock post-IPO is based on the closing price of the common stock on the date of grant as reported on Nasdaq. Upon grant of awards, the Company also estimates an amount of forfeitures that will occur prior to vesting. There were no stock options granted during the three and nine months ended October 31, 2024 and 2023.
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

Interest Income and Expense
Interest income and expense consist primarily of interest on the Temasek debt facility, debt discount amortization, and financing lease interest expense offset by interest income earned. The Company recognized interest and debt discount amortization expense of $6.9 million and $11.3 million during the three months ended October 31, 2024 and 2023, respectively, and $20.1 million and $32.4 million during the nine months ended October 31, 2024 and 2023.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Interim Impairment Evaluation
During the year ended January 31, 2024, the Company concluded a triggering event had occurred during the third quarter of fiscal year 2023 due to a decline in the Company’s stock price. The Company performed a quantitative assessment and concluded the undiscounted cash flows expected to be generated by the use and eventual disposition of the Company’s long-lived assets exceeded their carrying values. Therefore, no impairment was recognized for the three months ended October 31, 2023 and year ended January 31, 2024. The Company has concluded there were no triggering events as of October 31, 2024.
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
Recently Issued Accounting Pronouncements
Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments require disclosure of additional information about specific expense categories in the notes to the financial statements. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments are to be applied either prospectively to financial statements issued for reporting periods after the effective date of this Update or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of this standard will have on the consolidated financial statements.
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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
3.Liquidity
The Company has incurred net losses from operations since inception and has historically relied upon debt and equity financing to fund its operations. The Company has experienced year-over-year revenue growth and a reduction in net losses during the three and nine months ended October 31, 2024 and in fiscal year 2023 and is making progress towards achieving a break-even position after consideration of cash flows from operations plus cash flows generated (used) in investing during the year ending January 31, 2025 as a result of the restructuring actions described below and the Company’s plans to reduce rental product spend in fiscal year 2024 due to rental product depth adjustments in fiscal year 2023 and other investments to align with the overall growth of the business and to comply with the Company’s debt covenants that were amended in December 2023. To the extent the Company is impacted by macroeconomic trends, or other factors, including, but not limited to, lower demand for our business, the Company plans to further reduce fixed and variable costs accordingly and has established plans to preserve existing cash liquidity, which includes additional reductions to labor, operating expenses, and/or capital expenditures.
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
As of October 31, 2024 and January 31, 2024, the Company held cash and cash equivalents of $74.1 million and $84.0 million, respectively, and long-term debt of $326.7 million and $306.7 million, respectively, with a maturity date of October 2026. In the event that the Company fails to comply with the covenants specified in the 2023 Amended Temasek Facility, the lender has the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. The Company believes that it will have sufficient liquidity from cash on-hand and future operations to sustain its business operations, satisfy the $30 million minimum liquidity maintenance covenant and comply with the maximum expenditure covenants under the 2023 Amended Temasek Facility for at least the next twelve months from the date these financial statements are issued.

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
Restructuring charges for severance and related costs of $0.2 million were recognized during the nine months ended October 31, 2024 and are reflected in Restructuring charges on the Company’s Condensed Consolidated Statements of Operations. No restructuring charges were recognized during the three months ended October 31, 2024. Restructuring charges for severance and related costs of $2.0 million were recognized during the year ended January 31, 2024 and were reflected in Restructuring charges on the Company’s Consolidated Statements of Operations. Cumulative charges related to severance and related costs incurred to date in connection with the January 2024 restructuring plan were $2.2 million.
Accrued restructuring charges were $0.2 million and $0.7 million as of October 31, 2024 and January 31, 2024, respectively. The Company may incur additional restructuring charges in the future. The restructuring plan was substantially completed by the end of the second quarter of fiscal year 2024 and is expected to be fully completed by the end of the first quarter of fiscal year 2025.
The Company recorded asset impairment charges of $1.1 million during the quarter and year ended January 31, 2024 related to the discontinuation of a software implementation project in connection with the January 2024 restructuring plan. The charge was reflected in Loss on asset impairment related to restructuring on the Company’s Consolidated Statements of Operations.
5.Leases - Lessee Accounting

During the year ended January 31, 2024, the Company amended the operating lease for its fulfillment center at 100 Metro Way in Secaucus, NJ, the terms of which extended the lease for an additional five years to August 31, 2029. The lease modification resulted in an adjustment of $9.9 million to lease liabilities and right-of-use assets. The Company did not exercise its renewal option with respect to its lease for 55 Metro Way in Secaucus, NJ, which expired in accordance with its terms on August 31, 2024.
The following table summarizes the Company’s minimum fixed lease obligations under existing agreements as a lessee, excluding variable payments and short-term lease payments, as of October 31, 2024:

	Operating	Financing
Fiscal year:
2024	$2.7	$0.1
2025	11.3	0.3
2026	11.3	0.1
2027	11.2	0.1
2028	11.3	0.1
Thereafter	28.9	0.3
Total minimum lease payments	76.7	1.0
Imputed interest	(30.4)	(0.3)
Lease liabilities as of October 31, 2024	$46.3	$0.7

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
6.Rental Product, Net
Rental product, net consisted of the following:

	October 31,	January 31,
	2024	2024

Apparel	$160.2	$165.3
Accessories	5.3	6.6
	165.5	171.9
Less: accumulated depreciation	(76.4)	(77.9)
Rental product, net	$89.1	$94.0
Depreciation and write-offs related to rental product, including write-offs of rental products sold, was $16.5 million and $15.5 million for the three months ended October 31, 2024 and 2023, respectively, and $47.6 million and $40.4 million for the nine months ended October 31, 2024 and 2023, respectively.
7.Long-Term Debt
Summary
The following table summarizes the Company’s long-term debt outstanding as of October 31, 2024 and January 31, 2024:

	October 31,	January 31,
	2024	2024

Temasek Facility principal outstanding	$271.6	$271.6
Add: payment-in-kind interest	40.3	40.3
Add (Less): unamortized debt premium (discount)	14.8	(5.2)
Temasek Facility, net	326.7	306.7
Less: current portion of long-term debt	—	—
Total noncurrent long-term debt	$326.7	$306.7
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
Covenants
The Company was in compliance with all applicable financial covenants as of October 31, 2024 and through the date of this filing.

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
The amount of unrecognized tax benefits as of October 31, 2024 and January 31, 2024 was $1.4 million and $1.2 million, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized benefits relating to the Company’s tax position is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain and a reasonable estimate of the range of gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months cannot be made at this time.
9.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	October 31,	January 31,
	2024	2024
Accrued operating and general expenses	$7.2	$7.6
Revenue share payable	7.4	6.0
Accrued payroll related expenses	3.8	4.5
Short-term financing	—	1.2
Sales and other taxes	1.8	1.9
Gift card liability	0.5	0.5
Accrued expenses and other current liabilities	$20.7	$21.7
The borrowing rate for the short-term financing obligation was 8.80% as of January 31, 2024.
10.Fair Value Measurements
As of October 31, 2024 and January 31, 2024, the carrying amounts of the Company’s cash and cash equivalents, current and noncurrent restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximated their estimated fair value due to their relatively short maturities.
The Company’s long-term debt is reported at carrying value on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 7 — Long-Term Debt. The Company estimates the fair value of its long-term debt using a discounted cash flow approach based on the Company’s implied credit spread using the higher end of the distribution for option adjusted spreads for similar financial instruments with similar credit ratings, and, as such, long-term debt is classified as Level 3 within the fair value hierarchy. As of October 31, 2024, the estimated fair value of the Company’s long-term debt was $307.5 million.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
11.Stockholders’ Equity
Reverse Stock Split
In March 2024, the Company’s stockholders approved, and the Company’s Board of Directors selected, a 1-for-20 reverse stock split (the “Reverse Stock Split”) of outstanding shares of Class A common stock and Class B common stock. The Reverse Stock Split became effective on April 2, 2024 and began trading on the Nasdaq Capital Market on a post-split basis on April 3, 2024. Following the Reverse Stock Split, the number of authorized shares of Class A common stock remained at 300,000,000, the number of authorized shares of Class B common stock remained at 50,000,000, and the number of authorized shares of preferred stock remained at 10,000,000. The Reverse Stock Split reduced the total number of issued and outstanding shares of Class A common stock from 67,812,037 to 3,390,587 and Class B common stock from 3,098,580 to 154,928 as of January 31, 2024. The par value per share of Class A common stock and Class B common stock remained at $0.001. The Company filed an Amendment to the Twelfth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on April 2, 2024 to implement the Reverse Stock Split. All per share amounts and common shares amounts have been adjusted on a retroactive basis to reflect the Reverse Stock Split for all periods. In addition, Class A common stock and Class B common stock decreased by $0.1 million and additional paid-in capital increased by $0.1 million, respectively, in the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) as of October 31, 2023 and January 31, 2023.
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
Preferred Stock
Upon the IPO, the Company authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. No shares were issued or outstanding as of October 31, 2024.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Warrants
As of October 31, 2024 and January 31, 2024, the Company had the following outstanding warrants, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed above:

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
As of October 31, 2024 and January 31, 2024, all outstanding warrants were equity-classified and recorded as additional paid-in capital. Equity-classified contracts are not subsequently remeasured unless reclassification is required from equity to liability classification.
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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Amended and Restated 2021 Incentive Award Plan
The Company's Amended and Restated 2021 Incentive Award Plan (the "2021 Plan") was adopted by its board of directors and approved by stockholders in October 2021 and became effective upon the effective date of the IPO. The 2021 Plan replaced the 2019 Plan and no further grants will be made under the 2019 Plan. The terms of equity awards granted under the 2021 Plan in the year ended January 31, 2022 were generally consistent with those granted under the 2019 Plan, as described above. RSUs granted under the 2021 Plan in the year ended January 31, 2022 generally vest over four years and do not have liquidity-based vesting conditions. RSUs granted under the 2021 Plan during the nine months ended October 31, 2024 and years ended January 31, 2024 and 2023 have a shorter vesting period of one to two years. As of October 31, 2024, there were 219,942 shares of Class A common stock available for issuance under the 2021 Plan. There will not be any further equity grants of Class B common stock.
The grant date fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The option pricing model considers several variables and assumptions in estimating the fair value of share-based awards. Because the Company’s shares are only recently publicly traded and there is a lack of historical company-specific data available, the expected term is estimated under the simplified method using the vesting and contractual terms, and expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. There were no stock options granted during the nine months ended October 31, 2024 or year ended January 31, 2024.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Stock Options
Stock option activity during the period indicated is as follows, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 11, Stockholders’ Equity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balances as of January 31, 2024	42,613	$157.80	4.79	$—
Granted	—	—
Exercised	—	—
Forfeited	(8,279)	162.83
Balances as of October 31, 2024	34,334	$160.57	4.13	$—
Exercisable as of October 31, 2024	33,419	$159.22	4.10	$—

As of October 31, 2024, there was $0.1 million of unrecognized compensation cost related to stock options granted that is expected to be recognized over a weighted average period of 0.87 years.

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
RSUs
RSUs activity during the period indicated is as follows, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 11, Stockholders’ Equity:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of January 31, 2024	404,965	$59.40
Granted	351,084	8.34
Vested/Released	(294,761)	50.17
Forfeited	(71,762)	28.30
Unvested and outstanding as of October 31, 2024	389,526	$24.94
As of October 31, 2024, there was $6.0 million of unrecognized compensation cost related to RSUs granted that is expected to be recognized over a weighted average period of 1.2 years. Of the total unrecognized compensation cost, $1.0 million related to RSUs granted as a result of the option exchange.
As of October 31, 2024 and January 31, 2024, there were zero and 43,518 vested and unreleased shares, respectively, included in unvested and outstanding shares in the table above.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Share-Based Compensation Summary
The classification of share-based compensation for the three and nine months ended October 31, 2024 and 2023, respectively, presented within each line item of the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Technology	$0.4	$0.9	$1.5	$4.6
Marketing	—	—	—	0.1
General and administrative	1.8	4.0	6.1	16.4
Total share-based compensation	$2.2	$4.9	$7.6	$21.1

The Company recognized $2.4 million of incremental share-based compensation expense in General and administrative expenses during the nine months ended October 31, 2023 due to equity award modifications related to the transition of the Chief Financial Officer role. There was no expense recognized during the three months ended October 31, 2023.

The Company recognized $0.4 million and $1.2 million of share-based compensation expense during the three and nine months ended October 31, 2024, respectively, and $0.4 million and $0.5 million of share-based compensation expense during the three and nine months ended October 31, 2023, respectively, including incremental share-based compensation expense as a result of the option exchange discussed above.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 11, Stockholders’ Equity:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(18.9)	$(31.5)	$(56.5)	$(88.4)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	3,823,542	3,464,848	3,736,161	3,380,439
Net loss per share attributable to common stockholders, basic and diluted	$(4.94)	$(9.09)	$(15.12)	$(26.15)

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The following potentially dilutive outstanding securities based on amounts outstanding at each period end, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 11, Stockholders’ Equity, were excluded from the computation of diluted loss per share attributable to common stockholders because including them would have been anti-dilutive:

	Nine Months Ended October 31,
	2024	2023
Stock options	34,334	44,788
Common stock warrants	131,574	131,574
RSUs	389,526	479,546
Total	555,434	655,908
14.Commitments and Contingencies
The Company had restricted cash balances for cash collateralized standby letters of credit as of October 31, 2024 and January 31, 2024 of $9.0 million and $10.0 million, respectively, primarily to satisfy security deposit requirements on its leases. The restricted cash balances also consisted of letters of credit for rental product purchases and credit card transactions.

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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
On November 14, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the Eastern District of New York against the Company, certain of its officers and directors, and the underwriters of its IPO, entitled Rajat Sharma v. Rent the Runway, Inc., et al. 22-cv-6935 (the “Securities Action”). The complaint alleges that the defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), by making allegedly materially misleading statements, and by omitting material facts necessary to make the statements made therein not misleading concerning, inter alia, the Company’s growth at the time of the IPO. The lawsuit seeks, among other things, compensatory damages, an award of attorneys’ fees and costs and such other relief as deemed just and proper by the court. On June 8, 2023, the court appointed Delaware Public Employees’ Retirement System and Denver Employees Retirement Plan as lead plaintiffs. On August 21, 2023, lead plaintiffs filed an amended complaint against the Company, certain of its officers and directors, and the underwriters of its IPO. The amended complaint alleges that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act by allegedly making certain false and misleading statements, and by omitting material facts necessary to make the statements made therein not misleading, concerning, among other things, the Company’s growth prospects and fulfillment costs at the time of the IPO. The lawsuit seeks an award of damages, attorney’s fees and costs, and such other relief as the court deems just and proper. All defendants moved to dismiss the amended complaint, with the motion fully briefed as of February 23, 2024. On September 25, 2024, the court issued an order granting in part and denying in part defendants’ motion to dismiss, dismissing the claims based on the Company’s growth prospects statements but allowing certain other claims to proceed. On October 9, 2024, defendants moved for reconsideration of the September 25, 2024 order and/or for certification under 28 U.S.C. § 1292(b), which motion was fully submitted as of October 30, 2024. In response to an application filed by defendants on November 19, 2024, on November 20, the Court issued an order adjourning defendants’ deadline to file an answer to the amended complaint sine die. The Company intends to vigorously defend itself against these claims. The Company believes it has meritorious defenses to the claims asserted in the amended complaint and any liability for such claims is not currently probable and the potential loss or range of loss is not reasonably estimable.
On October 18, 2024, a purported stockholder of the Company filed a putative stockholder derivative lawsuit on behalf of the Company in the Eastern District of New York against certain of the Company’s officers and directors (“Defendants”), and nominally against the Company, entitled Bandyopadhyay v. Hyman, et al., 24-cv-7321. The complaint, which is largely predicated on the same alleged facts and violations alleged in the Securities Action, asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste, and contribution and indemnification and seeks an award of damages, certain equitable relief, and attorneys’ fees and costs. The lawsuit is in its preliminary stages. Defendants intend to vigorously defend themselves against these claims and believe that they have meritorious defenses to the claims asserted in the complaint.
15.Subsequent Events
In November 2024, the Company entered into a sublease agreement for the ninth floor of its corporate headquarters in Brooklyn, New York for the remainder of the lease term through November 2032. The sublease commenced in December 2024 and does not relieve the Company of its primary lease obligations. The Company will not record any additional material assets for the sublease and the net amount received from the sublease will be recorded in general and administrative expenses on the statements of operations.

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
Overview
We give customers ongoing access to our “unlimited closet” — with thousands of styles by hundreds of designer brands — through our Subscription offering or the ability to rent a-la-carte through our Reserve offering. We also give our subscribers and customers the ability to buy our products through our Resale offering, which offers customers pre-loved styles from our closet at a discount to retail price, up to 90% off of designer retail value. These offerings allow us to engage and serve our subscribers and customers across diverse use cases from everyday life to special occasions. We have served approximately 3 million lifetime customers across all of our offerings and we had 174,511 ending total subscribers1 (active and paused) as of October 31, 2024. We had 132,518 active subscribers as of October 31, 2024. The majority of our revenue is highly recurring and is generated by our subscribers. For the nine months ended October 31, 2024 and 2023, respectively, 88% and 88% of our total revenue (including Reserve and Resale revenue) was generated by subscribers while they were active or paused.
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
Restructuring charges for severance and related costs of $0.2 million were recognized during the nine months ended October 31, 2024 and are reflected in Restructuring charges on our Condensed Consolidated Statements of Operations. No restructuring charges were recognized during the three months ended October 31, 2024. Restructuring charges for severance and related costs of $2.0 million were recognized during the year ended January 31, 2024 and were reflected in Restructuring charges on our Consolidated Statements of Operations. We may incur additional restructuring charges in the future.
The Company recorded asset impairment charges of $1.1 million during the quarter and year ended January 31, 2024 related to the discontinuation of a software implementation project in connection with the January 2024 restructuring plan. The charge was reflected in Loss on asset impairment related to restructuring on our Consolidated Statements of Operations.
The January 2024 restructuring plan is expected to generate total annual operating expense savings of approximately $12 million, which primarily includes the reduction in force, with some open role closures/reduced backfills, and excludes potential hiring of new employees or other additions to the Company’s costs and expenses. The restructuring plan was substantially completed by the end of the second quarter of fiscal year 2024 and is expected to be fully completed by the end of the first quarter of fiscal year 2025.
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

Additional Key Fiscal Third Quarter and Recent Business Highlights:

•Improved consumption of cash flows from operations plus cash flows generated (used) in investing of $9 million for the nine months ending October 31, 2024, which is $38 million lower than the nine months ending October 31, 2023 and $61 million lower than the nine months ending October 31, 2022.
•Fastest Year over Year Growth in Reserve orders since the first quarter of fiscal year 2022, which we believe is a result of focus and operational improvements that resulted in increased availability of our highest demanded styles.
•Launched New 1-Shipment Subscription Plan offering customers access to the full RTR Subscription closet of marquee designer brands for $119 per month.
•Significantly improved SEO resulting in new year-to-date highs in our keyword rankings, which resulted in a sequential quarter over quarter increase in non-branded traffic.
•Launched “Own Nothing, Have Everything” brand campaign in conjunction with RTR’s 15 year anniversary in November, which features the authentic stories of real customers.
•Hired Chief Product Officer to transform product strategy and execute on a customer centric product vision to drive growth.
•Launched Two Season Partnership with Dallas Cowboy Cheerleaders, aimed at showcasing the diverse and multifaceted lives of the cheerleaders, demonstrating the key role that RTR plays in helping women look and feel their best, and driving brand awareness in key markets.

Key Operating and Financial Results. We have achieved the following operating and financial results for the three months ended October 31, 2024 and 2023, respectively:

•Revenue was $75.9 million and $72.5 million, respectively, representing 4.7% growth year-over-year;
•132,518 and 131,725 ending Active Subscribers2 (excluding paused subscribers), respectively, representing growth of 1% year-over-year;
•130,796 and 134,646 Average Active Subscribers3, respectively, representing a change of (3)% year-over-year;
•174,511 and 175,901 ending Total Subscribers (including paused subscribers), respectively, representing a change of (1)% year-over-year;
•Gross Profit was $26.3 million and $25.2 million, respectively, representing a gross margin of 34.7% and 34.8%, respectively;
•Net Loss was $(18.9) million and $(31.5) million, respectively. Net Loss as a percentage of revenue was (24.9)% and (43.4)%, respectively; and
•Adjusted EBITDA was $9.3 million and $3.5 million, respectively, representing an Adjusted EBITDA Margin of 12.3% and 4.8%, respectively.

We have achieved the following operating and financial results for the nine months ended October 31, 2024 and 2023, respectively:

•Revenue was $229.8 million and $222.4 million, respectively, representing 3.3% growth year-over-year;
•Gross Profit was $87.1 million and $89.8 million, respectively, representing a gross margin of 37.9% and 40.4%, respectively;
•Net Loss was $(56.5) million and $(88.4) million, respectively. Net Loss as a percentage of revenue was (24.6)% and (39.7)%, respectively, and included $0.2 million of restructuring and related charges for the nine months ended October 31, 2024;
•Adjusted EBITDA was $29.5 million and $15.7 million, respectively, representing an Adjusted EBITDA margin of 12.8% and 7.1%, respectively;
•Net cash used in operating activities plus net cash used in investing activities was $(9.3) million and $(47.3) million, respectively;
•Net cash used in operating activities plus net cash used in investing activities as a percentage of revenue was (4.0)% and (21.3)%, respectively; and
•Cash and Cash Equivalents was $74.1 million and $105.9 million, respectively.
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
Customer acquisition is dependent on organic growth, the effectiveness of our paid marketing strategy and the availability of and satisfaction with our rental product. During fiscal year 2024, we have focused on increasing customer awareness of the Rent the Runway brand through brand campaigns, live events, and other initiatives. We have also focused on improving the efficiency of our paid marketing through channel diversification, improved creative content, and other optimizations. Our acquisitions are also reliant on new customer promotions. We expect our promotional spending to be below historical averages in the near to medium term, which is anticipated to reduce subscriber acquisition in the near-term, but support the health of the business over the longer-term. Our promotional strategy is subject to change depending on business and market conditions. In fiscal year 2024, we have focused, and plan to continue to focus, on improving both the availability of and satisfaction with our rental product for our Reserve and Subscription customers.

We believe customer retention plays an important role in driving business growth. Customer retention is influenced by a number of factors, including rental product in-stock levels and satisfaction, product experience, and customer service levels. Starting in fiscal year 2023, we increased depth of our rental product purchases to improve rental product in-stock levels. Through the nine months ending October 31, 2024, we have experienced better in-stock rates versus the prior fiscal year and we continue to expect average in-stock rates to be higher for fiscal year 2024 versus fiscal year 2023. Depending on customer demand, units sold, and other factors, in-stock rates in the fourth quarter of fiscal year 2024, while higher than those experienced during the majority of fiscal year 2023, may be below the higher in-stock rates achieved in the fourth quarter of fiscal year 2023. In addition, we are focused on improving the availability of and satisfaction with our rental product by focusing on improved logistics and merchandising. We are also focused on new product features as well as more personal customer service and styling. As a result of these initiatives, we have seen better customer retention for the first three quarters of fiscal year 2024.

Brands and Products
Ability to Acquire, Manage and Monetize Products Efficiently. Our ability to deliver an elevated experience for our subscribers and customers that keeps them loyal to RTR depends on us having the right assortment. For example, beginning in fiscal year 2023, we focused on enhancing the availability of rental product on our site by increasing the depths of our buys (i.e. acquiring more units of particular styles) and have continued to pursue this strategy in fiscal year 2024. Due to our deep partnerships with brands, flexibility in our buying timelines and ability to react to advantageous retail purchasing environments, we can acquire products directly from brands in multiple cost effective ways. Our expertise in reverse logistics and garment restoration also provides us with the ability to monetize our products effectively over their useful life. Diversifying our product acquisition away from 100% Wholesale has driven higher overall product return on investment and reduced the capital needs of the business. In fiscal year 2023, approximately 61% of new items were acquired through our more capital efficient non-Wholesale channels, compared to 58% in fiscal year 2022 and 55% in fiscal year 2021. We plan to further increase the percentage of units acquired through Exclusive Designs and Share by RTR on a combined basis in fiscal year 2024. We continuously evaluate our product acquisition mix to maximize our strategic priorities.
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

We continue to take actions to adjust to the changing business environment and related inflationary pressure. For example, in light of potential pricing sensitivity in the current macro-economic environment, we are focused on investing in our customer and delivering even more value to her, and emphasizing the value proposition of our offering in our marketing materials. In addition, we increased wage rates during fiscal year 2023 and the first quarter of fiscal year 2024 to attract and retain talent at our fulfillment centers and we expect to continue to be impacted by rising labor costs in the future. We also expect transportation costs to decrease as a percentage of sales in fiscal year 2024 on an annual basis due to transportation efficiencies and the impact of our September 2023 transportation contract with a major national carrier, notwithstanding an anticipated increase in the fourth quarter of fiscal year 2024. While we expect to be able to reduce transportation costs as a percentage of sales for fiscal year 2024, we plan to continue to mitigate longer-term rising costs by seeking to optimize shipping methods and improve contractual and pricing terms. Although we continue to face a challenging environment, we plan to invest in our customers, manage our staffing and further leverage our transportation partners to help to drive growth and efficiencies in our business.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	($ in millions)		($ in millions)
Active Subscribers	132,518	131,725	132,518	131,725
Average Active Subscribers	130,796	134,646	134,715	134,646
Gross Profit	$26.3	$25.2	$87.1	$89.8
Adjusted EBITDA (1)	$9.3	$3.5	$29.5	$15.7
__________
(1)Adjusted EBITDA is a non-GAAP financial measure; for a reconciliation to the most directly comparable U.S. GAAP financial measure, net loss, and why we consider Adjusted EBITDA to be a useful metric, see “—Non-GAAP Financial Metrics” below.
Active Subscribers: Active Subscribers represents the number of subscribers with an active membership as of the last day of any given period and excludes paused subscribers. As of October 31, 2024, we had 132,518 Active Subscribers, up from 131,725 as of October 31, 2023. The increase in active subscribers was driven by improved subscriber retention during the quarter compared to the same quarter last year. The increase was partially offset by slightly lower acquisitions.

Average Active Subscribers: Average Active Subscribers represents the mean of the beginning of quarter and end of quarter Active Subscribers for a quarterly period; and for other periods, represents the mean of the Average Active Subscribers of every quarter within that period. As of October 31, 2024, we had 130,796 Average Active Subscribers, down from 134,646 as of October 31, 2023. The decline in average active subscribers was primarily due to a change in promotional strategy during the second quarter of fiscal year 2024 versus the same quarter last year.

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

Gross Profit was $26.3 million for the three months ended October 31, 2024 compared to $25.2 million for the three months ended October 31, 2023, representing Gross Margins of 34.7% and 34.8%, respectively. Gross Profit was $87.1 million for the nine months ended October 31, 2024 compared to $89.8 million for the nine months ended October 31, 2023 representing Gross Margins of 37.9% and 40.4%, respectively. Gross Profit and Gross Margin for the three and nine months ended October 31, 2024 decreased due to the impact of higher rental product depreciation and revenue share costs as a percentage of sales, partially offset by lower fulfillment costs as a percentage of sales. We will seek to continue to drive fulfillment and operational efficiency gains over time and strategically evolve our mix of revenue and product acquisition to offset cost increases.

Adjusted EBITDA and Adjusted EBITDA Margin: We define Adjusted EBITDA as net loss, adjusted to exclude interest expense, rental product depreciation, other depreciation and amortization, share-based compensation expense, write-off of liquidated assets, non-recurring adjustments, non-ordinary course legal expenses, restructuring charges, income tax (benefit) expense, other income and expense, and other gains / losses. Adjusted EBITDA margin is defined as Adjusted EBITDA calculated as a percentage of total revenue, net for a period.

Adjusted EBITDA was $9.3 million for the three months ended October 31, 2024 compared to $3.5 million for the three months ended October 31, 2023, representing margins of 12.3% and 4.8%, respectively. Adjusted EBITDA was $29.5 million for the nine months ended October 31, 2024 compared to $15.7 million for the nine months ended October 31, 2023, representing margins of 12.8% and 7.1%, respectively. Adjusted EBITDA Margin improved year over year due to our fixed cost reduction efforts, higher revenue and lower fulfillment costs partially offset by higher revenue share payments due to a greater proportion of revenue share units.

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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in millions)		(in millions)
Revenue:
Subscription and Reserve rental revenue	$66.3	$64.7	$200.9	$199.5
Other revenue	9.6	7.8	28.9	22.9
Total revenue, net	75.9	72.5	229.8	222.4
Costs and expenses:
Fulfillment	21.4	21.5	62.6	65.9
Technology	8.7	12.1	27.0	38.1
Marketing	7.1	7.1	23.9	24.6
General and administrative	21.2	24.4	66.2	76.8
Rental product depreciation and revenue share	28.2	25.8	80.1	66.7
Other depreciation and amortization	3.0	3.5	9.6	11.0
Restructuring charges	—	—	0.2	—
Total costs and expenses	89.6	94.4	269.6	283.1
Operating loss	(13.7)	(21.9)	(39.8)	(60.7)
Interest income / (expense), net	(6.1)	(10.0)	(17.7)	(28.3)
Other income / (expense), net	0.9	0.2	1.1	0.3
Net loss before income tax benefit / (expense)	(18.9)	(31.7)	(56.4)	(88.7)
Income tax benefit / (expense)	—	0.2	(0.1)	0.3
Net loss	$(18.9)	$(31.5)	$(56.5)	$(88.4)
Comparison of the three months ended October 31, 2024 and 2023
Total Revenue, Net.    Total revenue, net was $75.9 million for the three months ended October 31, 2024, an increase of $3.4 million, or 4.7%, compared to $72.5 million for the three months ended October 31, 2023. This increase was primarily driven by an increase in Reserve revenue, an increase in the average selling price per unit purchased, and an increase in the units purchased per subscriber. In fiscal year 2024, we expect revenue to increase as we work towards growing our customer base, improving the customer experience and continuing to focus on our resale revenue.
Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $66.3 million for the three months ended October 31, 2024, an increase of $1.6 million, or 2.5%, compared to $64.7 million for the three months ended October 31, 2023. This increase was driven by higher Reserve revenue and higher average revenue per subscriber offset by lower average subscribers compared to the same period last year.
Other Revenue.    Other revenue was $9.6 million for the three months ended October 31, 2024, an increase of $1.8 million, or 23.1%, compared to $7.8 million for the three months ended October 31, 2023. This increase was primarily driven by an increase in the average selling price per unit and an increase in the units purchased per subscriber. Other revenue represented 12.6% of total revenue, up from 10.8% in the same period last year.
Costs and Expenses.    Total costs and expenses were $89.6 million for the three months ended October 31, 2024, a decrease of $(4.8) million, or (5.1)%, compared to $94.4 million for the three months ended October 31, 2023. This decrease was primarily driven by cost savings from the January 2024 restructuring plan, lower share-based compensation expense, and improvement in warehouse labor productivity, which reduced costs compared to the same period last year, offset by higher rental product depreciation and revenue share.

Fulfillment.    Fulfillment expenses were $21.4 million for the three months ended October 31, 2024, a decrease of $(0.1) million, or (0.5)%, representing 28.2% of revenue, compared to $21.5 million for the three months ended October 31, 2023, representing 29.7% of revenue. The decrease in fulfillment dollars and as a percentage of revenue was primarily driven by higher revenue per shipment and processing cost efficiencies that offset an increase in wage rates during the first quarter of fiscal year 2024.

In fiscal year 2024, we expect fulfillment expenses as a percentage of total revenue to decrease compared to fiscal year 2023 as a result of anticipated higher revenue per order and continued transportation and processing efficiencies, notwithstanding an anticipated increase in the fourth quarter of fiscal year 2024.
Technology.    Technology expenses were $8.7 million for the three months ended October 31, 2024, a decrease of $(3.4) million, or (28.1)%, compared to $12.1 million for the three months ended October 31, 2023. This decrease was driven by cost savings from the January 2024 restructuring plan, other cost saving initiatives and lower share-based compensation expense. We were able to realize these benefits while supporting growth initiatives including enhanced checkout completion and search, fit and discovery experience for the consumer. Technology expenses were 11.5% of revenue for the three months ended October 31, 2024 compared to 16.7% for the same period last year as we saw increased operating leverage with higher revenue and a lower cost base post-restructuring. Technology related share-based compensation expense was $0.4 million for the three months ended October 31, 2024 and was $0.9 million for the same period last year.

In fiscal year 2024, we expect technology expenses to decrease in dollars and as a percentage of total revenue compared to fiscal year 2023 as a result of our January 2024 restructuring plan and our continued focus on managing costs.
Marketing.    Marketing expenses were $7.1 million for the three months ended October 31, 2024, relatively flat compared to $7.1 million for the three months ended October 31, 2023. Marketing expenses unrelated to personnel costs were $6.4 million in the three months ended October 31, 2024 and 8.4% of revenue, compared to $6.5 million and 9.0% of total revenue for the same period last year.

In fiscal year 2024, we expect marketing expenses to decrease in dollars and as a percentage of total revenue compared to fiscal year 2023. The timing of our marketing expenses during the year will depend in part on the timing of marketing campaigns.

General and Administrative.    General and administrative (“G&A”) expenses were $21.2 million for the three months ended October 31, 2024, a decrease of $(3.2) million, or (13.1)%, compared to $24.4 million for the three months ended October 31, 2023. This decrease was driven by lower share-based compensation expense and cost savings from the January 2024 restructuring plan. G&A expenses as a percentage of revenue were 27.9%, compared to 33.7% last year, as we saw increased operating leverage with higher revenue and a lower cost base post-restructuring. G&A related share-based compensation expense was $1.8 million for the three months ended October 31, 2024 and was $4.0 million for the three months ended October 31, 2023. The decrease was primarily due to reduced share-based compensation in the current quarter.

In fiscal year 2024, we expect G&A expenses to decrease in dollars and as a percentage of revenue compared to fiscal year 2023 as a result of lower share-based compensation expense and cost savings from the January 2024 restructuring plan.
Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $28.2 million for the three months ended October 31, 2024, an increase of $2.4 million, or 9.3%, compared to $25.8 million for the three months ended October 31, 2023. The increase was primarily driven by higher Share by RTR units acquired, higher base of rental product and an increase in other revenue. Rental product depreciation and revenue share was 37.2% of revenue in the three months ended October 31, 2024, up from 35.6% in the same period last year primarily due to the factors discussed above.
Other Depreciation and Amortization.    Other depreciation and amortization was $3.0 million for the three months ended October 31, 2024, a decrease of $(0.5) million, or (14.3)%, compared to $3.5 million for the three months ended October 31, 2023. This decrease was primarily driven by lower depreciation associated with machinery and equipment and reusable packaging.

Restructuring Charges. There were no restructuring charges for the three months ended October 31, 2024 for severance and related costs in connection with the January 2024 restructuring plan.
Interest Income / (Expense), Net.    Interest expense, net was $(6.1) million for the three months ended October 31, 2024, a decrease in expense of $3.9 million, or (39.0)%, compared to $(10.0) million for the three months ended October 31, 2023. This decrease was driven by lowered paid-in-kind (“PIK”) and cash interest from the 2023 Amended Temasek Facility, partially offset by higher debt discount amortization. Of the $(6.1) million total interest expense in the three months ended October 31, 2024, $0.8 million was the net of cash interest earned, financing lease and other interest and $(6.9) million was debt discount amortization, compared to $(7.8) million of PIK interest, $(0.4) million net of cash interest, financing lease and other interest and $(1.8) million of debt discount amortization in the three months ended October 31, 2023.

In fiscal year 2024, we expect interest expense related to the 2023 Amended Temasek Facility to decrease and cash interest expense to be zero.

Other Income / (Expense), Net. Other income / (expense), net was $0.9 million for the three months ended October 31, 2024 compared to $0.2 million for the three months ended October 31, 2023. The increase was primarily driven by $1.3 million of monetization of a tax credit during the three months ended October 31, 2024.
Comparison of the nine months ended October 31, 2024 and 2023
Total Revenue, Net.    Total revenue, net was $229.8 million for the nine months ended October 31, 2024, an increase of $7.4 million, or 3.3%, compared to $222.4 million for the nine months ended October 31, 2023. This increase was primarily driven by the increase in units purchased per subscriber.

In fiscal year 2024, we expect revenue to increase as we work towards growing our customer base, improving the customer experience and continuing to focus on our resale revenue.
Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $200.9 million for the nine months ended October 31, 2024, an increase of $1.4 million, or 0.7%, compared to $199.5 million for the nine months ended October 31, 2023. This increase was primarily driven by an increase in Reserve revenue compared to the same period last year.
Other Revenue.    Other revenue was $28.9 million for the nine months ended October 31, 2024, an increase of $6.0 million, or 26.2%, compared to $22.9 million for the nine months ended October 31, 2023. This increase was primarily driven by an increase in the items purchased per subscriber and an increase in the average selling price per unit. Other revenue represented 12.6% of total revenue, up from 10.3% in the same period last year.
Costs and Expenses.    Total costs and expenses were $269.6 million for the nine months ended October 31, 2024, a decrease of $(13.5) million, or (4.8)%, compared to $283.1 million for the nine months ended October 31, 2023. This decrease was primarily driven by lower share-based compensation expense, cost savings from the January 2024 restructuring plan, the implementation of our new transportation contract in September 2023 and improvement in warehouse labor productivity, which reduced costs compared to the same period last year, offset by higher rental product depreciation and revenue share.
Fulfillment.    Fulfillment expenses were $62.6 million for the nine months ended October 31, 2024, a decrease of $(3.3) million, or (5.0)%, representing 27.2% of revenue, compared to $65.9 million for the nine months ended October 31, 2023, representing 29.6% of revenue. The decrease in fulfillment dollars and as a percentage of revenue was primarily driven by transportation and processing cost efficiencies and higher revenue per shipment that offset an increase in wage rates during the first quarter of fiscal year 2024.

In fiscal year 2024, we expect fulfillment expenses as a percentage of total revenue to decrease compared to fiscal year 2023 as a result of anticipated higher revenue per order and continued transportation and processing efficiencies, notwithstanding an anticipated increase in the fourth quarter of fiscal year 2024.

Technology.    Technology expenses were $27.0 million for the nine months ended October 31, 2024, a decrease of $(11.1) million, or (29.1)%, compared to $38.1 million for the nine months ended October 31, 2023. This decrease was driven by cost savings from the January 2024 restructuring plan, other cost saving initiatives and lower share-based compensation expense. We were able to realize these benefits while supporting growth initiatives including enhanced checkout completion and search, fit and discovery experience for the consumer. Technology expenses were 11.7% of revenue for the nine months ended October 31, 2024 compared to 17.1% for the same period last year as we saw increased operating leverage with higher revenue and a lower cost base post-restructuring. Technology related share-based compensation expense was $1.5 million for the nine months ended October 31, 2024 and was $4.6 million for the same period last year.

In fiscal year 2024, we expect technology expenses to decrease in dollars and as a percentage of total revenue compared to fiscal year 2023 as a result of our January 2024 restructuring plan and our continued focus on managing costs.
Marketing.    Marketing expenses were $23.9 million for the nine months ended October 31, 2024, a decrease of $(0.7) million, or (2.8)%, compared to $24.6 million for the nine months ended October 31, 2023. This decrease was driven by the timing of our marketing campaigns. Marketing expenses unrelated to personnel costs were $21.7 million in the nine months ended October 31, 2024 and 9.4% of revenue, compared to $22.5 million and 10.1% of total revenue for the same period last year.

In fiscal year 2024, we expect marketing expenses to decrease in dollars compared to fiscal year 2023. The timing of our marketing expenses during the year will depend in part on the timing of marketing campaigns.

General and Administrative.    General and administrative (“G&A”) expenses were $66.2 million for the nine months ended October 31, 2024, a decrease of $(10.6) million, or (13.8)%, compared to $76.8 million for the nine months ended October 31, 2023. This decrease was driven by lower share-based compensation expense and cost savings from the January 2024 restructuring plan. G&A expenses as a percentage of revenue were 28.8%, compared to 34.5% last year, as we saw increased operating leverage with higher revenue and a lower cost base post-restructuring. G&A related share-based compensation expense was $6.1 million for the nine months ended October 31, 2024 and was $16.4 million for the nine months ended October 31, 2023. The decrease was primarily due to incremental share-based compensation expense due to equity award modifications related to the transition of the Chief Financial Officer role in the first quarter of fiscal year 2023 and reduced share-based compensation in the current quarter.

In fiscal year 2024, we expect G&A expenses to decrease in dollars and as a percentage of revenue compared to fiscal year 2023 as a result of lower share-based compensation expense and cost savings from the January 2024 restructuring plan.
Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $80.1 million for the nine months ended October 31, 2024, an increase of $13.4 million, or 20.1%, compared to $66.7 million for the nine months ended October 31, 2023. The increase was primarily driven by higher Share by RTR units acquired, higher base of rental product and an increase in other revenue. Rental product depreciation and revenue share was 34.9% of revenue in the nine months ended October 31, 2024, up from 30.0% in the same period last year primarily due to the factors discussed above.
Other Depreciation and Amortization.    Other depreciation and amortization was $9.6 million for the nine months ended October 31, 2024, a decrease of $(1.4) million, or (12.7)%, compared to $11.0 million for the nine months ended October 31, 2023. This decrease was primarily driven by lower depreciation and amortization associated with reusable packaging and machinery and equipment.
Restructuring Charges. Restructuring charges were $0.2 million for the nine months ended October 31, 2024 for severance and related costs in connection with the January 2024 restructuring plan.

Interest Income / (Expense), Net.    Interest expense, net was $(17.7) million for the nine months ended October 31, 2024, a decrease in expense of $(10.6) million, or (37.5)%, compared to $(28.3) million for the nine months ended October 31, 2023. This decrease was driven by lowered paid-in-kind (“PIK”) and cash interest from the 2023 Amended Temasek Facility, partially offset by higher debt discount amortization. Of the $(17.7) million total interest expense in the nine months ended October 31, 2024, $2.3 million was the net of interest earned, financing lease and other interest and ($20.0) million was debt discount amortization, compared to ($22.5) million of PIK interest, ($0.6) million net of cash interest paid, cash interest earned, financing lease and other interest and ($5.2) million of debt discount amortization in the nine months ended October 31, 2023.

In fiscal year 2024, we expect interest expense related to the 2023 Amended Temasek Facility to decrease and cash interest expense to be zero.

Other Income / (Expense), Net. Other income / (expense), net was $1.1 million for the nine months ended October 31, 2024, an increase of $0.8 million, compared to $0.3 million for the nine months ended October 31, 2023. The increase was primarily driven by $1.3 million of monetization of a tax credit during the nine months ended October 31, 2024.
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

Adjusted EBITDA and Adjusted EBITDA Margin.    Adjusted EBITDA and Adjusted EBITDA Margin are key performance measures used by management to assess our operating performance and the operating leverage of our business prior to capital expenditures. Our Adjusted EBITDA was $9.3 million for the three months ended October 31, 2024 compared to $3.5 million for the three months ended October 31, 2023, representing margins of 12.3% and 4.8%, respectively. Our Adjusted EBITDA was $29.5 million for the nine months ended October 31, 2024 compared to $15.7 million for the nine months ended October 31, 2023, representing margins of 12.8% and 7.1%, respectively. Adjusted EBITDA Margin significantly improved for the three and nine months ended October 31, 2024 due to higher revenue, the impact of our fixed cost reduction efforts and lower fulfillment costs partially offset by higher revenue share payments due to a greater proportion of revenue share units.

The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(in millions)		(in millions)
Net loss	$(18.9)	$(31.5)	$(56.5)	$(88.4)
Interest (income) / expense, net (1)	6.1	10.0	17.7	28.3
Rental product depreciation	16.5	15.5	47.6	40.4
Other depreciation and amortization (2)	3.0	3.5	9.6	11.0
Share-based compensation (3)	2.2	4.9	7.6	21.1
Write-off of liquidated assets (4)	1.1	0.9	3.9	2.6
Non-recurring adjustments (5)	0.1	0.1	0.1	0.6
Non-ordinary course legal fees (6)	0.1	0.2	0.1	0.2
Restructuring charges (7)	—	—	0.2	—
Income tax (benefit) / expense	—	(0.2)	0.1	(0.3)
Other (income) / expense, net (8)	(0.9)	(0.2)	(1.1)	(0.3)
Other (gains) / losses (9)	—	0.3	0.2	0.5
Adjusted EBITDA	$9.3	$3.5	$29.5	$15.7
Adjusted EBITDA Margin (10)	12.3%	4.8%	12.8%	7.1%
__________
(1)Includes debt discount amortization of $6.9 million in the three months ended October 31, 2024, $1.8 million in the three months ended October 31, 2023, $20.0 million in the nine months ended October 31, 2024 and $5.2 million in the nine months ended October 31, 2023.
(2)Reflects non-rental product depreciation and capitalized software amortization.
(3)Reflects the non-cash expense for share-based compensation.
(4)Reflects the write-off of the remaining book value of liquidated rental product that had previously been held for sale.
(5)Non-recurring adjustments for the three and nine months ended October 31, 2024 includes $0.1 million of costs related to one-time professional fees. Non-recurring adjustments for the three and nine months ended October 31, 2023 includes $0.1 million and $0.6 million, respectively, of costs primarily related to the option exchange.
(6)Non-ordinary course legal fees for the three and nine months ended October 31, 2024 includes $0.1 million of costs related to a class action lawsuit. Non-ordinary course legal fees for the three and nine months ended October 31, 2023 includes $0.2 million of costs related to a class action lawsuit.
(7)Reflects restructuring charges primarily related to severance and related costs in connection with the January 2024 restructuring plan.
(8)Includes other (income) / expense recognized in the period.
(9)Includes gains / losses recognized in relation to foreign exchange, operating lease terminations and the related surrender of fixed assets (see “Note 5 - Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements).
(10)Adjusted EBITDA Margin calculated as Adjusted EBITDA as a percentage of revenue.
Liquidity and Capital Resources
Since our founding, we have financed our operations primarily from net proceeds from the sale of redeemable preferred stock, common stock and debt financings. As of October 31, 2024, we had cash and cash equivalents of $74.1 million and restricted cash of $9.0 million ($4.6 million current and $4.4 million noncurrent), and an accumulated deficit of $(1,109.6) million.

On October 29, 2021, we closed our IPO, in which we issued and sold 850,000 shares at a public offering price of $420.00 per share. We received net proceeds of $327.3 million after deducting underwriting discounts and commissions and offering expenses.

The Company is a borrower under a loan agreement with Double Helix Pte Ltd., as administrative agent for Temasek Holdings. In January 2023, we entered into an amendment and restatement of such facility (the “2022 Amended Temasek Facility”). The 2022 Amended Temasek Facility extended the maturity date from October 2024 to October 2026, reduced cash interest payments by over $20 million for the two succeeding fiscal years while the total interest rate remains unchanged during this period, with subsequent increases thereafter. In connection with the 2022 Amended Temasek Facility, we also granted warrants to purchase 100,000 shares of Class A Common Stock at an exercise price of $100.00 per share, along with other clarifications and updates. In December 2023, we entered into the 2023 Amended Temasek Facility. The 2023 Amended Temasek Facility eliminated all interest (payment-in-kind and cash interest) for six full fiscal quarters beginning with the fourth quarter of fiscal year 2023, reduced the minimum liquidity maintenance covenant from $50 million to $30 million, and provided that the Company may not exceed mutually agreed upon quarterly and annual spend levels for rental product capital, fixed operating, and marketing expenditures during fiscal year 2024 of $51 million, $100 million (excluding $10 million of specified permitted expenditures), and $30 million, respectively, on an annual basis, and to-be-agreed levels for fiscal years 2025 and 2026, subject to the debt holders’ consent and certain exceptions. Our total indebtedness as of October 31, 2024 was $326.7 million. For a description of the terms of our current and prior credit agreements, see “Note 7 – Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements.

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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2024	2023
	(in millions)
Net cash (used in) provided by operating activities	$11.5	$(7.7)
Net cash (used in) provided by investing activities	(20.8)	(39.6)
Net cash (used in) provided by financing activities	(1.6)	(0.4)
Net (decrease) increase in cash and cash equivalents and restricted cash	(10.9)	(47.7)
Cash and cash equivalents and restricted cash at beginning of period	94.0	163.6
Cash and cash equivalents and restricted cash at end of period	$83.1	$115.9
We also measure the cash consumption of the business including capital expenditures, by assessing net cash used in operating activities and net cash used in investing activities on a combined basis, which was $(9.3) million for the nine months ended October 31, 2024 and $(47.3) million for the nine months ended October 31, 2023. The cash consumption of the business was lower in the first three quarters of fiscal year 2024 compared with the same period of fiscal year 2023 primarily due to lower purchases of rental product and improvements in net loss and Adjusted EBITDA compared to the prior period. The sum of net cash used in operating activities and net cash used in investing activities, as a percentage of revenue, was (4.0)% for the nine months ended October 31, 2024 and (21.3)% for the nine months ended October 31, 2023.

Net cash (used in) provided by operating activities.    For the nine months ended October 31, 2024, net cash provided by operating activities was $11.5 million, which consisted of a net loss of $(56.5) million, offset by non-cash charges of $85.6 million, reclassification of the proceeds from the sale of rental product of $20.1 million and a net change of $2.5 million in our operating assets and liabilities. The non-cash charges were primarily comprised of $48.2 million of rental product depreciation and write-off expenses, $7.6 million of share-based compensation, $20.0 million of debt discount amortization, and $9.8 million of other fixed and intangible asset depreciation.
For the nine months ended October 31, 2023, net cash used in operating activities was $(7.7) million, which consisted of a net loss of $(88.4) million, partially offset by non-cash charges of $99.6 million, reclassification of the proceeds from the sale of rental product of $16.2 million and a net change of $(2.7) million in our operating assets and liabilities. The non-cash charges were primarily comprised of $39.5 million of rental product depreciation and write-off expenses, $22.5 million of payment-in-kind interest, $21.1 million of share-based compensation, $5.2 million of debt discount amortization and $11.3 million of other fixed and intangible asset depreciation.

Net cash (used in) provided by investing activities.    For the nine months ended October 31, 2024, net cash used in investing activities was $(20.8) million, primarily consisting of $(41.4) million of purchases of rental product incurred in the period and $(2.9) million of purchases of fixed and intangible assets. The investment in rental product does not include an additional $(6.7) million of cost for units received in the current period but not yet paid for, but does include $1.4 million of cost for units paid for in the current period but received in the prior period (see the Supplemental Cash Flow Information in Part I, Item 1. “Financial Statements (Unaudited)”). The investment in rental product was to support our rental product strategy. The majority of the investment in fixed and intangible assets was primarily related to machinery and equipment. The cash used in investing activities was partially offset by $20.1 million of proceeds from the sale of owned rental product and $3.4 million of proceeds from the liquidation of rental product.
For the nine months ended October 31, 2023, net cash used in investing activities was $(39.6) million, primarily consisting of $(56.3) million of purchases of rental product incurred in the period and $(3.2) million of purchases of fixed and intangible assets. The investment in rental product did not include the additional $(17.3) million of cost for units received in the current period but not yet paid for, but did include $5.4 million of cost for units paid for in the current period but received in the prior period (see Supplemental Cash Flow Information in Part I, Item 1. “Financial Statements (Unaudited)”). The investment in rental product was to support growth in customer demand. The majority of the investment in fixed and intangible assets was related to investments in capitalized technology labor. The cash used in investing activities was partially offset by $16.2 million of proceeds from sales of owned rental products and $3.7 million of proceeds from the liquidation of rental product.
Net cash provided by (used in) financing activities.    During the nine months ended October 31, 2024, net cash used in financing activities was $(1.6) million, consisting of other financing payments.
During the nine months ended October 31, 2023, net cash used in financing activities was $(0.4) million, consisting of other financing payments.
Contractual Obligations and Commitments
In December 2023, we entered into the 2023 Amended Temasek Facility, which eliminated all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023, reduced the minimum liquidity maintenance covenant from $50 million to $30 million, and provided that we may not exceed mutually agreed upon quarterly and annual spend levels for rental product capital expenditures, fixed operating expenses and marketing expenditures during fiscal year 2024 and to-be-agreed levels for fiscal years 2025 and 2026. See Note 7 — Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements for more information. As of October 31, 2024, we had approximately $326.7 million of total debt outstanding, none of which matures within the next 12 months. See “Note 7 — Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information. See “Note 5 – Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements for our minimum fixed lease obligations under existing lease agreements as of October 31, 2024, including the discussion of the extension of our Secaucus lease.

Critical Accounting Estimates
Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our 2023 Annual Report on Form 10-K. In the nine months ended October 31, 2024, there were no material changes to our critical accounting estimates from those discussed in our 2023 Annual Report on Form 10-K except as discussed below.

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

Given the Company’s stock price decline during the third quarter of fiscal year 2023, the Company concluded a triggering event had occurred and performed an impairment analysis of its long-lived assets as of October 31, 2023. Based on the quantitative assessment performed, undiscounted cash flows expected to be generated by the use and eventual disposition of the Company’s long-lived assets exceeded their carrying values and therefore no impairment was recognized for the year ended January 31, 2024. The Company has concluded there were no triggering events as of October 31, 2024.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our quantitative and qualitative disclosures about market risk are described under the heading “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Annual Report on Form 10-K. In the three months ended October 31, 2024, there were no material changes to our quantitative and qualitative disclosures about market risk from those discussed in our 2023 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of October 31, 2024 because of the material weaknesses in our internal control over financial reporting described below.
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
Material Weaknesses in Internal Control Over Financial Reporting
We identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of October 31, 2024, these material weaknesses remain unremediated.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We must continue to drive revenue growth to be successful. To effectively drive growth, we must continue to enhance customer experience and attract and retain customers (particularly subscribers), iterate our subscription products, invest in digital consumer innovation, expand our brand awareness and marketing, and upgrade our management information and reverse logistics systems and other processes. Our growth and growth strategies have in the past strained, and could in the future strain, our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diverse employee base. Failure to scale and preserve our Company culture as we grow could also harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
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

Our continued growth depends on our ability to attract new, and retain existing, customers, which may fluctuate based on our level of investment and success in paid marketing initiatives. If we are unable to cost-effectively grow our customer base, our business, financial condition and results of operations would be harmed.
The growth of our business is dependent upon our ability to continue to grow by cost-effectively adding new customers and retaining existing customers. Historically, a substantial portion of new customer acquisition has originated from organic word-of-mouth and other non-paid referrals. Our marketing initiatives are generally focused on re-engaging lapsed and paused customers, retaining existing customers and growing our base of new customers. In addition, in fiscal year 2024, we have been focused on growing traffic and conversion rates and refreshing our lifecycle marketing engine. These efforts are nascent and, although we have seen some positive results, they are preliminary and may not result in a sustained increase in customer loyalty or higher customer engagement. As a result, our levels of paid and organic growth may continue to fluctuate and/or overall growth may decline.

Paid marketing is a key part of our growth strategy and we anticipate that significant investment in marketing will be required in the future. However, we plan to reduce our marketing spend, particularly in paid marketing, in the fourth quarter of fiscal year 2024, which may result in lower customer acquisitions and, therefore, future revenue. We also utilize promotional pricing to attract customers and subscribers who may have heightened price sensitivity and not be willing to pay full price for our offering when the promotion period expires. In recent quarters, we have reduced promotional pricing for Subscription, which we believe negatively impacted subscriber acquisition. However, we believe that being less promotional going forward will enhance retention and customer experience and is in the best interest of the long-term health of the business. This approach may not be successful or sustainable and is likely to result in lower subscriber acquisition in the short term. In addition, it is likely that we will conduct additional experiments and may make changes to our promotions strategy in the future, depending on market conditions and other factors. We may incur marketing expenses significantly in advance of the time we anticipate recognized revenue associated with such expenses. In addition, our paid marketing may be unsuccessful for various reasons, including not effectively reaching potential customers or being cost-effective (particularly as costs increase for performance marketing), changes in regulations (e.g., privacy) or third-party interference could limit the effectiveness of search engines, social media platforms, and other tools for marketing, potential customers may decide not to rent through our platform or the spend of new customers may not yield the intended return on investment, any of which could negatively affect our results of operations. In addition, the success of our marketing initiatives overall depends upon our marketing team and leadership, which has continued to experience transition as we focus on building creative and strategic talent on the team. If our team building efforts or marketing strategies are not successful or are not executed successfully, our growth may decline and we may not achieve our growth and/or profitability goals.
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
•the level of our investment in marketing and the success of our marketing strategies and tactics, including changes in efficiency of our historic or current customer acquisition methods.
•a negative customer service experience;
•intense competition in the fashion industry;

•negative publicity that impacts our brand and reputation;
•changes in consumer preferences regarding the use of pre-loved apparel;
•lack of market acceptance of our business model;
•the unpredictable nature of COVID-19 or a future outbreak of disease or similar public health concern; and
•the failure (or perceived failure) to meet customer expectations regarding our environmental, social and governance (“ESG”), initiatives.

If existing customers no longer find our offerings and products appealing, appropriately priced or easy to use, or if we are unable to provide high-quality support to customers to help them resolve issues in a timely and acceptable manner, they may stop using our offerings, negative publicity may be generated and word-of-mouth and other referrals may be hampered. If our customers no longer perceive our subscription plans as appropriately priced and cancel or pause their subscriptions, our business and financial results could be harmed. We are focused on investing in our customer’s experience and delivering even more value to her, including by adding an extra item to each shipment since the first quarter of fiscal year 2023, increasing the depth of our rental product selection, and emphasizing the value proposition of our offering in our marketing materials, among other initiatives; however these or other initiatives to retain customers may not be successful at improving customer satisfaction, subscriber retention and/or revenues and may require additional costs or lead to unanticipated consequences. Even if our existing customers continue to find our offerings and products appealing and our customer service satisfactory, they may decide to downgrade to a less frequent, lower cost subscription and/or rent fewer items due to price sensitivity and/or changing demand or other reasons. If customers downgrade their subscriptions or make fewer or lower priced rentals, our financial results could be negatively affected.
We have a history of losses, and we may be unable to achieve or sustain profitability.
We had a net loss of $(56.5) million and $(113.2) million for the nine months ended October 31, 2024 and year ended January 31, 2024, respectively, and have in the past had net losses. As of October 31, 2024, we had an accumulated deficit of $(1,109.6) million. Because we have a short operating history at scale, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to sustain or increase our profitability.
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

We have not always predicted our customers’ preferences and acceptance levels of our products with accuracy. We have observed that our customers live, work, socialize and travel differently than they did prior to the COVID-19 pandemic and that these behaviors continue to evolve, which influences what they wear and has made trend predictions challenging. We may misjudge demand and over or under purchase rental product. In addition, external events may disrupt or change customer preferences and behaviors in ways we are not able to anticipate. During the second quarter of 2023, lower rental product depth levels negatively impacted active subscribers, particularly new subscribers, and, since then we have focused our efforts on improving rental product depth levels. Although our in-stock rates have improved on an annual basis year-over-year, we anticipate quarterly fluctuations to occur due to the timing of our purchases, seasonality and other factors within our outside of our control, which may negatively impact customer retention and, therefore, revenue. Any future decreases in our rental product depth levels, including in connection with other business objectives, may negatively impact active subscribers.
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

Our ability to receive inbound products efficiently and ship products to and from customers may be negatively affected by many events outside of our control, including inclement weather, public health crises such as the COVID-19 pandemic, governmental regulations, labor disputes and other factors. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our customers do not receive their orders in good condition or on time, or perceive our new 3-day shipping promise as too slow, they could become dissatisfied and cease using our services, which would adversely affect our business and operating results. Our shipping vendors have faced and may continue to face increased volumes which, in turn, has caused and could in the future cause a decrease in their service levels, including shipping delays, or result in an increase in their prices. We have experienced increased shipping costs in recent years, and these costs may increase in the future. In addition, although we have achieved efficiencies in our supply chain operations in recent years, these efficiencies may not be sustainable or meet our broader business objectives. Increases in shipping costs, in particular for our primary shipping vendor, could result in increased costs to us and adversely impact our business. In addition, significant shipping difficulties or disruptions or any failure by our brand partners or third-party carriers to deliver high-quality products to us or to our customers, as applicable, in a timely manner or to otherwise adequately serve our customers could damage our reputation and brand and may substantially harm our business.
In addition to offering the ability to return products by dropping off items with our primary third-party shipping vendor, we offer at-home pickup for customers located in multiple markets. Although we have had positive customer feedback and adoption to date, at-home pickup is a newer offering and may not be successful over the long-term. In the event that we do not successfully and cost-effectively manage at-home pickup logistics, it may make it more difficult for us to satisfy our customers and efficiently manage shipping costs, which could negatively affect our brand, financial condition and results of operations.
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

We have been focused on expanding our relationships with brand partners and continuing to work to increase the proportion of our products procured under Exclusive Designs and Share by RTR arrangements, which are our more capital-efficient ways of acquiring rental product. For our Exclusive Designs, RTR generally sources the materials and relies upon third-party manufacturing partners to produce products. For Wholesale and Share by RTR items, entering into contracts in advance of a particular season requires brand partners to agree to incur costs related to sourcing and manufacturing products before we have paid for them, which requires the brand partners to continue to trust us. If we were viewed as less financially viable by our brand partners and/or their financing partners or factoring companies, we may receive less favorable terms and conditions from our brand partners, including requiring upfront payments or other demonstrations of credit. The cash flow benefits we currently experience from our brand partners’ willingness to revenue share could be adversely affected if revenue share terms change or if brand partners no longer wish to revenue share due to lack of trust in us, lack of revenue earned in comparison to the projections we provided, or their inability to continue to spread their earnings out over the time period that the products are earning revenue on our website, among other reasons. For our Exclusive Design arrangements, we must continue to increase the number of brand partners with whom we work, design an assortment of styles that meet customer demand, maintain and enhance our third-party manufacturing capabilities and partner relationships and ensure the products manufactured meets brand partners’, customers’ and our quality standards. Our ability to obtain a sufficient selection or volume of products on a timely basis at competitive prices could suffer as a result of any deterioration or change in our partner relationships or events that adversely affect them and, in turn, could have a material adverse effect on our business.
We also procure and manufacture products outside of the United States. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, limitations in factory capacity, the imposition of additional import or trade restrictions, including legal or economic restrictions on overseas brand partners’ or manufacturers’ ability to produce and deliver products, increased custom duties and tariffs, unforeseen delays in customs, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, foreign government regulations, political instability and conflict, such as the war between Russia and Ukraine and conflict in the Middle East, and economic uncertainties in the countries from which we or our brand partners source our products. Future extended disruptions in travel may limit our ability to source products in-person, which may lead to suboptimal products and harm our business. For the next several quarters, we anticipate facing, and having to address challenges relating to, economic uncertainty and trends that may also impact our business operations, including transportation efficiencies. Additionally, oil supply disruptions related to Russia’s invasion of Ukraine led and could continue to lead to increased fuel and shipping prices. Further, certain trade restrictions related to the Xinjiang region of China that impose a ban on virtually all imports from that region could affect the sourcing and availability of raw materials, such as cotton, used in the manufacturing of certain products and lead to our products and materials and those of our brand and/or manufacturing partners being held for inspection by the United States Customs & Border Patrol and delayed or rejected for entry, which could adversely impact the customer experience and our business. In addition, negative press or consumer sentiment about internationally sourced products may lead to reduced demand for our products. These and other issues affecting our international brand partners, manufacturers or internationally sourced products could have a material adverse effect on our business, financial condition, and results of operations.
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
As an e-commerce business, we encounter risks and difficulties frequently experienced by businesses with significant internet operations. The successful operation of our business as well as our ability to provide a positive customer experience that will generate Subscription, Reserve and Resale orders depend on efficient and uninterrupted e-commerce order-taking and fulfillment operations. If we are unable to allow real-time and accurate visibility to product availability when customers are ready to order, quickly and efficiently fulfill our customers’ orders using the fulfillment and payment methods they demand, provide a convenient and consistent experience for our customers regardless of the ultimate channel or effectively manage our online sales, our ability to compete and our results of operations could be adversely affected. We have two fulfillment centers in Arlington, Texas and Secaucus, New Jersey that we depend on for our fulfillment operations. We currently lease these facilities. Although we renewed our lease in Secaucus, NJ, in 2023, we cannot guarantee that we will be able to renew or negotiate new or renewed leases in the future at this location or in Texas on terms acceptable to us or at all. If we are unable to secure such leases, or if we can only secure such leases on economic terms that are less than optimal for us, it may materially adversely impact our results of operations.
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
•the seasonality of our business; and
•changes to financial accounting standards and the interpretation of those standards, which may affect the way we recognize and report our financial results.
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
There has been increased focus, including by consumers, investors, employees and other stakeholders, as well as by governmental and non-governmental organizations, on ESG matters generally and with regard to the fashion industry specifically. We expect that this increased focus on ESG considerations will affect some aspects of our operations. For example, we expect to be subject to various disclosure requirements (such as information on greenhouse gas emissions, climate risks, use of offsets, and emissions reduction claims) from the State of California, among other regulations or requirements. These requirements may not always be uniform across jurisdictions, which may result in increased complexity, and cost, for compliance. Separately, various regulators have adopted, or are considering adopting, regulations on environmental marketing claims, including but not limited to the use of “sustainable”, “eco-friendly”, “recyclable” or similar language in product marketing. Any of the foregoing may require us to make additional investments or incur additional costs for the collection of data and/or preparation of disclosures and associated internal controls, and in turn, may adversely impact our business, operating results and financial condition.

Further, any failure or perceived failure to meet our Impact Strategy goals for any reason, including due to changes to the prioritization or scope of these goals, or a loss of confidence on the part of customers, investors, employees, brand partners and other stakeholders as it relates to our ESG initiatives could negatively impact our brand or the demand for our offerings, or lead to enforcement actions or litigation, adversely affecting our financial condition, results of operations and prospects. These impacts could be difficult and costly to overcome, even if such concerns were based on inaccurate or misleading information. In addition, achieving our Impact Strategy goals may result in increased costs in our supply chain, fulfillment and/or corporate business operations, and could deviate from our initial estimates and have a material adverse effect on our business and financial condition. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, we may lose potential or current customers, we may be unable to recruit and retain employees effectively, and potential or current investors may elect to invest with our competitors instead.

Voluntary or required standards and research regarding ESG initiatives could change and become more onerous for both us and our third-party suppliers and vendors to meet successfully. Evolving data and research could undermine or refute our current claims and beliefs that we have made in reliance on current research, which could also result in costs, a decrease in revenue and negative market perception that could have a material adverse effect on our business and financial condition. Alternatively, if we are unable to satisfy such new criteria, investors may conclude that our policies or actions with respect to corporate responsibility are inadequate. We risk damage to our brand and reputation in the event that our corporate responsibility procedures or standards do not meet the ESG standards set by various constituencies.

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
Furthermore, our growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business, and the effects of the COVID-19 pandemic may have altered our historical seasonality trends. Accordingly, yearly or quarterly comparisons of our operating results may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Seasonality in our business can also be affected by introductions of new or enhanced products and offerings, including the costs associated with such introductions.

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
As of October 31, 2024, we had $326.7 million aggregate principal amount of borrowings under a credit facility with Double Helix Pte Ltd. as administrative agent for Temasek Holdings (as subsequently amended, the “2023 Amended Temasek Facility”). The 2023 Amended Temasek Facility matures in October 2026. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot provide assurance that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See “Note 7 —Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information on our indebtedness.

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
We identified material weaknesses in our internal control over financial reporting, as described below. As of October 31, 2024, these material weaknesses remain unremediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
In addition to the material weaknesses in internal control over financial reporting identified in connection with the audit of our financial statements, subsequent testing by us or our independent registered public accounting firm may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. During the evaluation and testing process of our internal controls, if we identify additional material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot provide assurance that there will not be additional material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if we or our independent registered public accounting firm determines we have additional material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, environmental regulations, and other matters that could adversely affect our business operations and financial condition. For example, on November 14, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the Eastern District of New York against the Company, certain of its officers and directors, and the underwriters of its IPO, entitled Rajat Sharma v. Rent the Runway, Inc., et al. The complaint, which has since been amended, alleges that we violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements, and by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory damages, attorneys’ fees and costs and such other relief as deemed just and proper by the court. See Note 14, “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for more details about the class action and other matters.

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
These laws and regulations are complex and evolving. Despite our efforts, we may be subject to claims that we have violated such laws and regulations based on past, present, and future practices, which could have an adverse impact on our business and reputation, and be costly for us to defend. For example, from time to time, we have reviewed and resolved immaterial permitting issues and compliance notices related to our warehouse operations; however, we cannot guarantee that future matters will continue to be immaterial. Failure to comply with such laws and regulations, which tend to become more stringent over time or failure to obtain or maintain permits necessary for our warehouse operations could, can result in significant fines, penalties, costs, liabilities or restrictions on operations, injunctive relief, civil or criminal sanctions, and could expose us to costs of investigation or remediation, as well as tort claims for property damage or personal injury, and could negatively affect our business, financial condition or results of operations. Liability for the improper release or disposal of waste can be joint and several and significant and there can be no assurance that we will not have to expend material amounts to remediate the consequences of the generation or disposal of waste in the future, particularly with respect to our dry cleaning operations. Further, we may be responsible as a lessee operator for the costs of investigation, removal or remediation of hazardous or non-hazardous substances or waste located on or in or emanating from our leased properties, as well as any property damage. There can be no assurance that our future operations, properties, uses or conditions will not result in the imposition of liability upon us under environmental laws or other regulations, or expose us to third-party actions such as tort suits.
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
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. In 2021, we completed a Section 382 analysis covering the period beginning in March 2009 and ending in March 2021. From the study, we concluded we experienced an ownership change in 2010 (but not since then) and $1.3 million of net operating losses (“NOLs”) were subject to the limitation. However, all of those NOLs were available by the year ended January 31, 2017. In 2024, we completed an update to the prior Section 382 analysis covering the period beginning April 2021 through August 2024. From the study, we concluded we did not experience an ownership change during the analysis period. Although we believe the Section 382 analyses are accurate, any errors in the analyses could impact our conclusions and ability to utilize our NOLs effectively. We may have experienced since August 2024 and may experience in the future additional ownership changes as a result of shifts in our stock ownership, some of which may be outside of our control. Any ownership change may result in the imposition of additional limitations on our ability to utilize our NOLs existing at the time of the ownership change. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our cash flows may be adversely affected. We have recorded a full valuation allowance against our U.S. deferred tax assets, which includes net operating loss carryforwards.
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

Our ability to maintain and increase the number of consumers directed to our products from digital platforms is not entirely within our control. Search engines, social media platforms and other online sources often revise their algorithms products, and APIs, and introduce new advertising products. If one or more of the search engines or other online sources on which we rely for traffic to our website and our mobile application were to modify its general methodology for how it displays our advertisements or keyword search results or change their APIs without sufficient notice, as they have in the past and may again in the future, fewer consumers may click through to our website and our mobile application or have difficulty accessing our sites, and our business and operating results are likely to suffer. Our efforts to attract consumers and convert them into customers also rely on the use of cookies and similar tracking technologies, and our ability to use and benefit from such technologies may be restricted or prohibited by changes in the law, market practice, or technology, or third parties who are not under our control. For example, Apple utilizes “opt-in” privacy models for mobile applications using its operating system such as ours, requiring such applications to give consumers the choice to allow or deny the use of tracking technologies to engage in targeted advertising and similar activities, which may reduce the efficacy of our marketing tracking. In addition, if our online display advertisements are no longer effective or are not able to reach certain customers due to their use of ad-blocking software, our business and operating results could suffer. Furthermore, changes in customer acceptance or usage of our online sources for traffic could adversely impact the effectiveness of our advertising.
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
Our executive officers, directors, and stockholders party to our stockholders’ agreement entered into in connection with our IPO, in the aggregate, beneficially own over 50% of the voting power of our outstanding common stock as of October 31, 2024. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Item 2. Unregistered Sales Of Equity Securities and Use Of Proceeds
Unregistered Sales of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a) Not applicable.
(b) Not applicable.
(c) During the three months ended October 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

* Filed herewith
** Furnished herewith

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENT THE RUNWAY, INC.

Date: December 9, 2024	By:	/s/ Siddharth Thacker
Siddharth Thacker
Chief Financial Officer
(Principal Financial and Accounting Officer)