Form 10-K
period 2025-01-31
Rent the Runway, Inc.
filed 2025-04-15
CIK 1468327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $40.9 million.
The registrant had outstanding 3,825,951 shares of Class A common stock and 155,544 shares of Class B common stock as of April 11, 2025. The foregoing reflects the reverse stock split of the registrant’s Class A common stock and Class B common stock that became effective on April 2, 2024 and began trading on a post-split adjusted basis on April 3, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended January 31, 2025, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•We rely on consumer discretionary spending and have been, and may in the future be, adversely affected by economic downturns and other macroeconomic conditions or trends and developments, including global trade policies and tariffs.
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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aims,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, share-based compensation, business strategy and initiatives, including rental product depth and availability initiatives, sustainability initiatives, business plans, promotional and marketing strategy, impacts from our cost-savings initiatives, anticipated future expenditures, product acquisition expectations, compliance with our debt covenants, market growth and our objectives for future operations.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report for the year ended January 31, 2025. The forward-looking statements in this Annual Report are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

FISCAL YEAR

Our fiscal year ends on January 31 of the next calendar year. For example, in this Annual Report on Form 10-K, references to “fiscal year 2025” refer to the fiscal year ending January 31, 2026, references to “fiscal year 2024” refer to the fiscal year ended January 31, 2025, and references to “fiscal year 2023” refer to the fiscal year ended January 31, 2024.

Part I
Item 1. Business
Overview
Our mission is to power women to feel their best every day.

Since our founding in November 2009, we have built the world’s first shared designer closet with thousands of styles by hundreds of brand partners. We give customers access to our “unlimited closet” through our subscription offering (“Subscription”) or the ability to rent a-la-carte through our reserve offering (“Reserve”). We also give our subscribers and customers the ability to buy our products through our Resale offering. Our Closet in the Cloud offers a wide assortment of items for every occasion, from evening wear and accessories to ready-to-wear, workwear, denim, casual, maternity, outerwear, blouses, knitwear, loungewear, jewelry, handbags, activewear and ski wear. We have served approximately 3 million lifetime customers across all of our offerings and we had 164,004 total subscribers (active and paused) as of January 31, 2025. We had 119,778 active subscribers as of January 31, 2025. In fiscal year 2024, 88% of our total revenue was generated by subscribers, unchanged from fiscal year 2023.

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

When our customers use Rent the Runway, they experience the magic of accessing an “Unlimited Closet” while saving money and time and reducing clothing waste. We deliver significant financial value to customers, with our average subscriber wearing clothes worth more than 26 times what she pays for a monthly RTR Subscription on an annualized basis (more than $49,000 in designer retail value in fiscal year 20241).

Our evolving selection of products is enabled by our designer brand partnerships. We source virtually all of our products directly from or in partnership with our brand partners that include many of the most renowned and relevant names in the fashion industry. The nature of our customer value proposition means our customers are typically younger and/or different from other audiences our brands are exposed to. According to our June 2021 Rent the Runway Brand Survey, approximately 91% of our brand partners work with us because we introduce them to new, desirable customers and deepen awareness of their brands. Over the last 15 years, we have fostered strong relationships with our brand partners and have experienced limited voluntary attrition. Our Closet in the Cloud connects our deeply engaged customers and our differentiated brand partners on a powerful platform built around our brand, data, logistics and technology advantages.

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

•Technology and Logistics Advantage. We have developed a proprietary operating system that pairs proprietary software with differentiated infrastructure and hardware. Our expertise in vertically integrated just-in-time reverse logistics and garment science allows us to achieve multi-year monetization on our garments. We have also built a custom platform that supports all of our consumer-facing offerings on our website and app.

How It Works

We offer customers three ways to access our closet: monthly subscription or “Subscription”, a-la-carte rentals or “Reserve” and purchasing through our Resale offering.

Subscription

Pick a Plan. When customers subscribe, they select from a menu of entry plans. Beginning in March 2023, we added an extra item to each shipment per plan at no extra cost to our subscribers. Each plan now starts with five items, or “spots,” per shipment, and varies based on how often the subscriber wishes to receive new shipments, each a “swap.” Today, our subscribers onboard into plans that offer multiple shipments with pricing ranging from $94 to $235 per month.

Customize. Subscribers can customize their plans to adapt to their changing lifestyles, needs and budgets by adding spots for $27 or $31 per item per month and shipments for $39 - $50 per shipment per month, as they see fit.

Choose Items. After picking a plan, subscribers browse our broad assortment of items to build their first shipment.

Wear, Repeat. When subscribers place an order, we aim to deliver their order within three business days of shipping from our fulfillment centers in our reusable garment bags, cleaned and ready to wear.

Subscribers keep items for as long as they would like and may choose to return some or all of their items with each new shipment. When subscribers select the items they want to return on our app, we allow them to immediately start building their next shipment, maximizing their time with items at home. Our subscribers typically visit our app multiple times per week.

Subscribers are asked to give us real-time feedback on the size, fit and quality of the items they rent. The structured data we collect from customer feedback allows us to both improve her experience as well as optimize our garment care and, therefore, our return on investment of the items returned. Our customers also have the option of leaving photo reviews of items they rented to share their experience with the Rent the Runway community, including fit information, occasions they rented for and styling tips. Once subscribers confirm their new shipment, they can return their items in RTR’s reusable garment bag to the nearest preferred shipping partner location using a prepaid return label. In addition, a majority of our subscribers have the option to return their items via our at-home pickup offering that we introduced in 2021. As of January 31, 2025, our at-home pickup offering covered 92% of our subscriber base.

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

Resale

In addition to renting, customers also shop pre-loved styles from our closet at a discount to retail price, up to 90% off of designer retail value (which we calculate using original retail and/or comparable value prices). A Subscription is not required for purchase. Our subscribers also have the option to purchase items they already have at home.

Our Customer Value Proposition

Through our platform, we have helped approximately 3 million lifetime customers discover the transformative power of utilizing our Closet in the Cloud across all of our offerings. Our customer base is diverse and spans age, household income distribution and U.S. geography.

Subscribers are customers who access our Closet in the Cloud via our monthly Subscription offering. The portion of our customers who are subscribers accounted for 88% of our revenue in fiscal year 2024. As of January 31, 2025, we had 119,778 Active Subscribers and 164,004 total subscribers including paused subscribers, and during fiscal year 2024, we had 132,574 Average Active Subscribers. Many of our subscribers started as customers in Reserve and Resale and we continue to see activation from Reserve and Resale customers into subscribers for many years.

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
•Value. Rent the Runway makes thousands of designer styles accessible through our Subscription offering for a flat monthly price or through our Reserve offering on a per item basis. We deliver significant financial value to customers, with our average subscriber wearing clothes worth more than 26 times what she pays for a monthly RTR Subscription on an annualized basis.
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
•Customer Experience and Community. Our customers are deeply engaged, as evidenced by the 56.5 million customer reviews posted as of January 2025. We continue to make enhancements to our review process designed to allow customers to make smarter choices and feel good about their selections. Rent the Runway has also benefited from virality and word-of-mouth marketing over the years. 80% of subscribers have shared RTR with at least five people; 43% have shared with over 10 people and 75% of our customers posted themselves wearing Rent the Runway on social media, as indicated by our March 2023 Subscriber Survey.

Our Unique Brand Partner Approach

We acquire our products through three channels: Wholesale, Share by RTR and Exclusive Designs. The portion of our products sourced through Share by RTR and Exclusive Designs - our more capital-efficient sources - has grown from approximately 26% in fiscal year 2019 to approximately 70% in fiscal year 2024. We procure virtually 100% of our products directly from or in collaboration with brand partners and our business model has been built on shared success with brands. Through their relationships with us, they get access to unique data and exposure to a broad customer base, and our variety of sourcing channels provides brands with flexibility that is designed to meet their needs and ours. Our partnerships with brands have created a significant product and cost advantage. Because we source directly from brands, we also can control our assortment and acquire styles in the volumes and sizes we want, we have access to current season items and all of our items are guaranteed authentic without the cost or infrastructure of traditional authentication platforms. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Product Acquisition Strategy.”

Wholesale
Wholesale includes products we acquire directly from our brand partners, typically at a discount to wholesale price based on our scale. We have observed that the original retail prices set by the brands are often at an approximately 2.5x mark-up to the wholesale price. As we continue to expand our selection and grow the share of our assortment acquired from a designer, we benefit from greater discounts on product acquisition. Wholesale represented 30% of our product acquisition in fiscal year 2024.

Share by RTR
Through Share by RTR, we acquire items directly from brand partners on consignment, at zero to low upfront cost and revenue share with our brands each time an item is rented. The revenue share fees are calculated net of a logistics fee charged to the brands for each rental. If a piece is in greater demand, it will drive higher revenue, which could result in brands earning more on the item over time than if it had been sold through Wholesale, generally subject to a maximum cap. Share by RTR aligns incentives between brands and RTR and alleviates product risk as it is largely a pay-for-performance model. Our Share by RTR arrangements with brands target delivering 75% to 100% of comparable Wholesale cost to the brand in the first year; however there is no minimum commitment other than the upfront payment if applicable. Nearly all Share by RTR deals consummated after September 2020 include a cap on total potential payments to the brand partner. Share by RTR represented 48% of our product acquisition in fiscal year 2024. Increases (or decreases) in the proportion of total items acquired via Share by RTR as well as the usage of Share by RTR items will increase (or decrease) variable expenses recorded in the Rental product depreciation and revenue share line item on our consolidated statement of operations.

Exclusive Designs
We leverage our data to create highly desirable Exclusive Designs in collaboration with select brand partners that we manufacture through third-party partners to be more durable and at approximately 50% lower cost than Wholesale. For these collaborations, we provide a data blueprint to brands and, based on this data, they design new collections for us that carry their brand name. For fiscal year 2025, we have introduced another approach to our Exclusive Designs in which certain brands design, source and manufacture the rental product directly in partnership with us.
Our Exclusive Designs collections enable our brand partners to innovate their businesses and enter into new product lines at reduced cost to them. All of the styles are exclusive to rent on RTR for a period of time, after which brands may monetize these exclusive designs through other channels, which in some cases is subject to a royalty fee payment to Rent the Runway (that we have not begun to earn to date). Increases (or decreases) in the proportion of total items acquired via Exclusive Designs as well as the usage of Exclusive Designs items may increase (or decrease) variable expenses recorded in the Rental product depreciation and revenue share line item on our consolidated statement of operations. We also have a small number of products bearing our trademarks, which are non-exclusive designs produced by third party partners at a significantly lower average cost than Wholesale to strategically fill assortment gaps. Exclusive Designs accounted for 22% of our product acquisition in fiscal year 2024.

Our Marketing Strategy

Our brand and deeply engaged consumer base have historically allowed us to acquire customers efficiently. Since our founding, we have spent less than 10% of total revenue on marketing, and our growth has been mostly organic. Over a majority of our customers over the last 15 years have been acquired organically. As we have scaled, we have seen the value of the Rent the Runway brand grow and become a significant point of differentiation with consumers and brand partners. We believe we have an opportunity to increase brand awareness and as of December 2023, our unaided brand awareness was 19% among U.S. women ages 18 - 45 with a household income of $50,000 or more and 27% among U.S. women ages 18 - 45 with a household income of $100,000 or more.

Many of our customers share a love of the Rent the Runway experience and value proposition, which starts conversations both online and offline and leads to word of mouth adoption. Our clothing often becomes a visual billboard and advertisement for our platform. Many women share their Rent the Runway experience on social media and in their personal lives, which helps drive our organic growth and brand awareness. When our customers are wearing RTR and someone compliments them or asks about what they are wearing, 97% of our subscribers share that it’s Rent the Runway as opposed to the designer brand name. According to our March 2023 Subscriber Survey, nearly half of our subscribers have posted themselves wearing RTR on their social media over five times. Renting from us is an inherently social behavior: 76% of our subscribers rent along with a friend or colleague. In fiscal year 2024, we increased our efforts to drive brand awareness and grow traffic through brand campaigns, new marketing channels and focusing on full funnel marketing efforts and enhanced lifecycle marketing.

The majority of our new customers have historically come to Rent the Runway organically, a trend that continued in fiscal year 2024. Our marketing strategy in fiscal year 2025 is focused on three key areas. First, we expect our marketing to highlight to our customers the significant increase in the quantity and desirability of rental product expected this fiscal year. Second, we expect to focus on driving new customers to Rent the Runway through enhanced search placements and email marketing. Finally, we aim to increase our focus on paid influencers and on our organic social media channels to drive awareness with new customers. We expect that our marketing efforts in conjunction with improved paid marketing efficiency will enhance our ability to acquire new customers.

Our Data Approach

One of our significant differentiators is the vast amount of quality, actionable data that we are able to collect on our customers and our products. We leverage this data to create benefits for our customers, our brand partners and our business.

We capture thousands of unique data points per subscriber per year and over 20 unique data points per item each time it is rented across four channels including website data, post-wear data, operations data and customer data. We also identify and tag approximately 75 detailed attributes per style. By mapping our interactions with our products’ inherent attributes, we create a feedback loop which allows us to optimize the supply of products in ways we believe that would be difficult for traditional retailers to achieve or replicate. We believe this is one of our biggest competitive advantages.

We believe that our differentiated business model enables us to collect substantially more data than others in our space and we use this data to improve the customer experience. Customers learn that providing data enhances their experience on the platform over time, which enables us to collect even more data from them. This flywheel helps propel the exponential growth of our post-wear, customer and operations data. We use our data to create what we believe are the most relevant assortments and personalized experiences for our customers, which in turn helps to drive loyalty. As we learn more about a customer, our personalized features give us greater ability to direct her towards the items that optimize both customer lifetime value and rental product return on investment for us.

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
•Lower Cost Product: We leverage our data to create highly desirable Exclusive Designs in collaboration with our brand partners that we or our brand partners manufacture to be more durable at significantly lower cost.
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
•Retention Predictive Model: We leverage a retention predictive model and analytics to identify and understand the relative importance of various drivers of loyalty and prioritize the interventions that have the highest probability of improving customer retention. We regularly leverage this data to experiment with different approaches to retain customers based on this model in a targeted and personalized way.
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
In fiscal year 2024, we continued to make improvements across our technology stack, including continued improvements to our cloud infrastructure, to enable greater scale, enhanced resiliency and faster site speed. Additionally, we have enhanced our core platforms to improve search, merchandising, and product discovery, aimed at creating a more seamless and personalized customer experience. We continue to focus on improving the performance of our website and mobile application, including increasing reliability to improve the customer experience and keep pace with industry standards.

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
•RFID: We tag each unit of apparel and all reusable garment bags with RFID tags, which increases throughput, reduces cost, improves rental product control and enables new forms of automation. Since launching RFID tags in 2021, hundreds of thousands of scans each day are created by these tags in a fraction of a second, replacing manual barcode scans that took much longer.
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

Logistics Infrastructure
Within our warehouses, we have integrated superior garment care equipment, internally and externally developed software and proprietary cleaning programs to deliver high-end garment processing at massive scale. We have implemented large-scale, innovative automation and other processes for garment storage, picking, shipping, receiving and restoration of garments to excellent condition. These processes have resulted in labor and other cost savings, while increasing our total shipment capacity and increasing the longevity of products, our biggest asset.

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
•Proven Scalability: Our infrastructure is highly scalable and we expect our weekly processing capacity to increase over time. We believe that the process improvements we have made have enabled us to expand our capacity to handle at least 4x our active subscriber count at the end of fiscal year 2024 in our two current facilities with minimal additional investment.
•Transportation Management: Since August 2023, we have partnered with a major national carrier to provide us with competitive shipping rates and consolidate the vast majority of our shipping needs. We believe this partnership enables us to continue serving our customers with premium delivery and return service, and to further expand our elevated returns and delivery experience like At-Home Pick Up and Saturday Delivery. We also partner with other service providers in certain markets in order to serve our customers effectively.

Our 2025 Strategy

Our belief is that we can drive future growth by investing in and improving the customer experience. Unlike traditional e-commerce companies, we are an experience-based company that our subscribers engage with multiple times a week. Our goal is to make customers’ time spent with Rent the Runway as efficient and delightful as possible and to continue to invest in our customer experience.

Our plans for fiscal year 2025 are focused on improving customer retention and acquisition by significantly increasing the availability and desirability of rental products on our website and app. We also expect to devote substantial attention to product enhancements and features like customer onboarding, inventory in-stock notification, styling services, personalized text-based customer service, and a loyalty program. Our aim is for these features to improve customer retention.

In addition, our marketing efforts are expected to focus on highlighting to customers both the rental product increases and product enhancements we expect to make in fiscal year 2025. Our marketing efforts are also focused on developing a paid influencer strategy and on improving the performance of our organic social channels.

Finally, we expect to balance greater customer growth with a continued focus on fixed cost efficiency and by increasing our percentage of Share by RTR items to achieve our profitability goals.

Seasonality
We experience seasonality in our business, which has been impacted due to the effects of COVID-19, the macro environment, and business decisions and may in the future continue to evolve. For our Subscription rentals, we typically acquire the highest number of subscribers in March through May and September through November, as these are the times customers naturally think about changing over their wardrobes. We generally see a higher rate of subscribers pause in the summer, and in mid-December through the end of January. In the third and fourth fiscal quarters, our Reserve business historically (prior to COVID-19) benefited from increased wedding and holiday events but this seasonality has varied since the onset of COVID-19. For example, in fiscal year 2022, we believe that a price increase of our Subscription programs in April 2022 affected traditional seasonal patterns. In fiscal year 2023, we believe that changes in rental product in-stock levels and changes to promotional prices also disrupted typical seasonality. However, in fiscal year 2024, we observed more typical seasonal patterns. Given continued business changes, our future seasonality may not resemble historical trends.
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

As of January 31, 2025, we had five issued patents in the United States that expire between 2031 and 2037 and three issued foreign patents. While we believe our patents in the aggregate generally enhance our competitive position, no single patent is material to us as a whole.

We register our brand names and product names, taglines and logos in the United States to the extent we determine appropriate and cost-effective. As of January 31, 2025, we had a total of 23 registered trademarks in the United States and 74 registered trademarks in non-U.S. jurisdictions, as well as certain pending trademark applications. As of January 31, 2025, we had also registered a total of 15 copyrights. We also register domain names for certain websites that we use in our business, such as www.renttherunway.com, as well as similar variations to protect our brands and marks from cybersquatters.

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

Employees and Human Capital Resources

As of January 31, 2025, we had a total of 912 full-time employees and 141 part-time employees in the United States and Ireland, the majority of whom are based in our fulfillment centers in New Jersey and Texas. As of January 31, 2025, our technology team consisted of 131 employees, across engineering, data analytics, IT, product, software quality assurance, user experience and design, including a team of 58 in Galway, Ireland, primarily in engineering and data analytics. None of our employees are represented by a labor union or covered by collective bargaining agreements and we have not experienced any work stoppages.

We strive to make Rent the Runway an inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation and benefits programs. Our culture is underpinned by our Core Values, including that we are all Founders of Rent the Runway, and we all Dream BIG and go after it, adapt and learn from everything we do and debating, honest conversations and collaborating make the company stronger.

Corporate Information

We were incorporated as Rent the Runway, Inc. in Delaware on March 3, 2009. We completed our initial public offering (“IPO”) in October 2021. Our Class A common stock trades on The Nasdaq Global Market (“Nasdaq”) under the symbol RENT. Our principal executive offices are located at 10 Jay Street, Brooklyn, New York 11201 and our website address is www.renttherunway.com.

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

We must continue to drive revenue growth to be successful. To effectively drive growth, we must continue to enhance customer experience and attract and retain customers (particularly subscribers), iterate our subscription products, invest in digital consumer innovation, expand our brand awareness and marketing, and upgrade our management information and reverse logistics systems and other processes. Our growth and growth strategies have in the past strained, and could in the future strain, our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing our broad employee base. Failure to scale and preserve our Company culture as we grow could also harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

Our growth strategy is focused on continuing to grow, engage, and retain our subscriber and customer base, expanding our brand partner relationships and product assortment, increasing our advertising and other marketing spending, and continuing to invest in our offerings and technology. The majority of our revenue is generated by our subscribers. Our base subscription plans range in price and customers can customize their subscription monthly by purchasing additional slots and shipments. Our subscriptions renew automatically on a monthly basis and subscribers may disable automatic renewal by canceling or pausing their subscription prior to the next month’s bill date. As a result, even though a significant number of subscribers have historically renewed their monthly subscription, there can be no assurance that we will be able to retain a significant portion of subscribers beyond the existing monthly subscription periods. In addition, any limitation or restriction imposed on our ability to bill our subscribers on a recurring basis, enforce our terms of service or collect data or deliver relevant promotions or media, whether due to new regulations or otherwise, may significantly lower our subscription retention rate. We also offer our customers the option to rent or buy items via our Reserve offering and Resale offering, respectively. Our Subscription plans and offerings do not have demonstrably long track records of success and may not grow as much or as fast as we expect. For example, our active subscriber count decreased year over year in fiscal year 2024 and, although we are focused on growth initiatives, may continue to decline in the future. In addition, our number of active subscribers may be higher or lower than the number of our actual individual subscribers, because some active subscribers may have multiple accounts (such as for professional and personal purposes), or some may share their plans with other individuals. Although we presently anticipate an increase in our year-over-year revenue growth rate in fiscal year 2025,if our growth and/or growth rates do not meet expectations, the perception of our business, financial condition and results of operations by investors and our third-party service providers and brand partners may be adversely affected.
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
•effectively manage our customer acquisition funnel to avoid disruption to our Subscription, Reserve, and Resale offerings;
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
Our growth and growth strategies have in the past strained, and could in the future strain, our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing our broad employee base. Failure to scale and preserve our Company culture as we grow could also harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. Failure to manage our future growth effectively could have an adverse effect on our business, financial condition, and results of operations.
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

Furthermore, although we believe that there are numerous trends in our favor that support the continued growth and success of online fashion rental, changing traditional retail and e-commerce shopping habits is difficult, particularly the shift from an ownership to an access model. Our business model may not achieve acceptance as broadly and within the time frame that we expect by customers and brand partners. In addition, the trends in our favor may evolve and no longer provide compelling support for our business model. If online fashion rental does not achieve broad acceptance by consumers and our brand partners, our growth could be limited and our competitiveness hampered.
Our inability to respond effectively to competitive pressures, improved performance by our competitors, our failure to achieve broad acceptance and changes in the fashion retail markets could result in lost market share and have a material adverse effect on our business, financial condition, and results of operations.
We rely on consumer discretionary spending and have been, and may in the future be, adversely affected by economic downturns and other macroeconomic conditions or trends.
We are subject to variable industry and global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; recession; higher consumer debt levels; inflation; reductions in net worth, declines in asset values, and related market uncertainty; volatility in the financial markets; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors in the past and have seen negative impacts on customer demand as a result.
Furthermore, increases in consumer discretionary spending tend to fluctuate and may decrease, particularly if there is a recession and/or higher inflation leading to increased price sensitivity. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; geopolitical conditions, including wars, terrorism and political tensions; and other major unforeseen events. Although we believe the value proposition of our offering and business model may be strengthened in an inflationary environment where the cost of purchasing clothing and accessories increases, consumer purchases or rental of discretionary items, including the products that we offer, frequently decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.
Additionally, adverse economic changes could reduce consumer confidence, and could thereby negatively affect our operating results. In the event of a prolonged economic downturn or acute recession, significant inflation, or increased supply chain shortages, consumer spending habits could be adversely affected, and we could experience lower than expected revenue, net income, cash flows and Adjusted EBITDA. In challenging and uncertain economic environments, we cannot predict the degree of uncertainty, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business. Any of these developments could harm our business, financial condition and results of operations.

Our continued growth depends on our ability to attract new, and retain existing, customers, which may fluctuate based on our level of investment and success in our organic and paid marketing initiatives. If we are unable to cost-effectively grow our customer base, our business, financial condition and results of operations would be harmed.
The growth of our business is dependent upon our ability to continue to grow by cost-effectively adding new customers and retaining existing customers. Historically, a substantial portion of new customer acquisition has originated from organic word-of-mouth and other non-paid referrals. Our marketing initiatives are generally focused on re-engaging lapsed and paused customers, retaining existing customers and growing our base of new customers. In addition, we continue to focus on growing traffic and conversion rates by optimizing our organic social media channels, by improving our email marketing performance, by refreshing our lifecycle marketing engine, by increasing paid marketing efficiency, and by focusing on our search engine ranking for relevant keywords. These efforts are ongoing and, although we have seen some positive results, they are subject to change and may not result in a sustained increase in customer loyalty or higher customer engagement. As a result, our levels of paid and organic growth may continue to fluctuate and/or overall growth may decline.

Paid marketing is a part of our growth strategy and we may determine that significant investment in marketing will be required in the future. However, we reduced our marketing spend, particularly in paid marketing, in fiscal year 2024, which resulted in lower customer acquisitions and revenue. We may incur marketing expenses significantly in advance of the time we anticipate recognized revenue associated with such expenses. In addition, our paid marketing may be unsuccessful for various reasons, including not effectively reaching potential customers or being cost-effective (particularly as costs increase for performance marketing), changes in regulations (e.g., privacy) or third-party interference could limit the effectiveness of search engines, social media platforms, and other tools for marketing, potential customers may decide not to rent through our platform or the spend of new customers may not yield the intended return on investment, any of which could negatively affect our results of operations. In addition, the success of our marketing initiatives overall depends upon our marketing team and leadership, which has continued to experience transition as we focus on building creative and strategic talent on the team. If our team building efforts or marketing strategies are not successful or are not executed successfully, our growth may decline and we may not achieve our growth and/or profitability goals.
We utilize promotional pricing to attract customers and subscribers who may have heightened price sensitivity and who may not be willing to pay full price for our offering when the promotion period expires. Overall, we reduced promotional pricing for Subscription for fiscal year 2024 versus fiscal year 2023, which we believe negatively impacted subscriber acquisition. Our promotional strategy changes regularly and is subject to experimentation. For example, as part of our recent customer engagement campaign in the first quarter of 2025, we have provided a free membership month to certain high-value lapsed subscribers, who may or may not continue their subscription when their free month expires. We expect that we will continue to adjust our promotional policies in response to our business objectives and market conditions. Our business performance may be adversely impacted if our promotional strategy is not effective at attracting and retaining customers.
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
•the performance of our website and mobile app, including reliability;
•the level of our investment in marketing and the success of our marketing strategies and tactics, including changes in efficiency of our historic or current customer acquisition methods;
•a negative customer service experience;

•intense competition in the fashion industry;
•negative publicity that impacts our brand and reputation;
•changes in consumer preferences regarding the use of pre-loved apparel;
•lack of market acceptance of our business model;
•a future outbreak of disease or public health concern, such as COVID-19; and
•the failure (or perceived failure) to meet different and sometimes conflicting stakeholder expectations regarding our environmental, social and governance (“ESG”), initiatives.

If existing customers no longer find our offerings and products appealing, appropriately priced or easy to use, or if we are unable to provide high-quality support to customers to help them resolve issues in a timely and acceptable manner, they may stop using our offerings, we may experience negative publicity and word-of-mouth and other referrals may be hampered. If our customers no longer perceive our subscription plans as appropriately priced and cancel or pause their subscriptions, our business and financial results could be harmed. We are focused on investing in our customer’s experience and delivering even more value to her, including by focusing on approximately doubling our rental product selection in fiscal year 2025 and emphasizing the value proposition of our offering in our marketing materials, among other initiatives; however these or other initiatives to retain customers may not be successful at improving customer satisfaction, subscriber retention and/or revenues and may require additional costs or lead to unanticipated consequences. Even if our existing customers continue to find our offerings and products appealing and our customer service satisfactory, they may decide to downgrade to a less frequent, lower cost subscription and/or rent fewer items due to price sensitivity and/or changing demand or other reasons. If customers downgrade their subscriptions or make fewer or lower priced rentals, our financial results could be negatively affected.
We have a history of losses, and we may be unable to achieve or sustain profitability.
We had a net loss of $(69.9) million and $(113.2) million for the years ended January 31, 2025 and 2024, respectively, and have in the past had net losses. As of January 31, 2025, we had an accumulated deficit of $(1,123.0) million. Because we have a short operating history at scale, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to sustain or increase our profitability.
Our ability to generate profit depends on our ability to grow customers and revenue and drive operational efficiencies in our business to generate better margins. In recent years, we have taken significant steps to reduce our operating costs, improve our margins, and make progress towards profitability. We expect fiscal year 2025 to be a year of investment as we plan to significantly increase the amount of new rental product we acquire and, therefore, expect to increase our net losses year-over-year. We may also continue to generate net losses in order to:
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

We have not always predicted our customers’ preferences and acceptance levels of our products with accuracy. We may misjudge demand and over or under purchase rental product. In addition, external events may disrupt or change customer preferences and behaviors in ways we are not able to anticipate. Lower rental product availability, including depth and breadth levels, has negatively impacted active subscriber retention in the past. Although we expect to approximately double the new rental product added to our site year-over-year in fiscal year 2025, we anticipate quarterly fluctuations to occur due to the timing of our purchases, seasonality and other factors within or outside of our control, which may negatively impact customer retention and, therefore, revenue. Any future decreases in our rental product availability levels, including in connection with other business objectives, may negatively impact active subscribers.
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

Our ability to receive inbound products efficiently and ship products to and from customers may be negatively affected by many events outside of our control, including inclement weather, public health crises such as the COVID-19 pandemic, governmental regulations, labor disputes and other factors. We are also subject to risks of damage or loss during delivery by our shipping vendors. Customers who do not receive their orders in good condition or on time, or perceive our 3-day shipping promise as too slow, often become dissatisfied and even cease using our services, which may adversely affect our business and operating results if the issues become persistent or impact a significant amount of customers. Our shipping vendors have faced and may continue to face increased volumes which, in turn, has caused and could in the future cause a decrease in their service levels, including shipping delays, or result in an increase in their prices. We have experienced increased shipping costs in recent years, and these costs may increase in the future. In addition, although we have achieved efficiencies in our supply chain operations in recent years, these efficiencies may not be sustainable or meet our broader business objectives. Increases in shipping costs, in particular for our primary shipping vendor, could result in increased costs to us and adversely impact our business. In addition, significant shipping difficulties or disruptions or any failure by our brand partners or third-party carriers to deliver high-quality products to us or to our customers, as applicable, in a timely manner or to otherwise adequately serve our customers could damage our reputation and brand and may substantially harm our business.
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
We are vulnerable to demand and pricing shifts and to suboptimal selection and timing of rental product purchases. We obtain substantially all of our products directly from hundreds of brand partners through three key ways: 1) Wholesale, 2) Share by RTR, and 3) Exclusive Designs. For our business to be successful and have sufficient product to meet consumer demand, our brand and manufacturing partners must be willing and able to provide us with products in specific quantities and styles of sufficient quality, in compliance with regulatory requirements, at acceptable costs and payment schedules and on a timely basis. We typically do not enter into long-term contracts with our brand and manufacturing partners and, as such, we operate without significant contractual assurances of continued supply, pricing or access to products. Brand partners have discontinued working with us in the past and a brand partner could choose to no longer work with us or provide less favorable terms for a variety of reasons in the future, including operating, financial, market and supply chain conditions or other factors within and outside of our control. In addition, some of our brand partners may not have the capacity to supply us with sufficient products to keep pace with our growth plans, especially if we plan to demand significantly greater amounts of products. In such cases, our ability to pursue our growth strategy will depend in part upon our ability to expand capacity with existing brand partners or develop new brand partner relationships.

We have been focused on expanding our relationships with brand partners and continuing to work to increase the proportion of our products procured under Exclusive Designs and Share by RTR arrangements, which are our more capital-efficient ways of acquiring rental product. For our Exclusive Designs, RTR traditionally has sourced the materials and relied upon third-party manufacturing partners to produce products; however, we have updated our Exclusive Designs model and, for fiscal year 2025, certain brands now source and manufacture the products themselves, which are exclusively available on our site for a period of time. This new Exclusive Designs approach is similar to the approach for Wholesale and Share by RTR items, for which we enter into contracts in advance of a particular season and brand partners frequently agree to incur costs related to sourcing and manufacturing products before we have paid for them, which requires the brand partners to continue to trust us. If we were viewed as less financially viable by our brand partners and/or their financing partners or factoring companies, we may receive less favorable terms and conditions from our brand partners, including requiring more upfront payments or other demonstrations of credit. The cash flow benefits we currently experience from our brand partners’ willingness to revenue share could be adversely affected if revenue share terms change or if brand partners no longer wish to revenue share due to lack of trust in us, lack of revenue earned in comparison to the projections we provided, or their inability to continue to spread their earnings out over the time period that the products are earning revenue on our website, among other reasons. For our Exclusive Design arrangements, we must continue to increase the number of brand partners with whom we work, design an assortment of styles that meet customer demand, maintain and enhance our third-party manufacturing capabilities and partner relationships and ensure the products manufactured meets brand partners’, customers’ and our quality standards. Our ability to obtain a sufficient selection or volume of products on a timely basis at competitive prices could suffer as a result of any deterioration or change in our partner relationships or events that adversely affect them and, in turn, could have a material adverse effect on our business.
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
If we are not able to continue to improve our website and mobile app performance, keep pace with technological changes, enhance our current offerings, and develop new offerings in a timely way to respond to the changing needs of partners and customers, our business, financial performance, and growth may be harmed.
Our industry is characterized by rapidly changing technology, new service and product introductions, and changing customer demands and preferences, and we are not able to predict the effect of these changes on our business. In addition, we believe that our future success depends, in part, on our ability to anticipate and respond effectively to new technology disruption and developments and keep pace more generally with technological changes and trends. These may include new software applications or related services based on artificial intelligence (such as our AI search tool), augmented reality, machine learning, or robotics or more generally evolving trends in e-commerce. For example, we are continue to focus on improving the performance of our website and mobile application for our customers, including increasing reliability; however, our efforts may be unsuccessful. The technologies that we currently use to support our business platform are highly interconnected and complex (as discussed elsewhere in these risk factors) and may become inadequate or obsolete, and the cost of incorporating new technologies into our offerings and services may be substantial. In addition, any failure by us to adequately integrate technological developments in our approach to data management could harm our ability to leverage data, including customer data, collected through our technology and our systems, which could have a negative effect on our business. If we are unable to adequately utilize our data in support of our operations due technical or other limitations, our ability to drive leverage in operational efficiencies and to attract new customers and retain existing customers could be impaired. In addition, if we are unable to successfully leverage new technology to automate and otherwise enhance and drive efficiencies in our operations, our business, results of operations and financial condition could be harmed.
Our partners and customers may not be satisfied with our technological or other platform enhancements or new offerings or may perceive that these offerings do not respond to their needs or create value for them. Our customers may also be dissatisfied with the product mix we currently offer or will offer in the future.

Additionally, as we invest in and experiment with new offerings or changes to our platform, our partners and customers may find these changes to be disruptive and may perceive them negatively. For example, in March 2023, we changed our subscription programs to provide customers with one additional item per shipment at no extra charge, which is intended to provide more value to our customers and increase retention. In fiscal year 2025, we plan to approximately double our rental product added on our site. These new offerings and updates do not have demonstrably long track records of success for us and could result in higher fulfillment costs and lower gross margins, higher product spend, and/or other unforeseen impacts on the business. In addition, developing new offerings and services is complex, and the timetable for their public launch is difficult to predict and may vary from our historical experience. As a result, the introduction of new offerings may occur after anticipated release dates, or they may be introduced as pilot programs, which may not be continued for various reasons. In addition, new offerings may not be successful due to defects or errors, negative publicity, or our failure to market them effectively. New offerings may not drive revenue growth, customer acquisition or retention, may require substantial investment and planning, and may bring us more directly into competition with companies that are better established or have greater resources than we do. If we do not continue to cost-effectively develop new offerings that satisfy our brand partners and customers, then our competitive position and growth prospects may be harmed. In addition, changes to subscription plans or new offerings may have lower margins than we anticipate or than existing offerings, and our revenue from new offerings may not be enough to offset the cost of developing and maintaining them, which could adversely affect our business, financial performance, and growth. Finally, the success of our technology and product initiatives overall depends upon our engineering and product teams and leadership, which have experienced recent transition and may continue to experience transition in the future. If our team building efforts or engineering and product strategies and plans are not successful or are not executed successfully, our growth may decline and we may not achieve our profitability goals.
We rely heavily on the effective operation of our proprietary technology systems and software, as well as those of our third-party vendors and service providers, for our business to effectively operate and to safeguard confidential information.
We rely heavily on the Internet, computer systems, hardware, in-house proprietary technology, third-party software and infrastructure, and customized off-the-shelf technology solutions across our business (collectively, our “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services. Our ability to effectively manage all areas of our business, particularly our product management, fulfillment operations, and financial systems, depends significantly on the reliability and capacity of these IT Systems. We are critically dependent on the integrity, connectivity, security and consistent operations of our IT Systems, which are highly dependent on coordination of our internal business, operations, product and engineering teams. For example, in September 2019, we experienced a software outage at our Secaucus, New Jersey facility, during which we were unable to fulfill thousands of Reserve and Subscription orders on a timely basis and made the decision to stop taking new orders until the issue was adequately resolved. We also experienced significant negative customer reviews and negative press as a result of the outage, which we believe damaged our customer relationships, reputation and brand. The outage also resulted in substantial financial losses and increased costs largely due to: lost revenues, customer refunds, credits, promotions and/or related payments, and incremental labor and shipping costs. Our insurance policy covered a substantial portion of these losses but not all of them. While we have taken remediation measures in response to the outage, additional outages or other disruptions have occurred and may occur in the future, which could harm our ability to meet customer expectations, fulfill orders, manage our products, and achieve our objectives for operating efficiencies and profitability.

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
Our ability to effectively manage our business, particularly our product management, order and fulfillment operations, and financial systems, depends significantly on the reliability and capacity of the Internet and our IT Systems. We also collect, process and store sensitive and confidential information, including our proprietary business information and information regarding our customers, employees, suppliers and business partners, including personally identifiable information (collectively, “Confidential Information”). The secure processing, maintenance and transmission of Confidential Information is critical to our operations. Our IT Systems and those of our service providers and business partners may be subject to damage or interruption from power outages or damages, telecommunications problems, data corruption, software errors, network failures, acts of war or terrorist attacks, fire, flood and natural disasters. Our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to identify, detect, prevent, or recover from data corruption or loss or long-term network or operational outages. In addition, we upgrade our existing IT Systems and incorporate new technology systems from time to time in order for such systems to support the needs of our business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations. In addition, our failure to implement upgrades to our IT Systems, whether due to cost savings or resource constraints, failure to identify the need or other reasons, could negatively impact our business.
Additionally, despite various security measures that have been implemented, our IT Systems and those of our third-party service providers and business partners as well as the Confidential Information stored thereon are vulnerable to numerous and evolving cybersecurity risks that threaten their confidentiality, integrity and availability, including security incidents, attacks by a variety of threat actors (including hackers, hacktivists, and state-sponsored organizations) acts of vandalism, malware, social engineering, denial or degradation of service attacks, computer viruses, software bugs or vulnerabilities, supply chain attacks, phishing attacks, ransomware attacks, credential stuffing attacks, misplaced or lost data, human errors, malicious insiders or other similar events. If unauthorized parties gain access to our Confidential Information, IT Systems or other information, or those of our third-party service providers or business partners, they may be able to steal, publish, sell, delete, use inappropriately or modify private and sensitive information, including credit card information and personally identifiable information or proprietary business information, any or all of which could harm our business, financial condition and results of operations.

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
As an e-commerce business, we encounter risks and difficulties frequently experienced by businesses with significant internet operations. The successful operation of our business as well as our ability to provide a positive customer experience that will generate Subscription, Reserve and Resale orders depend on efficient and uninterrupted e-commerce order-taking and fulfillment operations. If we are unable to allow real-time and accurate visibility to product availability when customers are ready to order, quickly and efficiently fulfill our customers’ orders using the fulfillment and payment methods they demand, provide a convenient and consistent experience for our customers regardless of the ultimate channel or effectively manage our online sales, our ability to compete and our results of operations could be adversely affected. We have two fulfillment centers in Arlington, Texas and Secaucus, New Jersey that we depend on for our fulfillment operations. We currently lease these facilities. Although we renewed our lease in Secaucus, NJ in 2023, we cannot guarantee that we will be able to renew or negotiate new or renewed leases in the future at this location or in Texas on terms acceptable to us or at all. If we are unable to secure such leases, or if we can only secure such leases on economic terms that are less than optimal for us, it may materially adversely impact our results of operations.
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

Scrutiny and evolving expectations from consumers, investors, regulators, policymakers, employees and other stakeholders regarding environmental, social and governance matters may adversely impact our business and reputation.
There has been heightened and sometimes conflicting stakeholder focus, including by consumers, investors, regulators, policymakers, employees and other stakeholders, on ESG matters generally and with regard to the fashion industry specifically. We expect that this increased focus on ESG considerations will affect some aspects of our operations. This requires continuous monitoring of various and evolving laws, regulations, standards and expectations and any associated reporting requirements. Such laws, regulations, standards and expectations may result in additional costs to us or we may become subject to additional requirements in order to comply with them. These laws, regulations, standards and expectations may conflict with one another or may not always be uniform across jurisdictions, which may result in increased complexity, and cost, for compliance. Separately, various regulators have adopted, or are considering adopting, regulations on environmental marketing claims, including but not limited to the use of “sustainable”, “eco-friendly”, “recyclable” or similar language in product marketing. Any of the foregoing may require us to make additional investments or incur additional costs for the collection of data and/or preparation of disclosures and associated internal controls, and in turn, may adversely impact our business, operating results and financial condition.

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

Voluntary or required standards and research regarding ESG initiatives could change and become more onerous for both us and our third-party suppliers and vendors to meet successfully. Evolving data and research could undermine or refute ESG-related claims that we have made, which could also result in costs, a decrease in revenue and/or negative market perception that could have a material adverse effect on our business and financial condition.

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

In addition, our future success will depend upon our ability to attract and retain employees, particularly for key roles, such as engineering and technology (including product and data science), brand, marketing, buying and planning, and logistics, as well as hourly fulfillment workers and customer service agents. Such efforts have required, and are expected to continue to require significant time, expense, and attention as there is intense competition for such individuals, particularly in New York City, Galway, New Jersey and Texas, and new hires require significant training and time before they achieve full productivity. We may be unable to maintain competitive wage and salary levels, which may increase further due to inflation and potential laws increasing minimum wages. Our inability to maintain competitive wage and salary levels could increase attrition and make recruiting more difficult. Alternatively, we may be required to increase current compensation levels to attract and retain employees, which could negatively impact our profitability goals. In addition, prospective and existing employees often consider the value of the equity awards they may receive in connection with their employment and our stock price has declined significantly since our 2021 IPO. If the perceived value of our equity awards is inadequate or experiences significant volatility, it may adversely affect our ability to recruit and retain key employees. Although we have implemented different types of programs with a goal of incentivizing our employees, such as a stock option exchange in 2023 and a Transaction Bonus Plan in 2024 that is intended to incentivize performance of key executives and encourage the realization of a qualifying transaction (as defined in the plan), these programs and plans may not have the intended incentivization and retention benefits, particularly in light of our current stock price volatility. Further our continued efforts to optimize our cost structure and organization design has made, and in the future may, make it more difficult to attract and retain employees for key roles.
We have continued to shift to a more office-centric model in our New York City headquarters for our corporate employees. If our current model is not aligned with our employees’ preferences, it may adversely affect our ability to recruit and retain employees and may negatively impact our Company culture, collaboration and productivity, and may be something that we need to revisit in the future.

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
We believe that our Company culture has been critical to our success. We aim to cultivate and maintain a workplace that is entrepreneurial, passionate, kind and positive, which we believe is essential to our growth and continued success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:
•failure to maintain and/or improve employee morale and engagement for a variety of reasons, including, but not limited to, our office-centric approach in our New York City headquarters, our prior restructurings, the perception of our business and financial condition, and our continued efforts to ensure a cost-conscious and efficient workforce that supports our growth and profitability goals;
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
In particular, we are focused on driving innovation and stronger business results by attracting top talent and continuing to foster an inclusive work environment for all our employees. Although we have adopted policies to promote compliance with laws and regulations as well as to foster a respectful workplace for all employees, our employees may fail to abide by these policies. In addition to damaging our reputation, actual or alleged misconduct could tarnish our culture and reputation, result in negative publicity, affect the confidence of our stockholders, regulators and other parties and could have a material adverse effect on our business, financial condition and operating results.

Material changes in the pricing practices of our brand and manufacturing partners and/or the costs of raw materials could negatively impact our profitability.
Our brand and manufacturing partners may increase their pricing if raw materials, labor, or other costs become more expensive or subject to other pricing pressures. The inputs used to manufacture products are subject to availability constraints and price volatility. In addition, our brand partners may pass the increase in sourcing costs to us through price increases, thereby impacting our margins. For example, if manufacturers increase their costs, our Exclusive Designs may not be as cost-effective for us or our brand partners to produce, which could negatively impact our ability to meet our financial goals. The fabrics used in our products are made of raw materials including petroleum-based products and cotton. Significant price fluctuations or shortages in petroleum, cotton, or other raw materials could significantly increase our cost of revenue and the cost associated with procuring products via Exclusive Designs. Moreover, in the event of a significant disruption in the price or supply of the fabrics or raw materials used in the manufacture of the products we offer, such as due to changes in global trade policies, tariffs and other measures that could restrict international trade or due to restrictions on Xinjiang cotton, we and/or our partners might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. In particular, there is significant uncertainty about the future relationship between the United States and other countries with respect to global trade policies, tariffs and treatises. The United States has imposed significant new tariffs on China related to the importation of certain product categories, and other countries may change their business and trade policies in anticipation of or in response to the United States’s increased import tariffs and other changes in U.S. trade policies already enacted or that may be enacted in the future. In addition to the general uncertainty and overall risk from changes in global trade policies, tariffs and treatises, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to such changes. Any of these developments, or the perception regarding such developments, could increase the costs associated with procuring our rental products, negatively impact our brand partners’ business operations which could in turn negatively impact us, reduce the supply of materials used in the design and manufacture of our rental products; and negatively impact customer demand for our products, any of which could have a material adverse effect on our business, financial condition and results of operation.

In addition, disruptions in the supply chain as a result of the COVID-19 pandemic and the recent inflationary environment have increased raw material costs, impacted pricing of our products, and caused shipping delays for certain of our products.
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
We have funded our operations since inception primarily through equity and debt financings and revenue generated from our offerings. Our goal is to be a profitable company over time; however, we cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We also intend to continue to make investments to develop and grow our business. For example, in the future, we may need additional funding to satisfy our debt obligations, to obtain rental products, for marketing, and for headcount or other operating expenses and capital expenditures, to develop new features or enhance our offerings, to improve our operating infrastructure, and/or to acquire complementary businesses and technologies. However, we believe that our current market capitalization, business performance and/or current level of indebtedness may adversely impact efforts to raise additional capital. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to support our business growth, and respond to business challenges could be significantly impaired, and our business may be adversely affected. Additionally, in recent periods, there has been volatility in and disruptions to the global economy, including the equity and debt financial markets. Such weakness and volatility in capital markets and the economy in general could limit our access to capital markets and increase our costs of borrowing.

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
As of January 31, 2025, we had $333.7 million aggregate principal amount of borrowings under a credit facility with CHS (US) Management LLC (as successor in interest to Double Helix Pte Ltd. as administrative agent for Temasek Holdings (as subsequently amended, the “2023 Amended Temasek Facility”). In March 2025, all of the rights and obligations under the 2025 Amended Facility previously held by Double Helix Pte Ltd were assigned to CHS US Investments LLC, an entity under common Control (as defined in the 2025 Amended Facility) with Temasek Holdings (Private) Limited, pursuant to an assignment agreement executed in accordance with the credit facility. The 2025 Amended Facility matures in October 2026. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot provide assurance that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See “Note 8 —Long-Term Debt” in the Notes to Consolidated Financial Statements for more information on our indebtedness.
Our 2025 Amended Facility contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our business, financial condition and results of operations.
The terms of our 2025 Amended Facility include a number of covenants that limit our ability to (subject to negotiated exceptions), among other things, incur additional indebtedness, incur liens on assets, enter into agreements related to mergers and acquisitions, dispose of assets or pay dividends and make distributions. Additionally, the 2025 Amended Facility includes a minimum liquidity maintenance covenant of $30 million and provides that we may not exceed mutually agreed upon quarterly and annual spend levels for rental product capital, fixed operating, and marketing expenditures during fiscal year 2024 of $51 million, $100 million (excluding $10 million of specified permitted expenditures), and $30 million, respectively, on an annual basis, and to-be-agreed levels for fiscal years 2025 and 2026, subject to the debt holders’ consent and certain exceptions. Under the terms of the 2025 Amended Facility, the deadline to finalize the expenditure levels for fiscal year 2025 was extended from March 31, 2025 to May 30, 2025. These and other restrictions may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies which are not subject to such restrictions.
A failure by us to comply with the covenants specified in the 2025 Amended Facility could result in an event of default under the agreement, which would give the lender the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under the Credit Agreement were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could adversely affect our business, financial condition and results of operations.

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
We identified material weaknesses in our internal control over financial reporting, as described below. As of January 31, 2025, these material weaknesses remain unremediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
The COVID-19 pandemic materially adversely affected our operating and financial results during fiscal year 2020 in many ways. Future pandemics or public health crises may have similar adverse effects on our business. Although we anticipate that our operating results in future fiscal years will reflect a more normal operating environment, the current economic climate has created a high degree of uncertainty and there is no assurance that our scale, number of customers, revenue or growth will return to or surpass pre-pandemic levels for a sustained period of time. As such, we continue to closely monitor global health crises in general, and will assess our strategy and operational structure in light of future developments.
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
We are subject to numerous evolving laws and regulations in the United States and around the world, including those relating to consumer protection, environmental protection, intellectual property, consumer product safety, privacy and information security, taxation, and immigration, labor, and other employment law matters, such as workplace safety, particularly in our fulfillment centers, and wage and hour regulations. There has been a continued regulatory focus on automatically renewing subscription offerings, such as ours. For example, California’s Automatic Renewal Law, and the federal Restore Online Shoppers’ Confidence Act (the “ROSCA”), require companies to adhere to enhanced disclosure and cancellation requirements when entering into automatically renewing contracts with subscription customers. Regulators and private plaintiffs have brought enforcement and litigation or arbitration actions against companies, challenging automatic renewal, terms of service, and subscription programs.
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
From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, environmental regulations, and other matters that could adversely affect our business operations and financial condition. For example, on November 14, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the Eastern District of New York against the Company, certain of its officers and directors, and the underwriters of its IPO, entitled Rajat Sharma v. Rent the Runway, Inc., et al. The complaint, which has since been amended, alleges that we violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements, and by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory damages, attorneys’ fees and costs and such other relief as deemed just and proper by the court. See Note 15, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements for more details about the class action and other matters.

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
Third parties may assert claims against us alleging that we infringe upon, misappropriate, dilute or otherwise violate their intellectual property rights. In addition, we may be subject to claims of infringement related to rental product designs and/or content provided by our third-party partners such as brands, influencers, marketing partners and other third parties. Although we aim to have contractual remedies and indemnification rights in our third-party agreements, such provisions may be inadequate. For example, third parties have sent us cease and desist letters in connection with our use of marketing and advertising assets, which could lead to claims against us. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. These claims, regardless of their merit, could be expensive and time consuming to defend and could divert management resources. We cannot predict the outcome of claims, lawsuits or administrative proceedings, and we cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. If these claims are resolved against us, we could incur significant monetary liability, or we could be prevented from renting or selling some of our products or using some of our technology. In addition, a finding of liability or other resolution of claims may require us to change our business model, redesign or rebrand our products, replace portions of our technology platform, license rights from third parties, cease using certain brand names or other intellectual property rights altogether, or make substantial payments for royalty or license fees, legal fees, disgorgement of profits, corrective advertising, settlement payments or other costs or damages. Insurance coverage for infringement claims may not be available at all or only on very limited terms, and may be inadequate to cover potential costs and losses. Further, licenses may not be available to us on reasonable terms, if at all. Any of these events could harm our business and cause our results of operations, liquidity and financial condition to suffer.
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

We are subject to rapidly changing and increasingly stringent laws, industry standards and consumer expectations relating to data privacy, data security, data protection, and consumer protection. The restrictions, obligations and costs imposed by these laws, or our actual or perceived failure to comply with them, could materially impair our ability to grow our business and negatively impact the results of our operations and subject us to liabilities that adversely affect our business, operations, and financial performance.
We collect, process, store, and use a wide variety of data from current and prospective customers, including personal information, such as home addresses, payment card numbers (through our payment processor) and approximate location information. These activities are regulated by a variety of federal, state, local, and foreign data privacy, data security, data protection and consumer protection laws and regulations, as well as industry standards and guidelines, which have become increasingly stringent in recent years. We have in the past and may continue to be subject to allegations that we have violated one or more of these laws.
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
Further, the CCPA took effect on January 1, 2020. The CCPA gives California residents expanded rights related to their personal information, including a private right of action and statutory damages for certain violations, and imposes significant compliance obligations on in-scope businesses, including restrictions on “sales” and certain disclosures of personal information that may restrict our use of cookies and similar technologies for advertising purposes, and could cause us to incur additional CCPA compliance costs or create adverse effects as a result of its restrictions. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. For example, since the CCPA went into effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in multiple additional states, and will soon be enforceable in several other states as well. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply and we could be subject to fines and penalties in the event of actual or perceived non-compliance. We expect to continue to invest in compliance initiatives and potentially implement business process changes to support our compliance efforts.
In addition, the Telephone Consumer Protection Act (the “TCPA”), imposes significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers, including requirements to obtain prior consent of the person being contacted in certain circumstances. We use text messages frequently as well as place outbound telephone calls to communicate with current and former customers. Efforts to comply with the TCPA do not prevent third-party claims (including class action lawsuits) that we have violated the TCPA from being brought, and such claims could be costly to litigate, and if successful, expose us to substantial statutory damages. Likewise, the Controlling the Assault of Non-Solicited Pornography and Marketing Act (the “CAN-SPAM”), imposes specific restrictions and requirements on our efforts to send marketing materials via email, including notice obligations and content requirements that must be addressed in our marketing emails and the ability for recipients to unsubscribe from such emails. The Federal Trade Commission and State Attorneys General also enforce a broad range of “unfair” or “deceptive” trade practice rules and regulations that expose us to potentially substantial costs, penalties, and injunctive relief in connection with all aspects of our sales, advertising, and marketing activities, as well as our subscription-based business.
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
We may not be successful in achieving compliance with the rapidly evolving privacy, data security, and data protection requirements discussed above, as well as other data privacy, security and consumer protection frameworks that currently, or may in the future, apply to us, despite our efforts to comply. All of these frameworks are constantly evolving and are not always consistent with each other, leading to uncertainty in interpretation. Additionally, despite our best compliance efforts, our service providers may not uphold their legal, regulatory or contractual obligations to comply with these data privacy, data security, data protection, or artificial intelligence requirements, thereby exposing us to risks in these areas. Any actual or perceived non-compliance could result in litigation (including class action lawsuits) and proceedings against us by governmental entities, customers or others, fines and civil or criminal penalties, limited ability or inability to operate our business, offer services, or market our business in certain jurisdictions, negative publicity and harm to our brand and reputation, and reduced overall demand for our products and offerings. Such occurrences could adversely affect our business, financial condition, and results of operations. Our insurance policies and third-party indemnification agreements may not be adequate to compensate us for the potential losses arising from any such disruptions in or failure or security intrusion of our systems or third-party systems where information important to our business operations is stored. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance policies may not cover any or all claims made against us and could have high deductibles, and defending a suit, regardless of its merit, could be costly and divert management attention.
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
As of January 31, 2025, we had federal net operating loss carryforwards of $654.4 million, $152.1 million of which will expire at various times through 2038. Furthermore, we had state net operating loss carryforwards of $633.2 million, which will expire at various times through 2045. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. While our U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, the deductibility of such federal net operating losses is limited. In addition, for state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. In 2021, we completed a Section 382 analysis covering the period beginning in March 2009 and ending in March 2021. From the study, we concluded we experienced an ownership change in 2010 (but not since then) and $1.3 million of net operating losses (“NOLs”) were subject to the limitation. However, all of those NOLs were available by the year ended January 31, 2017. In 2024, we completed an update to the prior Section 382 analysis covering the period beginning April 2021 through January 2025. From the study, we concluded we did not experience an ownership change during the analysis period. Although we believe the Section 382 analyses are accurate, any errors in the analyses could impact our conclusions and ability to utilize our NOLs effectively. We may have experienced since January 2025 and may experience in the future additional ownership changes as a result of shifts in our stock ownership, some of which may be outside of our control. Any ownership change may result in the imposition of additional limitations on our ability to utilize our NOLs existing at the time of the ownership change. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our cash flows may be adversely affected. We have recorded a full valuation allowance against our U.S. deferred tax assets, which includes net operating loss carryforwards.

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
We rely on third parties to provide payment processing infrastructure, to accept card payments from customers, process and administer gift cards, and through our banking partners, to remit payments to suppliers. These third parties may refuse to renew our agreements with them on commercially reasonable terms or at all. Furthermore, we rely on a single payment processor, which may increase our risks of being unable to process payments and deliver our products in a timely and cost-effective manner. In the event of interruption, we may not be able to develop alternate or secondary processing without incurring material additional costs and substantial delays. If these providers become unwilling or unable to provide these services to us on acceptable terms or at all, our business may be disrupted. For certain payment methods, including credit and debit cards, we pay interchange fees and other processing and gateway fees, and such fees result in significant costs. Online payment providers have also required, and may in the future require, us to provide demonstrations of credit based on providers’ perceptions of our creditworthiness. In addition, online payment providers pay fees to banks to settle funds, and there is no assurance that such online payment providers will not pass any costs on to us, as and when such costs increase. If these fees or other obligations increase over time, our operating costs will increase, which could adversely affect our business, financial condition, and results of operations.
Outages or other failures of our payment processor or third-party partners could harm our business and cause customers to lose trust in our payment operations and cause them to discontinue use of our products and services. If the quality or convenience of our payment operations or processing declines or does not keep pace with industry standards, the attractiveness of our business to customers could be adversely affected. For example, we plan to enhance our payment operations in the future; however, our efforts may be unsuccessful or delayed for various reasons and may fail to meet customer expectations. If we are forced to migrate to other third-party payment service providers for any reason, the transition would require significant time and management resources, and may not be available on acceptable terms or be as effective, efficient, or well-received by our customers.

Our business relies on third-party cloud infrastructures, and any disruption of, or interference with, our use of cloud infrastructures could adversely affect our business, financial condition or results of operations.
We have migrated a substantial portion of our primary production environment, core architecture, and data centers to a third-party cloud provider, which provides a distributed computing infrastructure as a service platform for business operations. We use another third-party cloud provider for other portions of our business. Our third-party cloud providers provide the cloud computing infrastructure we use to host our website and mobile application, serve our customers and support our operations and many of the internal tools we use to operate our business. Our website, mobile application, internal tools and operations use computing, storage, data transfer and other functions and services provided by our third-party cloud providers. We do not have control over the operations of the facilities of our third-party cloud providers. In addition, our third-party cloud providers’ facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures and other events beyond our control. In the event that any third-party provider’s systems or service abilities are hindered by any of the events discussed above, particularly in a region where our website is mainly hosted, our ability to operate our business may be impaired. A decision to close their facilities without adequate notice or other unanticipated problems or disruptions could result in lengthy interruptions to our business. Further, our agreements with our third-party cloud providers do not provide us with an adequate remedy for every scenario that could negatively affect our business and limit our third-party cloud providers’ liability. All of the aforementioned risks may be exacerbated if our business continuity and disaster recovery plans prove to be inadequate.

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

Our ability to maintain and increase the number of consumers directed to our products from digital platforms is not entirely within our control. Search engines, social media platforms and other online sources often revise their algorithms products, and APIs, introduce new advertising products and respond to regulator and/or industry standards group expectations. If one or more of the search engines or other online sources on which we rely for traffic to our website and our mobile application were to modify its general methodology for how it displays our advertisements or keyword search results or change their APIs without sufficient notice, as they have in the past and may again in the future, fewer consumers may click through to our website and our mobile application or have difficulty accessing our sites, and our business and operating results are likely to suffer. Our efforts to attract consumers and convert them into customers also rely on the use of cookies and similar tracking technologies, and our ability to use and benefit from such technologies may be restricted or prohibited by changes in the law, market practice, or technology, or third parties who are not under our control. For example, Apple utilizes “opt-in” privacy models for mobile applications using its operating system such as ours, requiring such applications to give consumers the choice to allow or deny the use of tracking technologies to engage in targeted advertising and similar activities, which may reduce the efficacy of our marketing tracking. In addition, if our online display advertisements are no longer effective or are not able to reach certain customers due to their use of ad-blocking software, our business and operating results could suffer. Furthermore, changes in customer acceptance or usage of our online sources for traffic could adversely impact the effectiveness of our advertising.
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
As existing social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire consumers and our financial condition may suffer. Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction or on our behalf to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, mass arbitrations, liability, fines or other penalties and have an adverse effect on our business, financial condition, results of operations and prospects.

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
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock and the stockholders’ agreement among us and certain stockholders have the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on Nasdaq, including our Co-Founders, and their affiliates, which will limit an investor’s ability to influence corporate matters, including a change of control.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a significant percentage of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the date of automatic conversion described below, when all outstanding shares of Class B common stock and Class A common stock will convert automatically into shares of a single class of common stock. In addition, we and certain stockholders, including our CEO, Co-Founder, President and Chair, Jennifer Y. Hyman, entered into a stockholders’ agreement in connection with our IPO with respect to the election of directors.

The holders of our Class B common stock have concentrated control may limit or preclude an investor’s ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock.
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

While we are currently in compliance with the continued listing requirements of The Nasdaq Global Market, there can be no guarantee that we will be able to maintain compliance with these requirements in the future. If we do not meet these continued listing requirements, our Class A common stock could be delisted. Delisting of our Class A common stock from the Nasdaq Global Market could cause us to pursue eligibility for trading on other markets or exchanges, or on the pink sheets. In such case, our stockholders’ ability to trade, or obtain quotations of the market value of, our ordinary shares would be severely limited because of lower trading volumes and transaction delays.

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
•changes in overall stock market conditions;
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
•if securities or industry analysts publish research about our business, or if they publish unfavorable research; and
•other events or factors, including those resulting from geopolitical conditions, including tariffs and trade policies, war, incidents of terrorism, or responses to these events.

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
Our management has broad discretion, subject to our 2025 Amended Facility, in the application of our cash resources, which may include working capital, to fund growth and for other general corporate purposes. We may also use a portion of our cash resources to acquire or make investments in businesses, products, offerings, and technologies. We may also spend or invest these proceeds in a way with which our stockholders disagree. The failure by our management to apply these funds effectively could adversely affect our ability to pursue our growth strategies and expand our business. Pending their use, we may invest these funds in a way that does not produce income or that loses value.
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
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive forum provision in our Amended Charter to be inapplicable or unenforceable in an action, we could incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.
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

Our SVP, Engineering and our VP, Technology & CISO are the members of our management team who are primarily responsible for assessing and managing our material risks from cybersecurity threats. Their team has primary responsibility for our overall cybersecurity risk management program and they supervise our internal cybersecurity personnel and our external cybersecurity consultants. Our management team has deep expertise in e-commerce and consumer retail. In addition, our VP, Technology & CISO’s experience includes developing secure products as well as head of security and CISO positions at both public and private companies.

Under the supervision of our SVP, Engineering and our VP, Technology & CISO, the security team takes steps to stay informed about and monitor efforts to prevent, detect and respond to, as well as recovery and remediation efforts with respect to cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us and participants in our vulnerability disclosure program; and alerts and reports produced by security tools deployed in our IT environment. The security team, under the leadership of the SVP, Engineering and VP, Technology & CISO, meet periodically to review the status of the cybersecurity program, including, as applicable, the status of regularly monitored cybersecurity benchmarks, responses to external or internal incidence or intelligence, oversight of third-party vendors, and progress against discrete program goals. Trends in risks, risk mitigations, long-term progress against program goals, and discrete intelligence or incidents discussed in these meetings are then shared in periodic cybersecurity reports to the Board.

Item 2. Properties
Our corporate headquarters is located in Brooklyn, New York under a lease that expires in November 2032. This lease consists of approximately 71,000 square feet of space, of which we sublease approximately 47,000 square feet to other parties. We also lease and operate two fulfillment centers in Secaucus, New Jersey and Arlington, Texas under leases that expire in August 2029 and May 2030, respectively. We also lease commercial spaces in New York City and Galway, Ireland.

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

Our Class A common stock is listed on the Nasdaq Global Market under the symbol “RENT.”

Holders of Record

As of April 11, 2025, there were approximately 129 stockholders of record of our Class A common stock and seven stockholders of record of our Class B common stock. The number of stockholders of record is based upon the actual number of holders registered on this date and does not include holders of common stock in “street name” by brokers or other entities on behalf of stockholders.

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
The following graph shows a comparison from October 27, 2021 (the date our common stock commenced trading on Nasdaq), through January 31, 2025, of the cumulative total returns for our common stock, the Nasdaq Composite Index and the S&P Retail Select Index. The graph assumes $100 was invested at the market close on October 27, 2021 in our Class A common stock, the Nasdaq Composite Index, and the S&P Retail Select Index, respectively. Such returns are based on historical results and are not intended to suggest future performance. The Nasdaq Composite Index and S&P Retail Select Index assume reinvestment of any dividends. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion focuses on fiscal years 2024 and 2023 financial condition and results of operations and year-to-year comparisons between fiscal years 2024 and 2023. Discussion of fiscal year 2022 financial condition and results of operations and year-to-year comparisons between fiscal years 2023 and 2022 are included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

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

Overview
We give customers ongoing access to our “unlimited closet” — with thousands of styles by hundreds of designer brands — through our Subscription offering or the ability to rent a-la-carte through our Reserve offering. We also give our subscribers and customers the ability to buy our products through our Resale offering, which offers customers pre-loved styles from our closet at a discount to retail price, up to 90% off of designer retail value. These offerings allow us to engage and serve our subscribers and customers across diverse use cases from everyday life to special occasions. We have served approximately 3 million lifetime customers across all of our offerings and we had 164,004 ending total subscribers2 (active and paused) as of January 31, 2025. We had 119,778 active subscribers as of January 31, 2025. The majority of our revenue is highly recurring and is generated by our subscribers. For the years ended January 31, 2025 and 2024, respectively, 88% and 88% of our total revenue (including Reserve and Resale revenue) was generated by subscribers while they were active or paused.
The variety, breadth and quantity of products we carry is important to our business, and we strategically manage the capital efficient acquisition of a high volume of items every year. We have successfully disproved the myth that fashion apparel items and accessories only last one season as we are able to rent or “turn” our products multiple times over many years. We price our rental items at a fraction of their retail or comparable value, creating an attractive price and value proposition for our subscribers and customers.
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

Recent Business Highlights:

•Returned to our customer-obsessed roots. Refocused our team on the customer. We launched our “We Heard You” customer campaign to showcase that we have listened to our customer and are laser-focused on what matters to her most, including by investing more in the rental product she desires.
•Announced the largest rental product acquisition in company history. Expecting to approximately double the new rental product coming onto the platform in fiscal year 2025. This is anticipated to include a 3-4 times increase in units on average from key brands most desired by customers.
•Expanded our cost-efficient models to acquire rental product, including the Share by RTR revenue share program and Exclusive Designs collections. Total units from the Share by RTR program are expected to increase to approximately 62% of total units in fiscal year 2025, a 2.5 times increase versus fiscal year 2024. We believe that this expansion highlights RTR’s ability to serve as a marketing channel for brands.
2 Ending total subscribers represents the number of subscribers with an active or paused membership as of the last day of the period and excludes subscribers who had an active or paused subscription during the period, but ended their subscription prior to the last day of the fiscal period.

•Rapidly improving the customer experience through a steady drumbeat of product innovations. In response to direct customer feedback and designed to improve retention, we have launched and are expecting to launch:
◦60-day customer promise, giving new members risk-free renting for their first two months, meaning we will replace any item that does not fit or feel right for free.
◦Back-in-stock notifications for customer-hearted items, which sends customers a notification when a favorite item becomes available. We plan to further expand in-stock notifications for specific styles and sizes in the near future, which is our #1 most requested new feature.
◦Enhancements to our personalized new customer onboarding experience, where members of our customer service team call new members personally to review the details of how RTR works, and answer any questions.
◦Stylist in product, which connects customers to a stylist over text or Zoom to help guide her selection of styles.
Key Operating and Financial Results. We have achieved the following operating and financial results for the years ended January 31, 2025 and 2024, respectively:

•Revenue was $306.2 million and $298.2 million, respectively, representing 2.7% growth year-over-year;
•119,778 and 125,954 ending Active Subscribers3 (excluding paused subscribers), respectively, representing a change of (5)% year-over-year;
•132,574 and 135,211 Average Active Subscribers4, respectively, representing a change of (2)% year-over-year;
•164,004 and 173,247 ending Total Subscribers (including paused subscribers), respectively, representing a change of (5)% year-over-year;
•Gross Profit was $115.9 million and $119.7 million, respectively, representing a gross margin of 37.9% and 40.1%, respectively;
•Net Loss was $(69.9) million and $(113.2) million, respectively. Net Loss as a percentage of revenue was (22.8)%, and (38.0)%, respectively, and included $0.2 million and $3.1 million of restructuring and related charges, respectively;
•Adjusted EBITDA was $46.9 million and $26.9 million, respectively, representing an Adjusted EBITDA margin of 15.3% and 9.0%, respectively;
•Net cash (used in) provided by operating activities was $12.9 million and $(15.7) million, and net cash used in investing activities was $(20.1) million and $(54.6) million, respectively;
•Net cash used in operating activities as a percentage of revenue was 4.2% and (5.3)% and net cash used in investing activities as a percentage of revenue was (6.6)% and (18.3)%, respectively; and
•Cash and Cash Equivalents was $77.4 million and $84.0 million, respectively.
Our Product Acquisition Strategy
We acquire and monetize products in three ways: Wholesale, Share by RTR and Exclusive Designs. These three product acquisition methods are strategic levers to manage our capital efficiency, profitability and product risk. Our Exclusive Designs channel partners with brands to acquire RTR-exclusive items at a lower cost, which are designed to generate higher profitability over time. Share by RTR meaningfully reduces our upfront purchases of rental product and de-risks our investment since we pay brands primarily based on item performance. Our Share by RTR arrangements with brands target delivering 75% to 100% of comparable Wholesale cost to the brand in the first year; however there is no minimum commitment other than the upfront payment, if applicable. Nearly all Share by RTR deals consummated after September 2020 include a cap on total potential payments to the brand partner.
3 Active Subscribers is defined as ending total subscribers as of period end, excluding paused subscribers.
4 Average Active Subscribers represents the mean of the beginning of quarter and end of quarter Active Subscribers for a quarterly period; and for other periods, represents the mean of the Average Active Subscribers of every quarter within that period.

The chart below summarizes the percentage of new items acquired via each method. In total, approximately 70% of new items were acquired through the more capital-efficient channels in fiscal year 2024, approximately 61% in fiscal year 2023 and approximately 58% in fiscal year 2022. Both our purchasing power and the diversification into Share by RTR and Exclusive Designs have led to a decrease in rental product capital expenditures (or Purchases of Rental Product as presented in the Consolidated Statement of Cash Flows) as a percentage of revenue over time. We plan to further decrease the percentage of units acquired through Wholesale and increase the percentage of units acquired through our more capital-efficient channels, Exclusive Designs and Share by RTR over time. We expect to incur higher purchases of rental product in fiscal year 2025 relative to fiscal year 2024 in connection with our strategy to approximately double the new rental product added to our site and made available to our customers in fiscal year 2025.

	Description	Consolidated Statement of Operations	Consolidated Balance Sheets	Consolidated Statement of Cash Flows	Percent of Items Acquired in FY 2024 / 2023 / 2022
WHOLESALE	Items are acquired directly from brands partners, typically at a discount to wholesale price	Cost is recognized through straight-line depreciation, with a three-year useful life and 20% salvage value, in the "Rental Product Depreciation and Revenue Share" line ⁽¹⁾	Total cost is capitalized as "Rental Products" in long-term assets	Total cost is recognized as a capital expenditure ("Purchases of Rental Product") at time of acquisition	30% / 39% / 42%
SHARE BY RTR ⁽²⁾	Items are acquired directly from brand partners on consignment, at zero to low upfront cost, with performance-based revenue share payments to our brand partners over time	Upfront and performance-based revenue share payments are expensed as incurred in the "Rental Product Depreciation and Revenue Share" line	Items are not capitalized on the balance sheet as we do not own them	Upfront revenue share payments flow through Net Income as incurred	48% / 33% / 27%

EXCLUSIVE DESIGNS ⁽²⁾⁽³⁾
Items are designed in collaboration with our brand partners and available exclusively on our site for a period of time.

We (or our brands) manufacture through third-party partners . We pay the brand partner an upfront fee and, in most cases, minimal revenue share payments

Upfront and, when applicable, performance-based revenue share payments are expensed as incurred in the "Rental Product Depreciation and Revenue Share" line

Manufacturing cost is recognized through straight-line depreciation, with a three-year useful life and 20% salvage value, in the "Rental Product Depreciation and Revenue Share" line ⁽¹⁾
	Manufacturing cost is capitalized as "Rental Products" in long-term assets	Upfront and, when applicable, revenue share payments flow through Net Income as incurred Manufacturing cost is recognized as a capital expenditure ("Purchases of Rental Product") at time of acquisition	22% / 28% / 31%
For additional details, refer to the section titled "Business - Our Unique Brand Partner Approach."
⁽¹⁾ The cost of accessory items, which made up less than 10% of the gross book value of rental product as of January 31, 2025, is recognized through straight-line depreciation with two-year useful life and 30% salvage value.

⁽²⁾ For Share by RTR and applicable Exclusive Designs, the Company shares a percentage of revenue less a logistics fee with the brand. This revenue includes (i) revenue attributable to each item in connection with one-time reserve rentals; (ii) revenue attributable to each item from Subscription (this is based on the number of days at home during a subscription period); and (iii) revenue attributable to each item in connection with Resale of such items, less any liquidation costs. Both the percentage of revenue, and the logistics fees, can vary depending on the brand partner. Most Share by RTR items earn revenue until a cap has been reached, at which point, title generally passes from the brand to the Company.

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

We provide a flexible offering that allows our subscribers to customize their subscription as their everyday life changes, choosing to pause and reactivate their membership as needed. We have also historically seen that many subscribers who cancel their subscription will return and resubscribe when membership again makes sense for their everyday life. Customer acquisition is dependent on organic growth, the effectiveness of our paid marketing strategy and the availability of and satisfaction with our rental product. Our acquisitions are also reliant on new customer promotions. Our promotional strategy is subject to change depending on business and market conditions. In fiscal year 2024, we have focused, and plan to continue to focus in fiscal year 2025, on improving both the availability of and satisfaction with our rental product for our Reserve and Subscription customers.
We believe customer retention plays an important role in driving business growth. Customer retention is influenced by a number of factors, including rental product in-stock levels and satisfaction, product experience, and customer service levels. Starting in fiscal year 2023, we increased the depth of our rental product purchases to improve rental product in-stock levels. We increased the depth of our rental product further in fiscal year 2024 and experienced better customer retention for fiscal year 2024 versus fiscal year 2023. In fiscal year 2025, we plan to focus on significantly increasing the quantity and quality of rental product purchases, which we believe will increase customer satisfaction and improve retention further. We are also focused on new product features as well as more personal customer service and styling.
We partly assess the health of our business by analyzing the performance of our historical customer cohorts over time. We place customers in cohorts based on the fiscal year in which they first transacted with RTR. A significant portion of our total revenue in each fiscal year is generated from customers acquired in previous years. For example, approximately one-third of our revenue in fiscal year 2024 was generated by customers who placed their first order with us in fiscal year 2018 or prior.
We also assess the productivity of our historical customer cohorts by measuring the revenue and profit we generate from all new customers over their lifetime (“LTV”) against customer acquisition costs (“CAC”). We define LTV as cumulative total revenue generated across all of our product offerings (which includes Subscription and Reserve Rental Revenue and Other Revenue) by current or previous subscribers or customers, minus fulfillment expenses, rental product depreciation and revenue share expenses, credit card fees and customer service personnel and related expenses incurred to generate such revenue divided by the number of new customers acquired during that period. Any LTV generated by a customer is assigned to the original cohort year that the customer first joined. We define CAC as total marketing expense, excluding marketing personnel and related costs incurred in a fiscal year divided by the number of new customers acquired in that period. We acquire customers efficiently as evidenced by over a majority of our lifetime customers having joined organically.

As seen in the table below, our LTV to CAC ratio has remained relatively consistent for our fiscal year 2018 through fiscal year 2024 customer cohorts, with the exception of our fiscal year 2020 cohort which was impacted by the COVID-19 pandemic. The fiscal year 2021 cohort, which benefited from strong loyalty post-recovery from the pandemic, exhibited an LTV to CAC ratio of 0.7x in its first six months and 1.3x in its first twelve months, implying that we recovered our customer acquisition cost between six months and twelve months for this cohort. Our fiscal year 2024 cohort thus far is exhibiting an LTV to CAC ratio of 0.5x in its first six months. We anticipate that the improvement in customer retention due to the greater satisfaction with our rental product along with product experience improvements will benefit the lifetime value of our customer cohorts. The performance of our historical cohorts has been consistent as our more loyal customers continue to spend with us.

Brands and Products
Ability to Acquire, Manage and Monetize Products Efficiently. Our ability to deliver an elevated experience for our subscribers and customers that keeps them loyal to RTR depends on us having the right assortment. For example, beginning in fiscal year 2023, we focused on enhancing the availability of rental product on our site by increasing the depths of our buys (i.e. acquiring more units of particular styles) and continued to pursue this strategy in fiscal year 2024. Due to our deep partnerships with brands, flexibility in our buying timelines and ability to react to advantageous retail purchasing environments, we can acquire products directly from brands in multiple cost effective ways. Our expertise in reverse logistics and garment restoration also provides us with the ability to monetize our products effectively over their useful life. Diversifying our product acquisition away from 100% Wholesale has driven higher overall product return on investment and reduced the capital needs of the business. In fiscal year 2024, approximately 70% of new items were acquired through our more capital efficient non-Wholesale channels, compared to 61% in fiscal year 2023 and 58% in fiscal year 2022. We plan to further increase the percentage of units acquired through Exclusive Designs and Share by RTR on a combined basis in fiscal year 2025. We continuously evaluate our product acquisition mix to maximize our strategic priorities.

Purchases of rental product includes the cost of wholesale products acquired in the period and other ancillary costs such as freight, where applicable. Many factors impact the purchases of rental product including our depth and acquisition mix strategy, the proportion of subscribers to total customers, timing of when those subscribers are acquired, the formality of styles, brand assortment, opportunities in the market and timing of when the rental product is received and paid for. Purchases of rental product as a percentage of revenue in fiscal year 2024 was 16% as a result of a greater proportion of rental product acquired through our Share by RTR channel combined with fewer units of rental product purchased compared to fiscal year 2023. Purchases of rental product as a percentage of revenue was 26% and 21% in fiscal year 2023 and 2022, respectively. We anticipate this percentage to increase in fiscal year 2025 compared with fiscal year 2024, despite a greater proportion of Share by RTR units, due to a significant increase in units of rental product purchased. Due to seasonality factors, we track our progress on purchases of rental product as a percentage of revenue on a full year basis, as quarterly expenditures are not necessarily reflective of full year trends. As of January 31, 2025, the quarterly and annual spend levels for rental product capital expenditures for fiscal year 2025 under our 2025 Amended Facility have not yet been finalized. Pursuant to the 2025 Amended Facility, the deadline to agree on such levels was extended from March 31, 2025 to May 30, 2025.

Ability to Achieve Leverage in our Cost Structure. Improving operational efficiency of our platform is imperative to increasing profitability. We expect certain of our operating costs to increase as order volume increases and as we make investments to grow subscribers and revenue and to enhance the customer experience. In September 2022, we announced a restructuring plan that reduced operating expenses by approximately $27 million in the four quarters following the restructuring compared to the annualized run rate for the second quarter of fiscal year 2022. In January 2024, we announced a restructuring plan expected to generate total annual operating expense savings of approximately $12 million, which primarily includes the reduction in force, with some open role closures/reduced backfills, and excludes potential hiring of new employees or other additions to the Company’s costs and expenses. Though we anticipate quarterly fluctuations in operating leverage, we expect our fixed costs to decrease as a percentage of total revenue in fiscal year 2025, and over time we anticipate that our operating costs will grow more slowly than our total revenue on an annual basis. As of January 31, 2025, the quarterly and annual spend levels for rental product capital expenditures for fiscal year 2025 under our 2025 Amended Facility have not yet been finalized. Pursuant to the 2025 Amended Facility, the deadline to agree on such levels was extended from March 31, 2025 to May 30, 2025.

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

We use Adjusted EBITDA to assess our operating performance and the operating leverage of our business prior to capital expenditures. We also measure the cash consumption of the business including capital expenditures by assessing net cash used in operating activities and net cash used in investing activities on a combined basis. The 2025 Amended Facility reduced our cash interest payments during fiscal year 2024 and reduces our cash interest payments during fiscal year 2025 relative to the original agreement, which we expect to improve our overall liquidity.
Seasonality
We experience seasonality in our business, which has been impacted due to the effects of COVID-19, the macro environment, and business decisions and may in the future continue to evolve. For our Subscription rentals, we typically acquire the highest number of subscribers in March through May and September through November, as these are the times customers naturally think about changing over their wardrobes. We generally see a higher rate of subscribers pause in the summer, and in mid-December through the end of January. In the third and fourth fiscal quarters, our Reserve offering historically (prior to COVID-19) benefited from increased wedding and holiday events but this seasonality has varied since the onset of COVID-19. For example, in fiscal year 2022, we believe that a price increase of our Subscription programs in April 2022 affected traditional seasonal patterns. In fiscal year 2023, changes in rental product in-stock levels and changes to promotional prices also disrupted typical seasonality. However, in fiscal year 2024, we observed more typical seasonal patterns. Given continued business changes, our future seasonality may not resemble historical trends.

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

Impact of Macro and Consumer Environment on Our Business

There remains significant uncertainty in the current macroeconomic and consumer environment, driven by several factors, including inflationary pressures, global trade policies and tariffs, higher interest rates, potential risk of recession, ongoing industry-wide supply chain issues, instability in the financial system, and the wars in Ukraine and the Middle East. These factors have impacted, and are expected to continue to impact, consumer discretionary spending and purchasing behavior, price sensitivity, wage rates, transportation costs, and other costs associated with our business.

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

We continue to take actions to adjust to the changing business environment and related inflationary pressure. For example, in light of potential pricing sensitivity in the current macro-economic environment, we are focused on investing in our customer and delivering even more value to her, and emphasizing the value proposition of our offering in our marketing materials. In addition, we increased wage rates during the first quarter of fiscal year 2024, and expect to raise wages in the first quarter of fiscal year 2025, to attract and retain talent at our fulfillment centers. We expect to continue to be impacted by rising labor costs in the future. Transportation costs decreased as a percentage of revenue in fiscal year 2024 due to higher revenue per order and the benefits of our September 2023 transportation contract with a major national carrier. While we expect to be able to reduce transportation costs as a percentage of revenue for fiscal year 2025, we plan to continue to mitigate longer-term rising costs by seeking to optimize shipping methods and improve contractual and pricing terms; however, unpredictable changes in global trade policies and tariffs or other significant macroeconomic or geopolitical developments may negatively impact our ability to meet our current expectations and objectives. Although we continue to face a challenging and unpredictable environment, we plan to invest in our customers, manage our staffing and further leverage our transportation partners to help to drive growth and efficiencies in our business.

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

	Years Ended January 31,
	2025	2024	2023

Active Subscribers	119,778	125,954	126,712
Average Active Subscribers	132,574	135,211	128,586
Gross Profit	$115.9	$119.7	$120.0
Net Loss	$(69.9)	$(113.2)	$(138.7)
Adjusted EBITDA (1)	$46.9	$26.9	$6.7
__________
(1)Adjusted EBITDA is a non-GAAP financial measure; for a reconciliation to the most directly comparable U.S. GAAP financial measure, net loss, and why we consider Adjusted EBITDA to be a useful metric, see “—Non-GAAP Financial Metrics” below.

Active Subscribers: Active Subscribers represents the number of subscribers with an active membership as of the last day of any given period and excludes paused subscribers. As of January 31, 2025, we had 119,778 Active Subscribers, a decrease from 125,954 as of January 31, 2024. The decrease in active subscribers was driven primarily by lower acquisitions during the year compared to the prior year due to a change in promotional strategy during the second quarter of fiscal year 2024 versus the same quarter last year and a reduction in marketing spend. The decrease in acquisitions was partially offset by improved subscriber retention.

Average Active Subscribers: Average Active Subscribers represents the mean of the beginning of quarter and end of quarter Active Subscribers for a quarterly period; and for other periods, represents the mean of the Average Active Subscribers of every quarter within that period. As of January 31, 2025, we had 132,574 Average Active Subscribers, a decrease from 135,211 as of January 31, 2024. The decline in average active subscribers was primarily due to lower acquisitions during the year compared to the prior year. The decrease in acquisitions was partially offset by improved subscriber retention.
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

Gross Profit was $115.9 million for the year ended January 31, 2025 compared to $119.7 million for the year ended January 31, 2024 representing Gross Margins of 37.9% and 40.1%, respectively. Gross Profit and Gross Margin for the year ended January 31, 2025 decreased due to the impact of higher revenue share costs and rental product depreciation as a percentage of sales, partially offset by lower fulfillment costs as a percentage of sales.

Adjusted EBITDA and Adjusted EBITDA Margin: We define Adjusted EBITDA as net loss, adjusted to exclude interest expense, rental product depreciation, other depreciation and amortization, share-based compensation expense, write-off of liquidated assets, non-recurring adjustments, non-ordinary course legal expenses, restructuring charges, loss on asset impairment related to restructuring, income tax (benefit) expense, other income and expense, and other gains / losses. Adjusted EBITDA margin as Adjusted EBITDA calculated as a percentage of total revenue, net for a period.

Net Loss was $(69.9) million for the year ended January 31, 2025 compared to $(113.2) million for the year ended January 31, 2024, representing margins of (22.8)% and (38.0)%, respectively. Net Loss improved year over year primarily due to our fixed cost reduction efforts, lower stock based compensation, lower net interest expense, and higher revenue partially offset by higher rental product depreciation and revenue share expenses. Adjusted EBITDA was $46.9 million for the year ended January 31, 2025 compared to $26.9 million for the year ended January 31, 2024, representing margins of 15.3% and 9.0%, respectively. Adjusted EBITDA margin improved year over year due to our fixed cost reduction efforts, higher revenue, lower marketing expenses, and lower fulfillment costs partially offset by higher revenue share payments due to a greater proportion of revenue share units.

We believe we have the opportunity to improve Adjusted EBITDA and offset cost increases as we increase revenue and drive operating expense leverage.
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
General and Administrative.    General and administrative (“G&A”) expenses consist of all other personnel and related costs for customer service, finance, tax, legal, human resources, fashion and photography and fixed operations costs. General and administrative expenses also includes occupancy costs (including warehouse-related), professional services, credit card fees, general corporate and warehouse expenses, other administrative costs, and gains and losses associated with asset disposals and operating lease terminations. We expect to incur lower fixed cost G&A as a percentage of revenue in the short term due to higher expected revenue driving operating leverage. Over the longer term, these expenses may increase as we grow our infrastructure to support the overall growth of the business. Rent expense and other facilities-related costs may increase in the future due to inflation or to support overall business growth and fulfillment efficiencies. While these expenses may vary from period to period as a percentage of total revenue, we expect them to decrease as a percentage of total revenue over the longer term.
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
Interest Income / (Expense).    Interest income / (expense) consists primarily of accrued paid-in-kind interest, cash interest and debt issuance cost amortization associated with our 2025 Amended Facility going forward.

The 2023 Amended Temasek Facility eliminated all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023.
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
Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following tables set forth our results of operations for the periods presented:

	Years Ended January 31,
	2025	2024	2023
	(in millions)
Revenue:
Subscription and Reserve rental revenue	$265.5	$264.9	$268.6
Other revenue	40.7	33.3	27.8
Total revenue, net	306.2	298.2	296.4
Costs and expenses:
Fulfillment	82.8	86.0	92.2
Technology	35.7	49.1	55.4
Marketing	28.2	31.2	35.1
General and administrative	86.8	101.6	109.0
Rental product depreciation and revenue share	107.5	92.5	84.2
Other depreciation and amortization	12.5	14.7	16.4
Restructuring charges	0.2	2.0	2.4
Loss on asset impairment related to restructuring	—	1.1	5.3
Total costs and expenses	353.7	378.2	400.0
Operating loss	(47.5)	(80.0)	(103.6)
Interest income / (expense), net	(24.2)	(33.7)	(36.8)
Other income / (expense), net	2.1	0.7	1.5
Net loss before income tax benefit / (expense)	(69.6)	(113.0)	(138.9)
Income tax benefit / (expense)	(0.3)	(0.2)	0.2
Net loss	$(69.9)	$(113.2)	$(138.7)
Comparison of the years ended January 31, 2025 and 2024
Total Revenue, Net.    Total revenue, net was $306.2 million for the year ended January 31, 2025, an increase of $8.0 million, or 2.7%, compared to $298.2 million for the year ended January 31, 2024. This increase was primarily driven by the increase in units purchased per subscriber combined with an increase in Reserve revenue.

In fiscal year 2025, we expect revenue to increase as we work towards growing our customer base, improving the customer experience and continuing to focus on our resale revenue.

Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $265.5 million for the year ended January 31, 2025, an increase of $0.6 million, or 0.2%, compared to $264.9 million for the year ended January 31, 2024. This increase was primarily driven by an increase in Reserve revenue compared to the same period last year.
Other Revenue.    Other revenue was $40.7 million for the year ended January 31, 2025, an increase of $7.4 million, or 22.2%, compared to $33.3 million for the year ended January 31, 2024. This increase was primarily driven by an increase in the items purchased per subscriber and an increase in the average selling price per unit. Other revenue represented 13.3% of total revenue, up from 11.2% in the same period last year.
Costs and Expenses.    Total costs and expenses were $353.7 million for the year ended January 31, 2025, a decrease of $(24.5) million, or (6.4)%, compared to $378.2 million for the year ended January 31, 2024. This decrease was primarily driven by cost savings from the January 2024 restructuring plan, lower share-based compensation expense, lower marketing expense, improvement in warehouse labor productivity, and lower hosting costs which reduced costs compared to the same period last year, offset by higher rental product depreciation and revenue share.
Fulfillment.    Fulfillment expenses were $82.8 million for the year ended January 31, 2025, a decrease of $(3.2) million, or (3.7)%, representing 27.0% of revenue, compared to $86.0 million for the year ended January 31, 2024, representing 28.8% of revenue. The decrease in fulfillment dollars and as a percentage of revenue was primarily driven by warehouse processing cost efficiencies and higher revenue per shipment that offset an increase in wage rates during the first quarter of fiscal year 2024.

In fiscal year 2025, we expect fulfillment expenses as a percentage of total revenue to decrease compared to fiscal year 2024 as a result of anticipated higher revenue per order and continued processing efficiencies.
Technology.    Technology expenses were $35.7 million for the year ended January 31, 2025, a decrease of $(13.4) million, or (27.3)%, compared to $49.1 million for the year ended January 31, 2024. This decrease was driven primarily by cost savings from the January 2024 restructuring plan, other cost saving initiatives and lower share-based compensation expense. We were able to realize these benefits while supporting growth initiatives including enhanced checkout completion and search, fit and discovery experience for the consumer. Technology expenses were 11.7% of revenue for the year ended January 31, 2025 compared to 16.5% for the same period last year as we saw increased operating leverage with higher revenue and a lower cost base post-restructuring. Technology related share-based compensation expense was $1.9 million for the year ended January 31, 2025 and was $5.5 million for the same period last year.

In fiscal year 2025, we expect technology expenses to decrease as a percentage of total revenue compared to fiscal year 2024 as a result of improved operating leverage due to higher expected revenue.
Marketing.    Marketing expenses were $28.2 million for the year ended January 31, 2025, a decrease of $(3.0) million, or (9.6)%, compared to $31.2 million for the year ended January 31, 2024. This decrease was driven primarily by lower paid marketing expenditures. Marketing expenses unrelated to personnel costs were $25.4 million in the year ended January 31, 2025 and 8.3% of revenue, compared to $28.5 million and 9.5% of total revenue for the same period last year.

In fiscal year 2025, we expect marketing expenses to decrease in dollars compared to fiscal year 2024. The timing of our marketing expenses during the year will depend in part on the timing of marketing campaigns.

General and Administrative.    General and administrative (“G&A”) expenses were $86.8 million for the year ended January 31, 2025, a decrease of $(14.8) million, or (14.6)%, compared to $101.6 million for the year ended January 31, 2024. This decrease was driven primarily by lower share-based compensation expense and cost savings from the January 2024 restructuring plan. G&A expenses as a percentage of revenue were 28.3%, compared to 34.1% last year, as we saw increased operating leverage with higher revenue and a lower cost base post-restructuring. G&A related share-based compensation expense was $7.7 million for the year ended January 31, 2025 and was $20.5 million for the year ended January 31, 2024.

In fiscal year 2025, we expect G&A expenses to decrease as a percentage of revenue compared to fiscal year 2024 due to operating leverage driven by higher revenue growth.

Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $107.5 million for the year ended January 31, 2025, an increase of $15.0 million, or 16.2%, compared to $92.5 million for the year ended January 31, 2024. The increase was primarily driven by higher Share by RTR units acquired, higher base of rental product and an increase in other revenue. Rental product depreciation and revenue share was 35.1% of revenue in the year ended January 31, 2025, up from 31.0% in the same period last year primarily due to the factors discussed above.
Other Depreciation and Amortization.    Other depreciation and amortization was $12.5 million for the year ended January 31, 2025, a decrease of $(2.2) million, or (15.0)%, compared to $14.7 million for the year ended January 31, 2024. This decrease was primarily driven by lower depreciation and amortization associated with machinery and equipment and leasehold improvements.
Restructuring Charges. Restructuring charges were $0.2 million for the year ended January 31, 2025, a decrease of $(1.8) million, or (90.0)%, compared to $2.0 million for the year ended January 31, 2024. The restructuring charges during the years ended January 31, 2025 and January 31, 2024 were for severance and related costs in connection with the January 2024 restructuring plan. These charges are reflected in Restructuring charges on our Consolidated Statement of Operations.

Corporate Restructuring Plan

On January 9, 2024, we announced a restructuring plan to focus our workforce and cost structure on key growth opportunities and support our profitability goals. The plan primarily included total workforce reductions of approximately 10% of corporate employees (primarily a reduction in force, with some open role closures/reduced backfills). No restructuring charges were recognized during the three months ended January 31, 2025.

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
Loss on Asset Impairment Related to Restructuring. Loss on asset impairment related to restructuring was $0.0 million for the year ended January 31, 2025, a decrease of $(1.1) million, or (100.0)%, compared to $1.1 million for the quarter and year ended January 31, 2024. The loss on asset impairment during the year ended January 31, 2024 related to the discontinuation of a software implementation project in connection with the January 2024 restructuring plan. The charge is reflected in Loss on asset impairment related to restructuring on our Consolidated Statements of Operations.

Interest Income / (Expense), Net.    Interest expense, net was $(24.2) million for the year ended January 31, 2025, a decrease in expense of $9.5 million, or (28.2)%, compared to $(33.7) million for the year ended January 31, 2024. This decrease was driven by lowered paid-in-kind (“PIK”) and cash interest from the 2025 Amended Facility, partially offset by higher debt discount amortization. Of the $(24.2) million total interest expense in the year ended January 31, 2025, $(27.0) million was debt discount amortization and $2.8 million was the net of interest earned, financing lease and other interest, compared to $(22.5) million of PIK interest, $0.5 million net of cash interest paid, cash interest earned, financing lease and other interest and $(11.7) million of debt discount amortization in the year ended January 31, 2024.
Other Income / (Expense), Net.    Other income / (expense), net was $2.1 million for the year ended January 31, 2025, an increase of $1.4 million, compared to $0.7 million for the year ended January 31, 2024. This increase was primarily driven by an increase in the monetization of tax credits and government grants.

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

Adjusted EBITDA and Adjusted EBITDA Margin.    Adjusted EBITDA and Adjusted EBITDA Margin are key performance measures used by management to assess our operating performance and the operating leverage of our business prior to capital expenditures. Net Loss was $(69.9) million for the year ended January 31, 2025 compared to $(113.2) million for the year ended January 31, 2024, Net Loss as a percentage of revenue was (22.8)%, and (38.0)%, respectively, and included $0.2 million and $3.1 million of restructuring and related charges, respectively. Our Adjusted EBITDA was $46.9 million for the year ended January 31, 2025 compared to $26.9 million for the year ended January 31, 2024, representing margins of 15.3% and 9.0%, respectively. Adjusted EBITDA Margin significantly improved for the year ended January 31, 2025 due to our fixed cost reduction efforts, higher revenue and lower fulfillment costs partially offset by higher revenue share payments due to a greater proportion of revenue share units.
The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Years Ended January 31,
	2025	2024	2023
	(in millions)
Net loss	$(69.9)	$(113.2)	$(138.7)
Interest (income) / expense, net (1)	24.2	33.7	36.8
Rental product depreciation	64.6	57.1	52.9
Other depreciation and amortization (2)	12.5	14.7	16.4
Share-based compensation (3)	9.7	26.2	25.4
Write-off of liquidated assets (4)	6.6	3.4	5.8
Non-recurring adjustments (5)	0.1	1.7	1.3
Non-ordinary course legal fees (6)	0.3	0.3	0.1
Restructuring charges (7)	0.2	2.0	2.4
Loss on asset impairment related to restructuring (8)	—	1.1	5.3
Income tax (benefit) / expense	0.3	0.2	(0.2)
Other (income) / expense, net (9)	(2.1)	(0.7)	(1.5)
Other (gains) / losses (10)	0.4	0.4	0.7
Adjusted EBITDA	$46.9	$26.9	$6.7
Net Loss as a percentage of revenue	(22.8)%	(38.0)%	(46.8)%
Adjusted EBITDA Margin (11)	15.3%	9.0%	2.3%
__________
(1)Includes debt discount amortization of $27.0 million in the year ended January 31, 2025, $11.7 million in the year ended January 31, 2024, and $4.3 million in the year ended January 31, 2023.
(2)Reflects non-rental product depreciation and capitalized software amortization.

(3)Reflects the non-cash expense for share-based compensation.
(4)Reflects the write-off of the remaining book value of liquidated rental product that had previously been held for sale.
(5)Non-recurring adjustments for the year ended January 31, 2025 includes $0.1 million of costs related to one-time professional fees, for the year ended January 31, 2024 includes $1.7 million of costs primarily related to debt refinancing and related fees and the option exchange, and for the year ended January 31, 2023 includes $1.3 million of costs related to public company SOX readiness.
(6)Non-ordinary course legal fees for the years ended January 31, 2025, 2024, and 2023 includes $0.3 million, $0.3 million, and $0.1 million, respectively, of costs related to a class action lawsuit.
(7)Reflects restructuring charge primarily related to severance and related costs in connection with the January 2024 and September 2022 restructuring plans.
(8)Reflects the asset impairment charges related to the discontinuation of a software implementation project in connection with the January 2024 restructuring plan in the year ended January 31, 2024 and the discontinuation of warehouse operations projects in connection with the September 2022 restructuring plan in the year ended January 31, 2023.
(9)Primarily includes the monetization of tax credits and government grants for the years ended January 31, 2025 and January 31, 2023.
(10)Includes gains / losses recognized in relation to foreign exchange, operating lease terminations and the related surrender of fixed assets (see “Note 5 - Leases – Lessee Accounting” in the Notes to the Consolidated Financial Statements).
(11)Adjusted EBITDA Margin calculated as Adjusted EBITDA as a percentage of revenue.

Liquidity and Capital Resources

We have incurred net losses from operations of $(69.9) million for the year ended January 31, 2025, have incurred significant recurring net losses since inception, has an accumulated deficit of $(1,123.0) million as of January 31, 2025, and have historically relied upon debt and equity financing to fund our operations. Our cash flows from operations for the year ended January 31, 2025 were $12.9 million. Cash out flows from investing activities were $(20.1) million for the year ended January 31, 2025. As of January 31, 2025, we had cash and cash equivalents of $77.4 million, restricted cash of $9.1 million, current liabilities of $47.4 million as of January 31, 2025 and $333.7 million of long-term debt that matures in October 2026. We currently expect that our cash and cash equivalents balance will decline in fiscal year 2025 as a result of our business plans and strategy to significantly increase the quantity and desirability of rental product available to its customers.

We are a borrower under a loan agreement with CHS (US) Management LLC (as successor in interest to Double Helix Pte Ltd.) as administrative agent for Temasek Holdings, and CHS US Investments LLC, as lender (following a debt assignment from Double Helix Pte Ltd. in March 2025). In January 2023, we entered into an amendment and restatement of such facility (the “2022 Amended Temasek Facility”). The 2022 Amended Temasek Facility extended the maturity date from October 2024 to October 2026, reduced cash interest payments by over $20 million for the two succeeding fiscal years while the total interest rate remains unchanged during this period, with subsequent increases thereafter. In connection with the 2022 Amended Temasek Facility, we also granted warrants to purchase 100,000 shares of Class A Common Stock at an exercise price of $100.00 per share, along with other clarifications and updates. In December 2023, we entered into the 2023 Amended Temasek Facility. The 2023 Amended Temasek Facility eliminated all interest (payment-in-kind and cash interest) for six full fiscal quarters beginning with the fourth quarter of fiscal year 2023, reduced the minimum liquidity maintenance covenant from $50 million to $30 million, and provided that the Company may not exceed mutually agreed upon quarterly and annual spend levels for rental product capital, fixed operating, and marketing expenditures during fiscal year 2024 of $51 million, $100 million (excluding $10 million of specified permitted expenditures), and $30 million, respectively, on an annual basis, and to-be-agreed levels for fiscal years 2025 and 2026, subject to the debt holders’ consent and certain exceptions. In fiscal year 2025, we expect to incur cash and paid-in-kind interest related to the 2025 Amended Facility beginning May 1, 2025. In March 2025, we entered into an amendment ("Eleventh Amendment") that extends the deadline to establish the 2025 quarterly and annual spend levels for rental product capital, fixed operating, and marketing expenditures to May 30, 2025. Our total indebtedness as of January 31, 2025 was $333.7 million. For a description of the terms of our current and prior credit agreements, see “Note 8 – Long-Term Debt” in the Notes to the Consolidated Financial Statements. We intend to work constructively with our lender regarding the terms of the 2025 Amended Facility.

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

The issuance of additional equity, including securities convertible into equity, would result in additional dilution to our stockholders and could reduce the market price of our stock. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. There can be no assurances that we will be able to raise additional capital which could negatively affect our liquidity in the future. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. If this occurs, our repayment obligations under the 2025 Amended Facility may be accelerated and we may be unable to meet such obligations. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.

Our future capital requirements will depend on many factors, including, but not limited to, demand for our business, rental product spend (including expected increases in rental product spend due to our planned increase in rental product unit purchases in fiscal year 2025) and the timing of investments in technology and personnel to support the overall growth of our business. We believe our existing cash and cash equivalents, and cash generated from our operations, will be sufficient to sustain our business operations, including interest payments that are scheduled to resume effective May 1, 2025, and satisfy the $30 million minimum liquidity maintenance covenant for at least the next twelve months.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Years Ended January 31,
	2025	2024	2023
	(in millions)
Net cash (used in) provided by operating activities	$12.9	$(15.7)	$(47.7)
Net cash (used in) provided by investing activities	(20.1)	(54.6)	(44.3)
Net cash provided by (used in) financing activities	(0.3)	0.7	(4.0)
Net (decrease) increase in cash and cash equivalents and restricted cash	(7.5)	(69.6)	(96.0)
Cash and cash equivalents and restricted cash at beginning of period	94.0	163.6	259.6
Cash and cash equivalents and restricted cash at end of period	$86.5	$94.0	$163.6
We also measure the cash consumption of the business including capital expenditures, by assessing net cash used in operating activities and net cash used in investing activities on a combined basis, which was $(7.2) million for the year ended January 31, 2025 and $(70.3) million for the year ended January 31, 2024. The cash consumption of the business was lower in fiscal year 2024 compared with fiscal year 2023 primarily due to lower purchases of rental product and improvements in net loss and Adjusted EBITDA compared to the prior period. The sum of net cash used in operating activities and net cash used in investing activities, as a percentage of revenue, was (2.4)% for the year ended January 31, 2025 and (23.6)% for the year ended January 31, 2024.

Net cash (used in) provided by operating activities.    For the year ended January 31, 2025, net cash provided by operating activities was $12.9 million, which consisted of a net loss of $(69.9) million, partially offset by non-cash charges of $115.4 million, reclassification of the proceeds from the sale of rental product of $28.1 million and a net change of $(4.5) million in our operating assets and liabilities. The non-cash charges were primarily comprised of $65.9 million of rental product depreciation and write-off expenses, $27.0 million of debt discount amortization, $12.8 million of other fixed and intangible asset depreciation and $9.7 million of share-based compensation.
For the year ended January 31, 2024, net cash used in operating activities was $(15.7) million, which consisted of a net loss of $(113.2) million, partially offset by non-cash charges of $132.5 million, reclassification of the proceeds from the sale of rental product of $23.3 million and a net change of $(11.7) million in our operating assets and liabilities. The non-cash charges were primarily comprised of $56.1 million of rental product depreciation and write-off expenses, $26.2 million of share-based compensation, $22.5 million of payment-in-kind interest, $15.0 million of other fixed and intangible asset depreciation, $11.7 million of debt discount amortization, and $1.1 million consisting of asset impairment charges related to the discontinuation of a software implementation project in connection with the January 2024 restructuring plan, of which $0.1 million is included in accrued expenses related to the asset impairment (see the Supplemental Cash Flow Information in Part II, Item 8. “Financial Statements and Supplementary Data”).
Net cash (used in) provided by investing activities.    For the year ended January 31, 2025, net cash used in investing activities was $(20.1) million, primarily consisting of $(49.2) million of purchases of rental product incurred in the period and $(4.4) million of purchases of fixed and intangible assets. The investment in rental product does not include an additional $2.7 million of cost for units received in the current period but not yet paid for, but does include $(1.4) million of cost for units paid for in the current period but received in the prior period (see the Supplemental Cash Flow Information in Part II, Item 8. “Financial Statements and Supplementary Data”). The investment in rental product was to support our rental product strategy. The majority of the investment in fixed and intangible assets was primarily related to machinery and equipment. The cash used in investing activities was partially offset by $28.1 million of proceeds from the sale of owned rental product and $5.4 million of proceeds from the liquidation of rental product.
For the year ended January 31, 2024, net cash used in investing activities was $(54.6) million, primarily consisting of $(77.9) million of purchases of rental product incurred in the period and $(4.6) million of purchases of fixed and intangible assets. The investment in rental product did not include an additional $3.3 million of cost for units received in the current period but not yet paid for, but did include $(5.4) million of cost for units paid for in the current period but received in the prior period (see Supplemental Cash Flow Information in Part II, Item 8. “Financial Statements and Supplementary Data”). The investment in rental product was to support our rental product strategy. The majority of the investment in fixed and intangible assets was primarily related to capitalized software and leasehold improvements. The cash used in investing activities was partially offset by $23.3 million of proceeds from sales of owned rental products and $4.6 million of proceeds from the liquidation of rental product.
Net cash provided by (used in) financing activities.    During the year ended January 31, 2025, net cash provided by financing activities was $(0.3) million, consisting of other financing payments.

During the year ended January 31, 2024, net cash used in financing activities was $0.7 million, consisting of other financing payments.

Contractual Obligations and Commitments

In December 2023, we entered into the 2023 Amended Temasek Facility, which eliminated all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023, reduced the minimum liquidity maintenance covenant from $50 million to $30 million, and provided that we may not exceed mutually agreed upon quarterly and annual spend levels for rental product capital expenditures, fixed operating expenses and marketing expenditures during fiscal year 2024 and to-be-agreed levels for fiscal years 2025 and 2026. In March 2025, we entered into the 2025 Amended Facility, which extended the deadline to agree upon the fiscal year 2025 covenant levels from March 31, 2025 to May 30, 2025. See Note 8 — Long-Term Debt in the Notes to the Consolidated Financial Statements for more information. As of January 31, 2025, we had approximately $333.7 million of total debt outstanding, none of which matures within the next 12 months. See “Note 8 — Long-Term Debt” in the Notes to the Consolidated Financial Statements for more information. See “Note 5 – Leases – Lessee Accounting” in the Notes to the Consolidated Financial Statements for our minimum fixed lease obligations under existing lease agreements as of January 31, 2025. See “Note 15 - Commitments and Contingencies” in the Notes to the Consolidated Financial Statements for our minimum purchase commitments for technology services as of January 31, 2025.
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

Upon grant of awards, we also estimate an amount of forfeitures that will occur prior to vesting. We estimate forfeitures based on the dynamic forfeiture model based on our historical forfeitures of stock options adjusted to reflect future changes in facts and circumstances, if any. There were no stock options granted during the years January 31, 2025 and 2024.

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

Given the Company’s stock price decline during the third quarter of fiscal year 2023 and the fourth quarter of fiscal year 2024, the Company concluded a triggering event had occurred and performed an impairment analysis of its long-lived assets as of October 31, 2023 and January 31, 2025. The Company performed a quantitative assessment using the undiscounted future cash flows expected to be generated by the use and eventual disposition of the Company’s long-lived assets group. The assessment included consideration of key factors including projected enterprise cash flows, market capitalization and the fair value of the Company’s debt facility. Based on the quantitative assessment performed, undiscounted cash flows expected to be generated by the use and eventual disposition of the Company’s long-lived assets exceeded their carrying values and therefore no impairment was recognized for the years ended January 31, 2024 and January 31, 2025.
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

Interest Rate Risk
As of January 31, 2025, we had cash and cash equivalents of $77.4 million and $333.7 million of debt outstanding under the 2025 Amended Facility. Cash and cash equivalents consist primarily of cash held in financial institutions within the United States and Ireland and cash in transit from third-party credit card providers. Borrowings under the 2025 Amended Facility bear interest at fixed rates. We have minimal exposure to market risk relating to changes in interest rates as they can affect the amount of interest income we earn on our cash. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of January 31, 2025, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements.

Foreign Currency Risk
Our net revenue is denominated in U.S. dollars and a portion of our operating expenses are incurred outside the United States, denominated in foreign currencies. Accordingly, our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our Consolidated Statements of Operations. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. As of January 31, 2025, a hypothetical 10% change in the relative value of the U.S. dollar to other currencies would not have had a material effect on our results of operations.

Inflation Risk
In recent months, persistent inflation has continued to result in rising transportation, wages, rental product and other costs in the United States and overseas. For a discussion of recent wage increases and transportation costs related, in part, to inflationary pressures, see “Impact of Macro and Consumer Environment on Our Business” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenue. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rent the Runway, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rent the Runway, Inc. and its subsidiary (the “Company”) as of January 31, 2025 and 2024, and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring net losses since inception and has long-term debt with a maturity date in October 2026. Management’s evaluation of the events and conditions and plans to mitigate these matters are also described in Note 3.

/s/ PricewaterhouseCoopers LLP
New York, New York
April 15, 2025

We have served as the Company’s auditor since 2020.

RENT THE RUNWAY, INC. Consolidated Balance Sheets
(In millions, except share and per share amounts)

	January 31,	January 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$77.4	$84.0
Restricted cash, current	4.7	5.2
Prepaid expenses and other current assets	11.8	13.0
Total current assets	93.9	102.2
Restricted cash	4.4	4.8
Rental product, net	73.3	94.0
Fixed assets, net	28.3	35.7
Intangible assets, net	2.4	3.4
Operating lease right-of-use assets	32.1	33.9
Other assets	5.6	4.5
Total assets	$240.0	$278.5
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6.2	$5.8
Accrued expenses and other current liabilities	20.3	21.7
Deferred revenue	10.2	10.9
Customer credit liabilities	6.0	6.3
Operating lease liabilities	4.7	3.4
Total current liabilities	47.4	48.1
Long-term debt, net	333.7	306.7
Operating lease liabilities	41.0	45.3
Other liabilities	0.4	0.7
Total liabilities	422.5	400.8
Commitments and Contingencies (Note 15)
Stockholders’ equity (deficit)
Class A common stock, $0.001 par value; 300,000,000 shares authorized as of January 31, 2025 and 2024; 3,761,469 and 3,390,587 shares issued and outstanding as of January 31, 2025 and 2024, respectively	—	—
Class B common stock, $0.001 par value; 50,000,000 shares authorized as of January 31, 2025 and 2024; 155,463 and 154,928 shares issued and outstanding as of January 31, 2025 and 2024, respectively	—	—
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of January 31, 2025 and 2024; 0 shares issued and outstanding as of January 31, 2025 and 2024	—	—
Additional paid-in capital	940.5	930.8
Accumulated deficit	(1,123.0)	(1,053.1)
Total stockholders’ equity (deficit)	(182.5)	(122.3)
Total liabilities and stockholders’ equity (deficit)	$240.0	$278.5

The accompanying notes are an integral part of these consolidated financial statements.

RENT THE RUNWAY, INC. Consolidated Statements of Operations
(In millions, except share and per share amounts)

	Years Ended January 31,
	2025	2024	2023
Revenue:
Subscription and Reserve rental revenue	$265.5	$264.9	$268.6
Other revenue	40.7	33.3	27.8
Total revenue, net	306.2	298.2	296.4
Costs and expenses:
Fulfillment	82.8	86.0	92.2
Technology	35.7	49.1	55.4
Marketing	28.2	31.2	35.1
General and administrative	86.8	101.6	109.0
Rental product depreciation and revenue share	107.5	92.5	84.2
Other depreciation and amortization	12.5	14.7	16.4
Restructuring charges	0.2	2.0	2.4
Loss on asset impairment related to restructuring	—	1.1	5.3
Total costs and expenses	353.7	378.2	400.0
Operating loss	(47.5)	(80.0)	(103.6)
Interest income / (expense), net	(24.2)	(33.7)	(36.8)
Other income / (expense), net	2.1	0.7	1.5
Net loss before income tax benefit / (expense)	(69.6)	(113.0)	(138.9)
Income tax benefit / (expense)	(0.3)	(0.2)	0.2
Net loss	$(69.9)	$(113.2)	$(138.7)
Net loss per share attributable to common stockholders, basic and diluted	$(18.51)	$(33.12)	$(43.17)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	3,776,633	3,418,382	3,212,746

The accompanying notes are an integral part of these consolidated financial statements.

RENT THE RUNWAY, INC. Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In millions, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of January 31, 2022	3,151,838	$—	$872.3	$(801.2)	$71.1
Stock issued under stock incentive plan	99,300	—	—	—	—
Issuance of warrants	—	—	6.9	—	6.9
Share-based compensation expense	—	—	25.4	—	25.4
Net loss	—	—	—	(138.7)	(138.7)
Balances as of January 31, 2023	3,251,138	—	904.6	(939.9)	(35.3)
Stock issued under stock incentive plan	294,377	—	—	—	—
Share-based compensation expense	—	—	26.2	—	26.2
Net loss	—	—	—	(113.2)	(113.2)
Balances as of January 31, 2024	3,545,515	—	930.8	(1,053.1)	(122.3)
Stock issued under stock incentive plan	371,417	—	—	—	—
Share-based compensation expense	—	—	9.7	—	9.7
Net loss	—	—	—	(69.9)	(69.9)
Balances as of January 31, 2025	3,916,932	$—	$940.5	$(1,123.0)	$(182.5)

The accompanying notes are an integral part of these consolidated financial statements.

RENT THE RUNWAY, INC. Consolidated Statements of Cash Flows
(In millions)

	Years Ended January 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net loss	$(69.9)	$(113.2)	$(138.7)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Rental product depreciation and write-offs	46.2	44.0	46.2
Write-off of rental product sold	18.4	13.1	6.7
Other depreciation and amortization	12.5	14.7	16.4
Loss from lease termination and write-off of fixed and intangible assets	0.3	0.3	0.6
Loss on asset impairment related to restructuring	—	1.0	4.9
Proceeds from rental product sold	(28.1)	(23.3)	(17.9)
(Gain) / loss from liquidation of rental product	1.3	(1.0)	(2.7)
Accrual of paid-in-kind interest	—	22.5	14.3
Amortization of debt discount	27.0	11.7	4.3
Share-based compensation expense	9.7	26.2	25.4
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1.1	1.1	(2.8)
Operating lease right-of-use assets	1.8	(7.2)	2.0
Other assets	(1.1)	(1.2)	0.9
Accounts payable, accrued expenses and other current liabilities	(2.0)	(8.4)	(3.9)
Deferred revenue and customer credit liabilities	(1.0)	(1.6)	1.5
Operating lease liabilities	(3.0)	6.0	(4.6)
Other liabilities	(0.3)	(0.4)	(0.3)
Net cash (used in) provided by operating activities	12.9	(15.7)	(47.7)
INVESTING ACTIVITIES
Purchases of rental product	(49.2)	(77.9)	(62.1)
Proceeds from liquidation of rental product	5.4	4.6	8.8
Proceeds from sale of rental product	28.1	23.3	17.9
Purchases of fixed and intangible assets	(4.4)	(4.6)	(8.9)
Net cash (used in) provided by investing activities	(20.1)	(54.6)	(44.3)
FINANCING ACTIVITIES
Proceeds from short-term financing agreements	2.0	1.6	—
Other financing payments	(2.3)	(0.9)	(4.0)
Net cash provided by (used in) financing activities	(0.3)	0.7	(4.0)
Net (decrease) increase in cash and cash equivalents and restricted cash	(7.5)	(69.6)	(96.0)
Cash and cash equivalents and restricted cash at beginning of period	94.0	163.6	259.6
Cash and cash equivalents and restricted cash at end of period	$86.5	$94.0	$163.6
The accompanying notes are an integral part of these consolidated financial statements.

RENT THE RUNWAY, INC. Consolidated Statements of Cash Flows

(in millions)

	Years Ended January 31,
	2025	2024	2023
Reconciliation of Cash and Cash Equivalents and Restricted Cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$77.4	$84.0	$154.5
Restricted cash, current	4.7	5.2	3.1
Restricted cash, noncurrent	4.4	4.8	6.0
Total cash and cash equivalents and restricted cash	$86.5	$94.0	$163.6

Supplemental Cash Flow Information:
Cash payments (receipts) for:
Interest paid on loans	$—	$9.6	$19.8
Interest paid on financing leases	0.1	0.2	0.1
Fixed operating lease payments, net	10.9	11.1	13.5
Fixed assets and intangibles received in the prior period	0.3	0.1	0.8
Rental product received in the prior period	1.4	5.4	6.5
Non-cash financing and investing activities:
Financing lease right-of-use asset amortization	$0.5	$0.6	$0.5
ROU assets obtained in exchange for lease liabilities	0.8	—	1.2
Adjustments to ROU assets or lease liabilities due to modification or other reassessment events to operating and finance leases	—	10.3	(1.2)
Purchases of fixed assets and intangibles not yet settled	—	0.3	0.1
Purchases of rental product not yet settled	2.7	3.3	5.4
Reconciliation of loss on asset impairment:
Accrued expense related to the loss on asset impairment	$—	$0.1	$0.4

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
2.Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). As further discussed in the Reverse Stock Split section below, all per share amounts and common shares amounts have been adjusted on a retroactive basis to reflect the Reverse Stock Split (as defined below) which became effective in April 2024.
Reverse Stock Split
The Company’s Amended and Restated Certificate of Incorporation as of October 29, 2021 authorizes the Company to issue 300,000,000 shares of Class A common stock, par value $0.001 per share, 50,000,000 shares of Class B common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share.

In March 2024, the Company’s stockholders approved, and the Company’s Board of Directors selected, a 1-for-20 reverse stock split of outstanding shares of Class A common stock and Class B common stock (the “Reverse Stock Split”). The 1-for-20 Reverse Stock Split became effective on April 2, 2024 and began trading on the Nasdaq Capital Market on a post-split basis on April 3, 2024. See Note 12 - Stockholders’ Equity for additional information.
Fiscal Year
The Company’s fiscal year ends on January 31 of the next calendar year. For example, references to “fiscal year 2025” refer to the fiscal year ending January 31, 2026, references to “fiscal year 2024” refer to the fiscal year ended January 31, 2025, and references to “fiscal year 2023” refer to the fiscal year ended January 31, 2024.
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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The key measure of segment profit or loss that the CODM uses to make operating decisions, allocate resources, and evaluate financial performance is the Company’s net loss as reported in the Company’s consolidated statements of operations.

Significant expenses within net loss include fulfillment, technology, marketing, and general and administrative expenses, rental product depreciation and revenue share, and other depreciation and amortization. These operating expenses are each separately presented in the consolidated statements of operations. Other segment items within net loss include interest income (expense), net, other income (expense), net and income tax benefit (expense). The CODM evaluates financial performance by comparing consolidated expenses against the budget and forecasted expenses to inform decision-making.

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
As of January 31, 2025, the effects of the macroeconomic environment on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
Concentrations of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash investments with high credit quality financial institutions. The Company believes no significant credit risk exists with respect to these financial instruments.
No single customer accounted for more than 5% of the Company’s revenue during the years ended January 31, 2025, 2024, and 2023.
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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include funds in transit from banks for customer credit card transactions that settle in less than seven days. These funds totaled $1.7 million and $3.3 million as of January 31, 2025 and 2024, respectively.

As of January 31, 2025 and 2024, the Company had $9.1 million and $10.0 million, respectively, of current and noncurrent restricted cash that consisted primarily of letters of credit pledged as security deposits for the headquarters and operational facilities leases and letters of credit for rental product purchases and credit card transactions.
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

Once it is no longer considered rentable, rental product in a sellable condition is classified as held for sale and written down to salvage value. The value of rental product held for sale as of January 31, 2025 and 2024 was $2.0 million and $3.0 million, respectively. The accelerated depreciation related to rental product held for sale was $5.7 million, $4.9 million, and $6.9 million for the years ended January 31, 2025, 2024, and 2023, respectively. The accelerated depreciation is presented on the consolidated statements of operations within Rental product depreciation and revenue share.

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

The purchases of rental product as well as the proceeds from the sale and liquidation of rental product are classified as cash flows from investing activities on the consolidated statements of cash flows because the predominant activity of the rental product purchased is to generate rental revenue and such classification is consistent with the classification of long-term asset activity. Proceeds from the liquidation of rental product, net of costs to sell, were $5.4 million, $4.6 million, and $8.8 million for the years ended January 31, 2025, 2024, and 2023, respectively. Proceeds from the sale of rental product were $28.1 million, $23.3 million, and $17.9 million for the years ended January 31, 2025, 2024, and 2023, respectively.

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
Revenue Recognition
Subscription and a-la-carte rental fees (“Subscription and Reserve rental revenue”) are recognized in accordance with Accounting Standard Update (“ASU”) 2016-02, Leases, Topic 842 (“ASC 842”). Other revenue, primarily related to the sale of rental product, is recognized under ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”) at the date of delivery of the product to the customer. Other revenue represented 13%, 11%, and 9% of total revenue for the years ended January 31, 2025, 2024, and 2023, respectively.
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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The Company issued new gift cards during the year ended January 31, 2025. The new gift cards issued during the year were immaterial to the Company’s consolidated financial statements. During the years ended January 31, 2024 and 2023, the Company did not issue any new gift cards but customers were able to redeem gift cards sold in previous years. The Company recognizes a liability at the time a gift card or customer credit is issued, and revenue is recognized upon redemption of the gift card or credit. The Company’s gift card liability is presented within Accrued expenses and other current liabilities on the Consolidated Balance Sheets and the Company’s customer credit liability is presented on the Consolidated Balance Sheets. During the year ended January 31, 2025, $1.1 million of credits included in the customer credit liability as of January 31, 2024 were redeemed. Gift cards and customer credits do not have expiration dates. Over time, a portion of these instruments is not redeemed. The Company recognizes breakage income related to these instruments based on the redemption pattern method. The Company continues to maintain the full liability for the unredeemed portion of the gift cards and credits when the Company has any legal obligation to remit such credits to government authorities in relevant jurisdictions.
Subscription and Reserve Rental Revenue
Subscription fees are recognized ratably over the subscription period, commencing on the date the subscriber enrolls in the rental program. The fees are collected upon enrollment. The subscription automatically renews on a monthly basis until cancelled or paused by the customer. Subscribers can pause or cancel their subscriptions at any time.
The Company recognizes fees for a-la-carte rentals ratably over the rental period, which starts with the date of delivery of rental product to the customer. A-la-carte rental orders can be placed up to four months prior to the rental start date (increased from two months prior to the rental start date beginning in June 2024) and the customer’s payment form is charged upon order confirmation. The Company defers recognizing the fees and any related promotions for a-la-carte rentals until the date of delivery, and then recognizes those fees ratably over the four- or eight-day rental period. Additionally, the Company receives consideration from late fees associated with its subscription and reserve rental programs, which are considered variable lease payments.
The Company accrues for credits and refunds issued subsequent to the balance sheet date that relate to rentals prior to the balance sheet date. These amounts were not material as of January 31, 2025 and 2024.

For lessors, ASC 842 provides a practical expedient to elect not to evaluate whether certain sales taxes and other similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction are the primary obligation of the lessor as owner of the underlying leased asset. This practical expedient was applied by the Company and it excludes these taxes from the measurement of lease revenue and the associated expense. Additionally, the Company has elected the practical expedient under ASC 842 to not separate nonlease components from associated lease components for all asset classes. The Company considers the rental product as the lease component and shipping services performed during the lease term as nonlease components.

Other Revenue
Other revenue consists primarily of revenue from the sale of rental product. The Company recognizes revenue from the sale of rental product in accordance with ASC 606. Sale of rental product occurs when a customer purchases rental product at a discounted price, calculated as a percentage of retail value. Payment is due upon order confirmation and there is no financing component. The single performance obligation associated with rental product sales is generally satisfied upon delivery of the rental product to the customer. The Company does not have any material contractual receivables, assets or liabilities with respect to other revenue as of January 31, 2025 and 2024.

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

Marketing
Marketing expenses include online and mobile marketing, search engine optimization and email costs, marketing payroll and related expenses, agency fees, printed collateral, consumer research, and other related costs. Advertising costs amounted to $25.4 million, $28.5 million, and $30.7 million for the years ended January 31, 2025, 2024, and 2023, respectively. Costs associated with advertising campaigns are expensed when the advertising first appears in the media, and other advertising costs are expensed as incurred.

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
Share-Based Compensation
The Company recognizes all employee share-based compensation as an expense in the consolidated financial statements. Equity classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service period of the award. Determining the fair value of options at the grant date requires judgment, including the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividend yield. The fair value of common stock post initial public offering (“IPO”) is based on the closing price of the common stock on the date of grant as reported on Nasdaq. Upon grant of awards, the Company also estimates an amount of forfeitures that will occur prior to vesting. There were no stock options granted during the years ended January 31, 2025 and 2024.

The Company has granted two types of restricted stock units (“RSUs”). Prior to the Company’s IPO, the Company granted RSUs which vest only upon satisfaction of both time-based service and liquidity-based conditions. The Company records share-based compensation expense for such RSUs on an accelerated attribution method over the requisite service period and only once the liquidity-based condition is satisfied. The liquidity-based vesting condition was satisfied upon the effectiveness of the Company’s IPO. Share-based compensation related to any remaining time-based service for these RSUs after the liquidity-based event is recorded over the remaining requisite service period. Post IPO, the Company has granted RSUs which vest upon satisfaction of time-based service conditions. The Company records share-based compensation expense for these RSUs on a straight-line basis over the requisite service period. See Note 13 – Share-based Compensation Plans for a description of the accounting for share-based awards.

Interest Income and Expense

Interest income and expense consist primarily of interest on the Company’s debt facility, debt discount amortization, and financing lease interest expense offset by interest income earned. The Company recognized interest and debt discount amortization expense of $27.2 million, $38.9 million, and $38.7 million for the years ended January 31, 2025, 2024, and 2023, respectively.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

Income Taxes
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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

During the years ended January 31, 2025 and 2024, the Company evaluated whether events or circumstances had changed such that it would indicate it is more likely than not that the carrying value of its long-lived assets may not be recoverable (triggering event). Given the Company’s stock price decline during the fourth quarter of fiscal year 2024 and the third quarter of fiscal year 2023, the Company concluded a triggering event had occurred and performed an impairment analysis of its long-lived asset groups as of January 31, 2025 and October 31, 2023. As of January 31, 2025, the Company’s long-lived asset groups consist of its sole reporting unit and the ROU asset related to the subleased ninth floor of its corporate headquarters in Brooklyn, NY. In connection with the commencement of the sublease in December 2024, the Company concluded the ROU asset for the subleased ninth floor to be its own asset group. Refer to Note 5 - Leases – Lessee Accounting for further details. The Company performed a quantitative assessment using the undiscounted future cash flows expected to be generated by the use and/or eventual disposition for each of the Company’s long-lived asset groups. The assessment for the Company’s sole reporting unit included consideration of key factors including projected enterprise cash flows, market capitalization and the fair value of the Company’s debt facility. The assessment for the ninth floor sublease of the Company’s corporate headquarters in Brooklyn, NY included consideration of the undiscounted future cash flows expected to be generated by the sublease. Based on the quantitative assessments, the undiscounted cash flows expected to be generated by the use and/or eventual disposition, as applicable, of the Company’s long-lived assets exceeded their carrying values. Therefore, no impairment was recognized as a result of these analyses for the years ended January 31, 2025 and 2024.
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
Recently Issued and Adopted Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The ASU must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. The Company adopted this standard during the year ended January 31, 2025 and enhanced its segment reporting disclosures. Refer to the “Segment Information” section above. Adoption of this standard did not have a material impact on the consolidated financial statements.

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
Recently Issued Accounting Pronouncements
Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date to clarify the effective date of ASU 2024-03. The amendments require disclosure of additional information about specific expense categories in the notes to the financial statements. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments are to be applied either prospectively to financial statements issued for reporting periods after the effective date of this Update or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of this standard will have on the consolidated financial statements.

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
3.Liquidity
The Company has incurred net losses from operations of $(69.9) million for the year ended January 31, 2025, has incurred significant recurring net losses since inception, has an accumulated deficit of $(1,123.0) million as of January 31, 2025, and has historically relied on debt and equity financing to fund its operations. The Company’s cash flows from operations for the year ended January 31, 2025 were $12.9 million. Cash out flows from investing activities for the year ended January 31, 2025 were $(20.1) million. As of January 31, 2025, the Company held cash and cash equivalents of $77.4 million and long-term debt of $333.7 million with a maturity date in October 2026.
The Company has experienced year-over-year revenue growth, a reduction in net losses in fiscal years 2024 and 2023 and significantly reduced its cash flows from operations plus cash flows generated (used) in investing during the year ended January 31, 2025. To the extent the Company is impacted by macroeconomic trends, or other factors, including, but not limited to, lower demand for our business, increased rental product spend, the Company plans to reduce fixed and variable costs accordingly and has established plans to preserve existing cash liquidity, which includes additional reductions to labor, operating expenses, and/or capital expenditures. However, these actions may not provide sufficient incremental liquidity to fund the Company’s long-term obligations when they become current.

On March 31, 2025, the Company entered into an Eleventh Amendment to the Credit Agreement with CHS (US) Management LLC (formerly Double Helix Pte Ltd. prior to January 2025) as administrative agent, and CHS US Investments LLC, as lender (as amended, the “2025 Amended Facility”). The 2025 Amended Facility amended the 2023 Amended Temasek Facility (as defined herein) to extend the deadline to mutually agree upon the Company’s fiscal year 2025 expenditure levels – covering rental product capital expenditures, fixed operating expenditures and marketing expenditures – from March 31, 2025 to May 30, 2025. The 2023 Amended Temasek Facility modified the Company’s obligations under the 2022 Amended Temasek Facility (as defined herein) to (i) eliminate all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023; (ii) reduce the minimum liquidity maintenance covenant under the 2023 Amended Temasek Facility from $50 million to $30 million; and (iii) provide that the Company may not exceed mutually agreed upon quarterly and annual spend levels for rental product capital expenditures, fixed operating expenditures and marketing expenditures during fiscal year 2024 of $51 million, $100 million (excluding $10 million of specified permitted expenditures), and $30 million, respectively, on an annual basis and to-be-agreed levels for fiscal years 2025 and 2026, subject to the debt holder’s consent and certain exceptions as defined in the agreement. In the event that the Company fails to comply with the covenants specified in the 2023 Amended Temasek Facility, the lender has the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable.

The Company’s 2025 Amended Facility matures in October 2026. The Company intends to work constructively with the lender regarding the terms of such debt agreement. If the Company is unable to successfully restructure its long term debt beyond the period of twelve months from the date these financial statements are issued, its liquidity, results of operations, cash flows, and financial condition may be adversely impacted. However, the Company believes that it will have sufficient liquidity from cash on-hand and future operations to sustain its business operations, including interest payments that are scheduled to resume May 1, 2025, and satisfy the $30 million minimum liquidity maintenance covenant for at least the next twelve months from the date these financial statements are issued.

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

Restructuring charges of $0.2 million and $2.0 million for severance and related costs were recognized during the years ended January 31, 2025 and 2024, respectively, and are reflected in Restructuring charges on the Company’s Consolidated Statements of Operations. Cumulative charges related to severance and related costs incurred to date in connection with the January 2024 restructuring plan were $2.2 million. Accrued restructuring charges were $0.2 million and $0.7 million as of January 31, 2025 and 2024, respectively.

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

During the year ended January 31, 2025, the Company entered into a sublease agreement for the ninth floor of its corporate headquarters in Brooklyn, NY for the remainder of the lease term through November 2032. The sublease commenced in December 2024 and does not relieve the Company of its primary lease obligations. The Company recorded immaterial additional assets for the sublease and the net amount received from the sublease is recorded in general and administrative expenses on the Consolidated Statements of Operations. As a result of the ninth floor sublease, the Company concluded that a triggering event had occurred and performed an impairment analysis of the related ROU asset group. The Company performed a quantitative assessment using the undiscounted future cash flows expected to be generated by the sublease. Based on the quantitative assessment, the undiscounted cash flows expected to be generated by the ROU asset exceeded its carrying value. As a result, no impairment was recognized for the year ended January 31, 2025.

As of January 31, 2025 and 2024, the weighted-average remaining lease term for operating leases was 6.58 years and 7.50 years, respectively, and the weighted-average discount rate was 16.11% and 16.12%, respectively. As of January 31, 2025 and 2024, the weighted-average remaining lease term for financing leases was 5.92 years and 4.73 years, respectively, and weighted-average discount rate was 16.62% and 16.44%, respectively.

The following table summarizes the components of lease costs incurred by the Company during the years ended January 31, 2025, 2024 and 2023:

	January 31,
	2025	2024	2023
Operating lease costs	$10.1	$9.6	$11.3
Short-term lease costs	—	—	—
Total fixed lease costs	10.1	9.6	11.3
Variable lease costs	40.9	33.4	30.7
Total lease costs	51.0	43.0	42.0
Sublease income	(2.0)	(1.8)	(3.2)
Total lease costs, net	$49.0	$41.2	$38.8

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The following table summarizes the Company’s minimum fixed lease obligations under existing agreements as a lessee, excluding variable payments and short-term lease payments, as of January 31, 2025:

	Operating	Financing
Fiscal year:
2025	$11.4	$0.3
2026	11.5	0.1
2027	11.2	0.1
2028	11.3	0.1
2029	10.0	0.1
Thereafter	18.9	0.2
Total minimum lease payments	74.3	0.9
Imputed interest	(28.6)	(0.3)
Lease liabilities as of January 31, 2025	$45.7	$0.6

6.Rental Product, Net
Rental product, net consisted of the following:

	January 31,	January 31,
	2025	2024

Apparel	$138.2	$165.3
Accessories	4.2	6.6
	142.4	171.9
Less accumulated depreciation	(69.1)	(77.9)
Rental product, net	$73.3	$94.0
Depreciation and write-offs related to rental product, including write-offs of rental products sold, was $64.6 million, $57.1 million, and $52.9 million for the years ended January 31, 2025, 2024, and 2023, respectively.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

7.Fixed and Intangible Assets, Net
Fixed and intangible assets, net consisted of the following:

	January 31,	January 31,
	2025	2024
Leasehold improvements	$55.2	$54.5
Machinery and equipment	47.2	46.8
Reusable packaging	3.0	2.9
Computer hardware	4.3	4.5
Furniture and fixtures	3.8	4.0
Financing lease ROU assets	2.5	2.6
	116.0	115.3
Less accumulated depreciation	(87.7)	(79.6)
Fixed assets, net	$28.3	$35.7

Software assets	$21.5	$22.3
Less accumulated amortization	(19.1)	(18.9)
Intangible assets, net	$2.4	$3.4

Depreciation related to fixed assets was $10.3 million, $12.0 million, and $12.7 million for the years ended January 31, 2025, 2024, and 2023, respectively. Amortization of intangible assets was $2.2 million, $2.7 million, and $3.7 million for the years ended January 31, 2025, 2024, and 2023, respectively. See Note 5 — Leases – Lessee Accounting for further details related to the finance lease ROU assets included in Fixed assets, net on the Consolidated Balance Sheets.

As of January 31, 2025, expected amortization of intangible assets (excluding software projects not yet deployed) is as follows:

Fiscal year:
2025	$1.3
2026	0.3
2027	—
Thereafter	—
Total future amortization	$1.6

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

8.Long-Term Debt
Summary
The following table summarizes the Company’s long-term debt outstanding as of January 31, 2025 and 2024:

	January 31,	January 31,
	2025	2024
Debt Facility principal outstanding	$271.6	$271.6
Add: payment-in-kind interest	40.3	40.3
Add (Less): unamortized debt premium (discount)	21.8	(5.2)
Debt Facility, net	333.7	306.7
Less: current portion of long-term debt	—	—
Total noncurrent long-term debt	$333.7	$306.7
Debt Facility
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

In December 2023, the Company entered into an amendment to the 2022 Amended Temasek Facility (the “2023 Amended Temasek Facility”). This transaction was accounted for as a troubled debt restructuring. The terms of the amendment provide for, (i) elimination of all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023; (ii) reduction of the minimum liquidity maintenance covenant under the 2023 Amended Temasek Facility from $50 million to $30 million; and (iii) additional covenants requiring the Company to comply with mutually agreed upon quarterly and annual spend levels for rental product capital expenditures, fixed operating expenditures and marketing expenditures during fiscal year 2024 of $51 million, $100 million (excluding $10 million of specified permitted expenditures), and $30 million, respectively, on an annual basis and to-be-agreed levels for fiscal years 2025 and 2026, subject to the debt holders’ consent and certain exceptions. The Company did not record a gain in connection with the restructuring as the total undiscounted future cash payments specified in the 2023 Temasek Facility Amendment exceeded the carrying value of debt. The effective interest rate for the 2023 Amended Temasek Facility as of January 31, 2024 was 8.44%. The Company amortizes the debt discount or premium using the effective interest method over the remaining term of the facility including the six full fiscal quarters during which payment-in-kind and cash interest were eliminated.

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

In March 2025, the Company entered into an amendment to the 2023 Amended Temasek Facility (the “2025 Amended Facility”). The 2025 Amended Facility amended the 2023 Amended Temasek Facility to extend the deadline to mutually agree upon the Company’s fiscal year 2025 expenditure levels – covering rental product capital expenditures, fixed operating expenditures and marketing expenditures – from March 31, 2025 to May 30, 2025.

The Company determined that all of the embedded features of the Temasek Facility, 2021 Amended Temasek Facility, 2022 Amended Temasek Facility, 2023 Amended Temasek Facility, and 2025 Amended Facility were clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s consolidated financial statements.

In January 2025, CHS (US) Management LLC replaced Double Helix Pte Ltd. as administrative agent for Temasek Holdings. In March 2025, all of the rights and obligations under the 2025 Amended Facility previously held by Double Helix Pte Ltd were assigned to CHS US Investments LLC, an entity under common Control (as defined in the 2025 Amended Facility) with Temasek Holdings (Private) Limited, pursuant to an assignment agreement executed in accordance with the credit facility.
Covenants
The Company was in compliance with all applicable financial covenants as of January 31, 2025 and through the date of this filing.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

9.Income Taxes

The Company’s net loss before income tax benefit / (expense) from income taxes includes the following components:

	Year Ended January 31,
	2025	2024	2023
Domestic	$(71.2)	$(114.0)	$(139.5)
Foreign	1.6	1.0	0.6
Net loss before income tax benefit / (expense)	$(69.6)	$(113.0)	$(138.9)

Total income taxes allocated to operations are as follows:

	Year Ended January 31,
	2025	2024	2023
Current provision:
Federal	$—	$—	$—
State and local	(0.1)	—	—
Foreign	(0.2)	(0.2)	—
Total current provision	(0.3)	(0.2)	—
Deferred provision:
Federal	—	—	—
State and local	—	—	—
Foreign	—	—	0.2
Total deferred provision	—	—	0.2
Total income tax benefit / (expense)	$(0.3)	$(0.2)	$0.2

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	Year Ended January 31,
	2025	2024
Deferred tax assets:
Federal and state net operating loss carryforwards	$171.5	$166.4
Customer credit liabilities	1.6	1.7
Interest limitation	64.3	58.0
Fixed assets	4.3	2.1
Capitalized R&D expenses	16.4	14.5
Tax credits	6.8	6.7
Share-based compensation	0.6	1.6
Operating lease liabilities	12.5	13.2
Other	0.5	1.3
Total deferred tax assets	278.5	265.5
Deferred tax liabilities:
Fixed assets	—	—
Operating lease right-of-use assets	(8.9)	(9.4)
Total deferred tax liabilities	(8.9)	(9.4)
Net deferred tax assets before valuation allowance	269.6	256.1
Less valuation allowance	(269.6)	(256.1)
Net deferred tax assets	$—	$—

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

As of January 31, 2025 and 2024, the Company maintained a valuation allowance against all of its U.S. deferred tax assets since, in the judgment of management, the realization of these assets was not considered more likely than not. The net change in the total valuation allowance for the years ended January 31, 2025 and 2024 was an increase of $13.5 million and $23.7 million, respectively. The Company’s deferred tax assets are included in Other assets on the Consolidated Balance Sheets.

As of January 31, 2025, the Company had federal net operating loss tax carryforwards of approximately $654.4 million. Approximately $152.0 million of the net operating loss carryforwards will expire at various times through 2038, while $502.4 million will not expire.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its net operating losses (“NOLs”) to offset future taxable income. The Company had determined that as of March 2021, it had undergone one ownership change on February 16, 2010, and its NOLs arising before that date were subject to Section 382 limitations. These limitations did not materially limit the use of such NOLs to offset the Company’s future taxable income. In fiscal year 2024, the Company completed an update to the prior Section 382 analysis covering the period beginning April 2021 through January 2025. From the study, the Company concluded it did not experience an ownership change during the analysis period. Any ownership change occurring after January 2025 may result in the imposition of additional limitations on the Company’s ability to utilize NOLs existing at the time of the ownership change.

The benefit for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate to pretax loss because of the effect of the following items:

	Year Ended January 31,
	2025	2024	2023
Compute “expected” tax benefit	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	(0.13)%	(0.02)%	(0.01)%
Valuation of warrants	—%	—%	—%
Nondeductible transaction costs	—%	—%	—%
Nondeductible compensation	(1.69)%	(2.55)%	(1.95)%
Share-based compensation	0.16%	(0.09)%	(0.48)%
Current year change in valuation allowance	(19.24)%	(19.74)%	(19.34)%
Other	(0.49)%	1.26%	1.00%
Income tax benefit (expense)	(0.39)%	(0.14)%	0.22%
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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The following table summarizes the unrecognized tax benefit activity for the periods indicated:

	Year Ended January 31,
	2025	2024	2023
Balance as of the beginning of the period	$1.2	$0.9	$0.7
Additions based on tax positions related to the current year	—	0.3	0.2
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Lapse of statute of limitations	—	—	—
Settlements	—	—	—
Balance as of the end of the period	$1.2	$1.2	$0.9

The amount of unrecognized tax benefits included on the Consolidated Balance Sheets as of January 31, 2025 and 2024 are $1.2 million and $1.2 million, respectively.

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

The Company is subject to United States federal and state taxation, as well as subject to taxation in Ireland. The Company may be subject to examination by the Internal Revenue Service (“IRS”) and as of January 31, 2025, tax year 2021 and years filed thereafter remain open to examination. These examinations may result in proposed adjustments to the Company’s income tax liability or tax attributes with respect to years under examination as well as subsequent periods.

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

On August 16, 2022, Congress passed the Inflation Reduction Act of 2022. The key tax provisions applicable to the Company are a 15% corporate minimum tax on book income and a 1% excise tax on stock repurchases effective January 1, 2023. These tax law changes have not had and are not expected to have a material impact on the Company’s consolidated financial position.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

10.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	January 31,	January 31,
	2025	2024
Revenue share payable	$6.9	$6.0
Accrued operating and general expenses	6.6	7.6
Accrued payroll related expenses	3.0	4.5
Short-term financing	1.4	1.2
Sales and other taxes	1.7	1.9
Gift card liability	0.7	0.5
Accrued expenses and other current liabilities	$20.3	$21.7
The borrowing rate for the short-term financing obligation was 5.50% and 8.80% as of January 31, 2025 and 2024, respectively.
11.Fair Value Measurements
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

As of January 31, 2025 and 2024, the carrying amounts of the Company’s cash and cash equivalents, current and noncurrent restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximated their estimated fair value due to their relatively short maturities.

The Company’s long-term debt is reported at carrying value on the Consolidated Balance Sheets. Refer to Note 8 – Long-Term Debt. The Company estimates the fair value of its long-term debt using a discounted cash flow approach based on the Company’s implied credit spread using the higher end of the distribution for option adjusted spreads for similar financial instruments with similar credit ratings, and, as such, long-term debt is classified as Level 3 within the fair value hierarchy. As of January 31, 2025, the estimated fair value of the Company’s long-term debt was $301.8 million.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

12.Stockholders’ Equity
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

Preferred Stock
Upon the IPO, the Company authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. No shares were issued or outstanding as of January 31, 2025.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

Warrants
As of January 31, 2025 and 2024, the Company had the following outstanding warrants, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed above:

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
As of January 31, 2025 and 2024, all outstanding warrants were equity-classified and recorded as additional paid-in capital. Equity-classified contracts are not subsequently remeasured unless reclassification is required from equity to liability classification.

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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

Amended and Restated 2021 Incentive Award Plan

The Company's Amended and Restated 2021 Incentive Award Plan (the "2021 Plan") was adopted by its board of directors and approved by stockholders in October 2021 and became effective upon the effective date of the IPO. The 2021 Plan replaced the 2019 Plan and no further grants will be made under the 2019 Plan. The terms of equity awards granted under the 2021 Plan in the year ended January 31, 2022 were generally consistent with those granted under the 2019 Plan, as described above. RSUs granted under the 2021 Plan in the year ended January 31, 2022 generally vest over four years and do not have liquidity-based vesting conditions. RSUs granted under the 2021 Plan during the years ended January 31, 2025 and 2024 have a shorter vesting period of one to two years. As of January 31, 2025, there were 387,783 shares of Class A common stock available for issuance under the 2021 Plan. There will not be any further equity grants of Class B common stock.
The grant date fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The option pricing model considers several variables and assumptions in estimating the fair value of share-based awards. Because the Company’s shares are only recently publicly traded and there is a lack of historical company-specific data available, the expected term is estimated under the simplified method using the vesting and contractual terms, and expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. There were no stock options granted during the years ended January 31, 2025, 2024, and 2023.

Stock Options
Stock option activity during the period indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balances as of January 31, 2024	42,613	$157.80	4.79	$—
Granted	—	—
Exercised	—	—
Forfeited	(9,075)	146.32
Balances as of January 31, 2025	33,538	$160.84	3.88	$—
Exercisable as of January 31, 2025	32,941	$159.80	3.86	$—
There were no options exercised during the year ended January 31, 2024. The total intrinsic value of stock options exercised for the year ended January 31, 2023 was nominal.

As of January 31, 2025, there was $0.1 million of unrecognized compensation cost related to stock options granted that is expected to be recognized over a weighted average period of 0.68 years.

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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The Company currently uses authorized and unissued shares to satisfy the exercise of stock option awards.
RSUs
RSUs activity during the period indicated is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of January 31, 2024	404,965	$59.40
Granted	390,484	8.45
Vested/Released	(371,417)	46.56
Forfeited	(90,133)	24.39
Unvested and outstanding as of January 31, 2025	333,899	$22.20
The weighted average grant date fair values of RSUs granted for the years ended January 31, 2024 and 2023 were $49.80 and $96.60 per share, respectively.

As of January 31, 2025, there was $4.5 million of unrecognized compensation cost related to RSUs granted that is expected to be recognized over a weighted average period of 1.1 years. Of the total unrecognized compensation cost, $1.0 million related to RSUs granted as a result of the option exchange.

As of January 31, 2025 and 2024, there were zero and 43,518 vested and unreleased shares, respectively, included in unvested and outstanding shares in the table above.
Share-Based Compensation Summary
The classification of share-based compensation for the years ended January 31, 2025, 2024 and 2023, respectively, presented within each line item of the Consolidated Statements of Operations is as follows:

	Year Ended January 31,
	2025	2024	2023
Technology	$1.9	$5.5	$5.9
Marketing	0.1	0.2	0.5
General and administrative	7.7	20.5	19.0
Total share-based compensation	$9.7	$26.2	$25.4
The Company recognized $2.4 million of incremental share-based compensation expense in General and administrative expenses during the year ended January 31, 2024 due to equity award modifications related to the transition of the Chief Financial Officer role.

The Company recognized $1.6 million and $1.5 million of share-based compensation expense during the years ended January 31, 2025 and 2024, respectively, including incremental share-based compensation expense as a result of the option exchange discussed above.

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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 12, Stockholders’ Equity:

	Year Ended January 31,
	2025	2024	2023
Numerator:
Net loss attributable to common stockholders	$(69.9)	$(113.2)	$(138.7)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	3,776,633	3,418,382	3,212,746
Net loss per share attributable to common stockholders, basic and diluted	$(18.51)	$(33.12)	$(43.17)
The following potentially dilutive outstanding securities based on amounts outstanding at each period end, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 12, Stockholders’ Equity, were excluded from the computation of diluted loss per share attributable to common stockholders because including them would have been anti-dilutive:

	Year Ended January 31,
	2025	2024	2023

Stock options	33,538	42,613	402,756
Common stock warrants	131,574	131,574	131,574
RSUs	333,899	404,965	298,722
Total	499,011	579,152	833,052
15.Commitments and Contingencies
The Company had restricted cash balances for cash collateralized standby letters of credit as of January 31, 2025 and 2024 of $9.1 million and $10.0 million, respectively, primarily to satisfy security deposit requirements on its leases. The restricted cash balances also consisted of letters of credit for rental product purchases and credit card transactions.

The Company has non-cancelable minimum purchase commitments that are related to technology services and are due over approximately three years. As of January 31, 2025, these commitments were $13.4 million.

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
On October 18, 2024, a purported stockholder of the Company filed a putative stockholder derivative lawsuit on behalf of the Company in the Eastern District of New York against certain of the Company’s officers and directors (“Defendants”), and nominally against the Company, entitled Bandyopadhyay v. Hyman, et al., 24-cv-7321. The complaint, which is largely predicated on the same alleged facts and violations alleged in the Securities Action, asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste, and contribution and indemnification and seeks an award of damages, certain equitable relief, and attorneys’ fees and costs. The lawsuit is in its preliminary stages. On December 31, 2024, the Court issued an order staying the derivative action until the resolution of any motions for summary judgment in the Securities Action or notification of a settlement in-principle in the Securities Action, whichever occurs earlier. Defendants intend to vigorously defend themselves against these claims and believe that they have meritorious defenses to the claims asserted in the complaint.
16.Subsequent Events
On February 27, 2025, the Compensation Committee of the Board approved a cash retention bonus program in respect of fiscal year 2025 for its executive officers and other eligible participants. The maximum amount payable under the program is $5.0 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of January 31, 2025 because of the material weaknesses in our internal control over financial reporting described below.
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

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2025, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of January 31, 2025, our internal control over financial reporting was not effective due to the existence of material weaknesses described below.

We identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of January 31, 2025, these material weaknesses remain unremediated.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information

Bradford Shellhammer, Chief Product & Marketing Officer, adopted a Rule 10b5-1 trading arrangement on December 16, 2024, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act solely for the sale of the appropriate number of shares of our Class A common stock needed to satisfy minimum required federal, state, local, and foreign income and/or employment taxes in connection with the vesting of restricted stock units. The arrangement does not have a termination date.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference from our Proxy Statement for the 2025 Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the SEC within 120 days of the year ended January 31, 2025.
We have adopted insider trading policies and procedures applicable to our directors, officers, and employees, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. Our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
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

3. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing date

3.1	Twelfth Amended & Restated Certificate of Incorporation	8-K	001-40958	3.1	10/29/2021
3.2	Certificate of Amendment to Twelfth Amended & Restated Certificate of Incorporation	8-K	001-40958	3.1	04/02/2024

3.3	Amended & Restated Bylaws	8-K	001-40958	3.2	10/29/2021

4.1	Specimen Class A common stock certificate	S-1	333-260027	4.1	10/04/2021
4.2	Eighth Amended and Restated Investors’ Rights Agreement (the “IRA”) by and among the Company and certain of its stockholders, dated April 30, 2020, as amended by that amendment No. 1 to the IRA, dated October 26, 2020 and that amendment No. 2 to the IRA, dated April 30, 2021	S-1	333-260027	4.2	10/04/2021
4.3	Description of Capital Stock					*
10.1+	2009 Stock Incentive Plan	S-1/A	333-260027	10.2	10/18/2021
10.2+	Form of Incentive Stock Option Agreement (2009 Plan)	S-1/A	333-260027	10.3	10/18/2021
10.3+	Form of Nonstatutory Stock Option Agreement (2009 Plan)	S-1/A	333-260027	10.4	10/18/2021
10.4+	2019 Stock Incentive Plan	S-1/A	333-260027	10.5	10/18/2021
10.5+	Form of Incentive Stock Option Agreement (2019 Plan)	S-1/A	333-260027	10.6	10/18/2021
10.6+	Form of Nonstatutory Stock Option Agreement (2019 Plan)	S-1/A	333-260027	10.7	10/18/2021
10.7+	Form of Restricted Stock Unit Agreement (2019 Plan)	S-1/A	333-260027	10.8	10/18/2021
10.8+	Amended and Restated 2021 Incentive Award Plan	S-1/A	333-260027	10.9	10/22/2021

10.9+	Form of Stock Option Agreement (2021 Plan)	S-1/A	333-260027	10.10	10/18/2021

10.10+	Form of Restricted Stock Unit Agreement (2021 Plan)	S-1/A	333-260027	10.11	10/18/2021

10.11+	Form of Restricted Stock Unit Agreement (2021 Plan) (Mandatory Sell-to-Cover Election)	S-1/A	333-260027	10.12	10/18/2021

10.12+	Form of Indemnification Agreement between the Company and each of its directors and executive officers	S-1/A	333-260027	10.1	10/18/2021

10.13+	Non-Employee Director Compensation Program					*

10.14+	2021 Employee Stock Purchase Plan	S-1/A	333-260027	10.14	10/22/2021

10.15+	Amended and Restated Employment Agreement, by and between the Company and Jennifer Y. Hyman, dated October 5, 2021	S-1/A	333-260027	10.15	10/18/2021
10.16+	Amendment to Amended and Restated Employment Agreement by and between the Company and Jennifer Y. Hyman, dated May 18, 2022	10-Q	001-40958	10.1	6/10/2022
10.17+	Amendment to Amended and Restated Employment Agreement by and between the Company and Jennifer Y. Hyman, dated February 25, 2025					**
10.18†X	Seventh Amendment to the Credit Agreement dated as of July 23, 2018, dated as of October 18, 2021 (as previously amended on December 21, 2018, April 24, 2019, November 26, 2019, June 2, 2020, August 18, 2020, and October 26, 2020), and as may be further amended, restated, supplemented or otherwise modified in accordance with the terms thereof), by and among the Company, the lenders from time to time party thereto and Double Helix Pte Ltd, as administrative agent.	S-1/A	333-260027	10.20	10/18/2021
10.19	Stockholders Agreement, dated October 29, 2021, by and among the Company, Jennifer Y. Hyman, entities affiliated with Bain Capital Ventures and entities affiliated with Highland Capital Partners and certain related parties	8-K	001-40958	10.1	10/29/2021
10.20†X	Lease, dated as of July 7, 2014 as amended by the certain Lease Modification Agreements, dated April 28, 2020 and August 9, 2020, each by and between Hartz Metro Leasehold I LLC and the Company.	S-1	333-260027	10.21	10/04/2021
10.21†X	Industrial Lease, dated March 31, 2018, as amended by that certain First Amendment to Industrial Lease, dated August 31, 2020, by and between CPF BARDIN JV LP and the Company.	S-1	333-260027	10.23	10/04/2021
10.22†X	Lease, dated as of April 1, 2019, as amended by that certain First Amendment of Lease, dated December 10, 2020, by and between 10 Jay Master Tenant LLC and the Company.	S-1	333-260027	10.24	10/04/2021
10.23†	Partial Termination and Second Amendment of Lease, dated February 16, 2022, by and between 10 Jay Master Tenant LLC and the Company.	10-K	001-40958	10.27	4/14/2022
10.24	Eighth Amendment to the Credit Agreement dated as of August 15, 2022 (as previously amended on July 23, 2018, December 21, 2018, April 24, 2019, November 26, 2019, June 2, 2020, August 18, 2020, October 26, 2020, and October 18, 2021), and as may be further amended, restated, supplemented or otherwise modified in accordance with the terms thereof), by and among the Company, the lenders from time to time party thereto and Double Helix Pte Ltd. as administrative agent	10-Q	001-40958	10.1	9/13/2022

10.25	Ninth Amendment to the Credit Agreement, dated as of January 31, 2023, by and among the Company, the lenders from time to time party thereto and Double Helix Pte Ltd., as administrative agent.	10-K	001-40958	10.3		4/13/2023
10.26†X
Tenth Amendment to the Credit Agreement, dated as of December 1, 2023, (as previously amended on July 23, 2018, December 21, 2018, April 24, 2019, November 26, 2019, June 2, 2020, August 18, 2020, October 26, 2020, October 18, 2021 and January 31, 2023), by and among the Company, the lenders from time to time party thereto and Double Helix Pte Ltd., as administrative agent.
*
10.27+	Form of Retention Bonus Letter	10-Q	001-40958	10.1	10.1	12/06/2023	45266
10.28+	Offer Letter Amendment, between the Company and Siddharth Thacker, dated April 11, 2023	8-K	001-40958	10.1		4/12/2023
10.29†	Third Lease Modification, dated as of January 29, 2024 by and between Hartz Metro Leasehold I LLC and the Company.
10.30+	Amended and Restated Executive Severance Plan	10-K	001-40958	10.33		4/11/2024
10.31+	Transaction Bonus Plan	8-K	001-40958	10.1		5/21/2024
10.32+	Form of Special Retention Program Letter							*
19.1	Insider Trading Policy							*
21.1	List of subsidiaries							*
23.1	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm							*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)							*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)							*

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350							**

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350							**
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation							*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.							*

101.SCH	Inline XBRL Taxonomy Extension Schema Document							*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document							*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document							*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document							*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document							*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

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

RENT THE RUNWAY, INC.

Date: April 15, 2025	By:	/s/ Jennifer Y. Hyman
Jennifer Y. Hyman
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jennifer Y. Hyman	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2025
Jennifer Y. Hyman

/s/ Siddharth Thacker	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2025
Siddharth Thacker

/s/ Tim Bixby	Director	April 15, 2025
Tim Bixby

/s/ Jennifer Fleiss	Director	April 15, 2025
Jennifer Fleiss

/s/ Scott Friend	Director	April 15, 2025
Scott Friend

/s/ Beth Kaplan	Director	April 15, 2025
Beth Kaplan

/s/ Gwyneth Paltrow	Director	April 15, 2025
Gwyneth Paltrow

/s/ Mike Roth	Director	April 15, 2025
Mike Roth