Form 10-Q
period 2025-04-30
Rent the Runway, Inc.
filed 2025-06-06
CIK 1468327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No ☒
The registrant had outstanding 3,866,254 shares of Class A common stock and 155,634 shares of Class B common stock as of May 30, 2025. The foregoing reflects the reverse stock split of the registrant’s Class A common stock and Class B common stock that became effective on April 2, 2024 and began trading on a post-split adjusted basis on April 3, 2024.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report for the quarter ended April 30, 2025. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

Part I - Financial Information
Item 1. Financial Statements

RENT THE RUNWAY, INC. Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts, unaudited)

	April 30,	January 31,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$70.4	$77.4
Restricted cash, current	5.1	4.7
Prepaid expenses and other current assets	11.6	11.8
Total current assets	87.1	93.9
Restricted cash	3.9	4.4
Rental product, net	87.3	73.3
Fixed assets, net	26.8	28.3
Intangible assets, net	2.4	2.4
Operating lease right-of-use assets	31.4	32.1
Other assets	6.4	5.6
Total assets	$245.3	$240.0
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$16.6	$6.2
Accrued expenses and other current liabilities	31.2	20.3
Deferred revenue	12.7	10.2
Customer credit liabilities	5.9	6.0
Operating lease liabilities	4.9	4.7
Total current liabilities	71.3	47.4
Long-term debt, net	340.6	333.7
Operating lease liabilities	39.7	41.0
Other liabilities	0.8	0.4
Total liabilities	452.4	422.5
Commitments and Contingencies (Note 14)
Stockholders’ equity (deficit)
Class A common stock, $0.001 par value; 300,000,000 shares authorized as of April 30, 2025 and January 31, 2025; 3,825,951 and 3,761,469 shares issued and outstanding as of April 30, 2025 and January 31, 2025, respectively	—	—
Class B common stock, $0.001 par value; 50,000,000 shares authorized as of April 30, 2025 and January 31, 2025; 155,544 and 155,463 shares issued and outstanding as of April 30, 2025 and January 31, 2025, respectively	—	—
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of April 30, 2025 and January 31, 2025; 0 shares issued and outstanding as of April 30, 2025 and January 31, 2025	—	—
Additional paid-in capital	942.0	940.5
Accumulated deficit	(1,149.1)	(1,123.0)
Total stockholders’ equity (deficit)	(207.1)	(182.5)
Total liabilities and stockholders’ equity (deficit)	$245.3	$240.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Operations
(In millions, except share and per share amounts, unaudited)

	Three Months Ended April 30,
	2025	2024
Revenue:
Subscription and Reserve rental revenue	$62.0	$66.1
Other revenue	7.6	8.9
Total revenue, net	69.6	75.0
Costs and expenses:
Fulfillment	20.4	20.6
Technology	9.6	9.6
Marketing	8.6	9.0
General and administrative	20.7	22.8
Rental product depreciation and revenue share	27.3	26.0
Other depreciation and amortization	2.7	3.3
Restructuring charges	—	0.2
Total costs and expenses	89.3	91.5
Operating loss	(19.7)	(16.5)
Interest income / (expense), net	(6.3)	(5.6)
Other income / (expense), net	0.1	0.1
Net loss before income tax benefit / (expense)	(25.9)	(22.0)
Income tax benefit / (expense)	(0.2)	—
Net loss	$(26.1)	$(22.0)
Net loss per share attributable to common stockholders, basic and diluted	$(6.58)	$(6.03)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	3,967,101	3,646,202
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of January 31, 2025	3,916,932	$—	$940.5	$(1,123.0)	$(182.5)
Stock issued under stock incentive plan	64,563	—	—	—	—
Share-based compensation expense	—	—	1.5	—	1.5
Net loss	—	—	—	(26.1)	(26.1)
Balances as of April 30, 2025	3,981,495	$—	$942.0	$(1,149.1)	$(207.1)

Balances as of January 31, 2024	3,545,515	$—	$930.8	$(1,053.1)	$(122.3)
Stock issued under stock incentive plan	129,807	—	—	—	—
Share-based compensation expense	—	—	3.0	—	3.0
Net loss	—	—	—	(22.0)	(22.0)
Balances as of April 30, 2024	3,675,322	$—	$933.8	$(1,075.1)	$(141.3)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Three Months Ended April 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(26.1)	$(22.0)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Rental product depreciation and write-offs	10.3	11.3
Write-off of rental product sold	2.9	3.6
Other depreciation and amortization	2.7	3.3
Proceeds from rental product sold	(4.9)	(6.8)
(Gain) / loss from liquidation of rental product	(0.2)	0.4
Amortization of debt discount	6.9	6.4
Share-based compensation expense	1.5	3.0
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	0.2	0.9
Operating lease right-of-use assets	0.7	0.7
Other assets	(0.8)	(0.4)
Accounts payable, accrued expenses and other current liabilities	13.4	2.8
Deferred revenue and customer credit liabilities	2.4	2.1
Operating lease liabilities	(1.1)	(0.7)
Other liabilities	0.4	—
Net cash (used in) provided by operating activities	8.3	4.6
INVESTING ACTIVITIES
Purchases of rental product	(19.3)	(13.1)
Proceeds from liquidation of rental product	0.9	1.1
Proceeds from sale of rental product	4.9	6.8
Purchases of fixed and intangible assets	(1.2)	(0.8)
Net cash (used in) provided by investing activities	(14.7)	(6.0)
FINANCING ACTIVITIES
Other financing payments	(0.7)	(0.6)
Net cash (used in) provided by financing activities	(0.7)	(0.6)
Net (decrease) increase in cash and cash equivalents and restricted cash	(7.1)	(2.0)
Cash and cash equivalents and restricted cash at beginning of period	86.5	94.0
Cash and cash equivalents and restricted cash at end of period	$79.4	$92.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Three Months Ended April 30,
	2025	2024
Reconciliation of Cash and Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$70.4	$82.0
Restricted cash, current	5.1	5.2
Restricted cash, noncurrent	3.9	4.8
Total cash and cash equivalents and restricted cash	$79.4	$92.0

Supplemental Cash Flow Information:
Cash payments (receipts) for:
Fixed operating lease payments, net	$2.8	$2.7
Fixed assets and intangibles received in the prior period	—	0.3
Rental product received in the prior period	2.7	3.3
Non-cash financing and investing activities:
Financing lease right-of-use asset amortization	$0.1	$0.1
Purchases of fixed assets and intangibles not yet settled	—	0.2
Purchases of rental product not yet settled	11.3	12.3
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
The results for the three months ended April 30, 2025 are not necessarily indicative of the operating results expected for the year ending January 31, 2026 or any future period. The condensed consolidated balance sheet as of January 31, 2025 is derived from the audited consolidated financial statements. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, the unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended January 31, 2025, which can be found in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025.

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
The key measure of segment profit or loss that the CODM uses to make operating decisions, allocate resources, and evaluate financial performance is the Company’s net loss as reported in the Company’s condensed consolidated statements of operations.
Significant expenses within net loss include fulfillment, technology, marketing, and general and administrative expenses, rental product depreciation and revenue share, and other depreciation and amortization. These operating expenses are each separately presented in the condensed consolidated statements of operations. Other segment items within net loss include interest income (expense), net, other income (expense), net and income tax benefit (expense). The CODM evaluates financial performance by comparing consolidated expenses against the budget and forecasted expenses to inform decision-making.
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
As of April 30, 2025, the effects of the macroeconomic environment on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.

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
No single customer accounted for more than 5% of the Company’s revenue during the three months ended April 30, 2025 and 2024.
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
Once it is no longer considered rentable, rental product in a sellable condition is classified as held for sale and written down to salvage value. The value of rental product held for sale as of April 30, 2025 and January 31, 2025 was $1.9 million and $2.0 million, respectively. The accelerated depreciation related to rental product held for sale was $1.5 million and $1.1 million for the three months ended April 30, 2025 and 2024, respectively. The accelerated depreciation is presented on the condensed consolidated statements of operations within Rental product depreciation and revenue share.
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
The purchases of rental product as well as the proceeds from the sale and liquidation of rental product are classified as cash flows from investing activities on the condensed consolidated statements of cash flows because the predominant activity of the rental product purchased is to generate rental revenue and such classification is consistent with the classification of long-term asset activity. Proceeds from the sale of rental product were $4.9 million and $6.8 million for the three months ended April 30, 2025 and 2024, respectively. Proceeds from the liquidation of rental product were $0.9 million and $1.1 million for the three months ended April 30, 2025 and 2024, respectively.
Revenue Recognition
Subscription and a-la-carte rental fees (“Subscription and Reserve rental revenue”) are recognized in accordance with Accounting Standard Update (“ASU”) 2016-02, Leases, Topic 842 (“ASC 842”). Other revenue, primarily related to the sale of rental product, is recognized under ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”) at the date of delivery of the product to the customer. Other revenue represented 11% and 12% of total revenue for the three months ended April 30, 2025 and 2024, respectively.
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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The Company issued gift cards during the three months ended April 30, 2025 and the year ended January 31, 2025. The new gift cards issued were immaterial to the Company’s condensed consolidated financial statements. During the years ended January 31, 2024 and 2023, the Company did not issue any new gift cards but customers were able to redeem gift cards sold in previous years. The Company recognizes a liability at the time a gift card or customer credit is issued. Upon redemption of the gift card or credit, revenue is recognized in line with the customer’s rental or item purchase. The Company’s gift card liability is presented within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets and the Company’s customer credit liability is presented on the Condensed Consolidated Balance Sheets. During the three months ended April 30, 2025, $0.4 million of credits included in the customer credit liability as of January 31, 2025 were redeemed. Gift cards and customer credits do not have expiration dates. Over time, a portion of these instruments is not redeemed. The Company recognizes breakage income related to these instruments based on the redemption pattern method. The Company continues to maintain the full liability for the unredeemed portion of the gift cards and credits when the Company has any legal obligation to remit such credits to government authorities in relevant jurisdictions.
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
The Company accrues for credits and refunds issued subsequent to the balance sheet date that relate to rentals prior to the balance sheet date. These amounts were not material as of April 30, 2025 and January 31, 2025.
Other Revenue
Other revenue consists primarily of revenue from the sale of rental product. The Company recognizes revenue from the sale of rental product in accordance with ASC 606. Sale of rental product occurs when a customer purchases rental product at a discounted price, calculated as a percentage of retail value. Payment is due upon order confirmation and there is no financing component. The single performance obligation associated with rental product sales is generally satisfied upon delivery of the rental product to the customer. The Company does not have any material contractual receivables, assets or liabilities with respect to other revenue as of April 30, 2025 and January 31, 2025.
From time to time, other revenue may include revenue generated from pilots and other growth initiatives which may cause quarterly fluctuations in the Other revenue line.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Share-Based Compensation
The Company recognizes all employee share-based compensation as an expense in the condensed consolidated financial statements. Equity classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service period of the award. Determining the fair value of options at the grant date requires judgment, including the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividend yield. The fair value of common stock post-initial public offering (“IPO”) is based on the closing price of the common stock on the date of grant as reported on Nasdaq. Upon grant of awards, the Company also estimates an amount of forfeitures that will occur prior to vesting. There were no stock options granted during the three months ended April 30, 2025 and 2024.
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
Interest Income and Expense
Interest income and expense consist primarily of interest on the Company’s debt facility, debt discount amortization, and financing lease interest expense offset by interest income earned. The Company recognized interest and debt discount amortization expense of $7.0 million and $6.5 million during the three months ended April 30, 2025 and 2024, respectively.
Interim Impairment Evaluation
During the three months ended April 30, 2025 and year ended January 31, 2025, the Company concluded a triggering event had occurred during the first quarter of fiscal year 2025 and the fourth quarter of fiscal year 2024 due to a decline in the Company’s stock price. For the three months ended April 30, 2025 and year ended January 31, 2025, the Company performed a quantitative assessment and concluded the undiscounted cash flows expected to be generated by the use and/or eventual disposition of the Company’s long-lived assets exceeded their carrying values. Therefore, no impairment was recognized for the three months ended April 30, 2025 and year ended January 31, 2025.
Recently Issued and Adopted Accounting Pronouncements
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
3.Liquidity
The Company has incurred net losses from operations of $(26.1) million for the three months ended April 30, 2025, has incurred significant recurring net losses since inception, has an accumulated deficit of $(1,149.1) million as of April 30, 2025, and has historically relied on debt and equity financing to fund its operations. The Company’s cash flows from operations for the three months ended April 30, 2025 were $8.3 million compared to $4.6 million for the three months ended April 30, 2024. Cash out flows from investing activities for the three months ended April 30, 2025 were $(14.7) million compared to $(6.0) million for the three months ended April 30, 2024. As of April 30, 2025, the Company held cash and cash equivalents of $70.4 million and long-term debt of $340.6 million with a maturity date in October 2026.
The Company experienced year-over-year revenue growth and a reduction in net losses in fiscal years 2024 and 2023 and significantly reduced its cash outflows from operations plus cash outflows generated (used) in investing during the year ended January 31, 2025. The Company experienced an increase in net loss and an increase in cash outflows as measured by cash flows from operations plus cash flows generated (used) in investing during the three months ended April 30, 2025 as compared to the three months ended April 30, 2024 due to a decrease in revenue and the Company intentionally increasing its investment in rental product and purchasing more units in fiscal year 2025. To the extent the Company is impacted by macroeconomic trends, or other factors, including, but not limited to, lower demand for our business, increased rental product spend, or tariffs, the Company plans to reduce fixed and variable costs accordingly and has established plans to preserve existing cash liquidity, which includes additional reductions to labor, operating expenses, and/or capital expenditures. However, these actions will not provide sufficient incremental liquidity to fund the Company’s long-term obligations when they become current.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
On March 31, 2025, the Company entered into an Eleventh Amendment to the Credit Agreement with CHS (US) Management LLC (formerly Double Helix Pte Ltd. prior to January 2025) as administrative agent, and CHS US Investments LLC, as lender (the “Eleventh Amendment”). The Eleventh Amendment amended the 2023 Amended Temasek Facility (as defined herein) to extend the deadline to mutually agree upon the Company’s fiscal year 2025 expenditure levels – covering rental product capital expenditures, fixed operating expenditures and marketing expenditures – from March 31, 2025 to May 30, 2025 (the “Covenant Deadline”). On May 29, 2025, the Company entered into a Twelfth Amendment to the Credit Agreement with CHS (US) Management LLC (formerly Double Helix Pte Ltd. prior to January 2025) as administrative agent, and CHS US Investments LLC, as lender (the “Twelfth Amendment”) (the 2023 Amended Temasek Facility, as amended by the Eleventh Amendment and Twelfth Amendment, the “2025 Amended Facility”). The Twelfth Amendment further extended the Covenant Deadline from May 30, 2025 to July 31, 2025. The 2023 Amended Temasek Facility modified the Company’s obligations under the 2022 Amended Temasek Facility (as defined herein) to (i) eliminate all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023; (ii) reduce the minimum liquidity maintenance covenant under the 2023 Amended Temasek Facility from $50 million to $30 million; and (iii) provide that the Company may not exceed mutually agreed upon quarterly and annual spend levels for rental product capital expenditures, fixed operating expenditures and marketing expenditures during fiscal year 2024 of $51 million, $100 million (excluding $10 million of specified permitted expenditures), and $30 million, respectively, on an annual basis and to-be-agreed levels for fiscal years 2025 and 2026, subject to the debt holder’s consent and certain exceptions as defined in the agreement. In the event that the Company fails to comply with the covenants specified in the 2023 Amended Temasek Facility, the lender has the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable.

The Company’s 2025 Amended Facility matures in October 2026. While there is no assurance that the Company will be able to restructure its long term debt obligations, the Company intends to work constructively with the lender regarding the terms of such debt agreement. If the Company is unable to successfully restructure its long term debt beyond the period of twelve months from the date these financial statements are issued, its liquidity, results of operations, cash flows, and financial condition may be materially adversely impacted. However, the Company believes that it will have sufficient liquidity from cash on-hand and future operations to sustain its business operations, including interest payments that resumed on May 1, 2025, and satisfy the $30 million minimum liquidity maintenance covenant for at least the next twelve months from the date these financial statements are issued.
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
Restructuring charges of $0.2 million for severance and related costs were recognized during the three months ended April 30, 2024 and are reflected in Restructuring charges on the Company’s Condensed Consolidated Statements of Operations. Restructuring charges of $0.2 million and $2.0 million for severance and related costs were recognized during the years ended January 31, 2025 and 2024, respectively, and were reflected in Restructuring charges on the Company’s Condensed Consolidated Statements of Operations. Cumulative charges related to severance and related costs incurred to date in connection with the January 2024 restructuring plan were $2.2 million. Accrued restructuring charges were none and $0.2 million as of April 30, 2025 and January 31, 2025, respectively. The restructuring plan was completed during the first quarter of fiscal year 2025.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
5.Leases - Lessee Accounting

During the year ended January 31, 2025, the Company entered into a sublease agreement for the ninth floor of its corporate headquarters in Brooklyn, NY for the remainder of the lease term through November 2032. The sublease commenced in December 2024 and does not relieve the Company of its primary lease obligations. The Company recorded immaterial additional assets for the sublease and the net amount received from the sublease is recorded in general and administrative expenses on the Condensed Consolidated Statements of Operations.
The following table summarizes the Company’s minimum fixed lease obligations under existing agreements as a lessee, excluding variable payments and short-term lease payments, as of April 30, 2025:

	Operating	Financing
Fiscal year:
2025	$8.6	$0.2
2026	11.5	0.1
2027	11.2	0.1
2028	11.3	0.1
2029	10.0	0.1
Thereafter	18.9	0.2
Total minimum lease payments	71.5	0.8
Imputed interest	(26.9)	(0.3)
Lease liabilities as of April 30, 2025	$44.6	$0.5
6.Rental Product, Net
Rental product, net consisted of the following:

	April 30,	January 31,
	2025	2025

Apparel	$152.7	$138.2
Accessories	5.1	4.2
	157.8	142.4
Less: accumulated depreciation	(70.5)	(69.1)
Rental product, net	$87.3	$73.3
Depreciation and write-offs related to rental product, including write-offs of rental products sold, was $13.2 million and $14.9 million for the three months ended April 30, 2025 and 2024, respectively.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
7.Long-Term Debt
Summary
The following table summarizes the Company’s long-term debt outstanding as of April 30, 2025 and January 31, 2025:

	April 30,	January 31,
	2025	2025

Debt Facility principal outstanding	$271.6	$271.6
Add: payment-in-kind interest	40.3	40.3
Add (Less): unamortized debt premium (discount)	28.7	21.8
Debt Facility, net	340.6	333.7
Less: current portion of long-term debt	—	—
Total noncurrent long-term debt	$340.6	$333.7
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

In March 2025 and May 2025, the Company entered into an Eleventh Amendment and Twelfth Amendment to the 2023 Amended Temasek Facility to extend the deadline to mutually agree upon the Company’s fiscal year 2025 expenditure levels - covering rental product capital expenditures, fixed operating expenditures and marketing expenditures - from March 31, 2025 to May 30, 2025 and then from May 30, 2025 to July 31, 2025, respectively (the 2023 Amended Temasek Facility, as amended by the Eleventh Amendment and Twelfth Amendment (the “2025 Amended Facility”).
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
Covenants
The Company was in compliance with all applicable financial covenants as of April 30, 2025 and through the date of this filing.
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
The amount of unrecognized tax benefits as of April 30, 2025 and January 31, 2025 was $1.2 million and $1.2 million, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized benefits relating to the Company’s tax position is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain and a reasonable estimate of the range of gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months cannot be made at this time.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
9.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	April 30,	January 31,
	2025	2025
Accrued operating and general expenses	$14.9	$6.6
Revenue share payable	8.7	6.9
Accrued payroll related expenses	3.9	3.0
Short-term financing	0.8	1.4
Sales and other taxes	2.3	1.7
Gift card liability	0.6	0.7
Accrued expenses and other current liabilities	$31.2	$20.3
The borrowing rate for the short-term financing obligation was 5.50% as of January 31, 2025.
10.Fair Value Measurements
As of April 30, 2025 and January 31, 2025, the carrying amounts of the Company’s cash and cash equivalents, current and noncurrent restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximated their estimated fair value due to their relatively short maturities.
The Company’s long-term debt is reported at carrying value on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 7 — Long-Term Debt. The Company estimates the fair value of its long-term debt using a discounted cash flow approach based on the Company’s implied credit spread using the higher end of the distribution for option adjusted spreads for similar financial instruments with similar credit ratings, and, as such, long-term debt is classified as Level 3 within the fair value hierarchy. As of April 30, 2025, the estimated fair value of the Company’s long-term debt was $306.0 million.

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
Preferred Stock
Upon the IPO, the Company authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. No shares were issued or outstanding as of April 30, 2025.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Warrants
As of April 30, 2025 and January 31, 2025, the Company had the following outstanding warrants, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed above:

Outstanding Warrants	Date Issued	Number of Shares	Class of Shares	Exercise Price (Per Warrant)	Fair Value at Issuance
Equity classified:
TriplePoint	Nov-16	4,144	Common	$150.80	$0.3
TriplePoint	Jun-17	911	Common	150.80	0.1
TriplePoint	Sep-17	746	Common	150.80	0.1
TriplePoint	Jan-18	828	Common	150.80	0.1
TriplePoint	Apr-18	828	Common	150.80	0.1
TriplePoint	Nov-15	1,760	Common	340.77	0.2
TriplePoint	Jun-16	1,408	Common	340.77	0.2
TriplePoint	Sep-16	1,232	Common	340.77	0.1
CHS (US) Management LLC	Oct-21	19,717	Common	420.00	5.3
CHS (US) Management LLC	Jan-23	100,000	Common	100.00	6.9
		131,574			$13.4
As of April 30, 2025 and January 31, 2025, all outstanding warrants were equity-classified and recorded as additional paid-in capital. Equity-classified contracts are not subsequently remeasured unless reclassification is required from equity to liability classification.
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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Amended and Restated 2021 Incentive Award Plan
The Company's Amended and Restated 2021 Incentive Award Plan (the "2021 Plan") was adopted by its board of directors and approved by stockholders in October 2021 and became effective upon the effective date of the IPO. The 2021 Plan replaced the 2019 Plan and no further grants will be made under the 2019 Plan. The terms of equity awards granted under the 2021 Plan in the year ended January 31, 2022 were generally consistent with those granted under the 2019 Plan, as described above. RSUs granted under the 2021 Plan in the year ended January 31, 2022 generally vest over four years and do not have liquidity-based vesting conditions. RSUs granted under the 2021 Plan during the three months ended April 30, 2025 and years ended January 31, 2025 and 2024 have a shorter vesting period of one to two years. As of April 30, 2025, there were 310,776 shares of Class A common stock available for issuance under the 2021 Plan. There will not be any further equity grants of Class B common stock.
The grant date fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The option pricing model considers several variables and assumptions in estimating the fair value of share-based awards. Because the Company’s shares are only recently publicly traded and there is a lack of historical company-specific data available, the expected term is estimated under the simplified method using the vesting and contractual terms, and expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. There were no stock options granted during the three months ended April 30, 2025 or year ended January 31, 2025.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Stock Options
Stock option activity during the period indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balances as of January 31, 2025	33,538	$160.84	3.88	$—
Granted	—	—
Exercised	—	—
Forfeited	(2,029)	106.09
Balances as of April 30, 2025	31,509	$164.37	3.86	$—
Exercisable as of April 30, 2025	31,185	$163.68	3.84	$—

As of April 30, 2025, unrecognized compensation cost related to stock options granted was immaterial and is expected to be recognized over a weighted average period of 0.5 years.

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

The Company currently uses authorized and unissued shares to satisfy the exercise of stock option awards.
RSUs
RSUs activity during the period indicated is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of January 31, 2025	333,899	$22.20
Granted	89,740	5.81
Vested/Released	(64,563)	30.50
Forfeited	(10,704)	12.18
Unvested and outstanding as of April 30, 2025	348,372	$16.93
As of April 30, 2025, there was $3.6 million of unrecognized compensation cost related to RSUs granted that is expected to be recognized over a weighted average period of 1 year. Of the total unrecognized compensation cost, $0.3 million related to RSUs granted as a result of the option exchange.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Share-Based Compensation Summary
The classification of share-based compensation for the three months ended April 30, 2025 and 2024, respectively, presented within each line item of the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended April 30,
	2025	2024
Technology	$0.3	$0.6
Marketing	—	—
General and administrative	1.2	2.4
Total share-based compensation	$1.5	$3.0

The Company recognized $0.4 million and $0.4 million of share-based compensation expense during the three months ended April 30, 2025 and 2024, respectively, including incremental share-based compensation expense as a result of the option exchange discussed above.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 11, Stockholders’ Equity:

	Three Months Ended April 30,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(26.1)	$(22.0)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	3,967,101	3,646,202
Net loss per share attributable to common stockholders, basic and diluted	$(6.58)	$(6.03)

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The following potentially dilutive outstanding securities based on amounts outstanding at each period end, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 11, Stockholders’ Equity, were excluded from the computation of diluted loss per share attributable to common stockholders because including them would have been anti-dilutive:

	Three Months Ended April 30,
	2025	2024
Stock options	31,509	38,985
Common stock warrants	131,574	131,574
RSUs	348,372	548,877
Total	511,455	719,436
14.Commitments and Contingencies
The Company had restricted cash balances for cash collateralized standby letters of credit as of April 30, 2025 and January 31, 2025 of $9.0 million and $9.1 million, respectively, primarily to satisfy security deposit requirements on its leases. The restricted cash balances also consisted of letters of credit for rental product purchases and credit card transactions.

The Company has non-cancelable minimum purchase commitments that are related to technology services and are due over approximately 2.6 years. As of April 30, 2025, these commitments were $13.1 million.

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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
On November 14, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the Eastern District of New York against the Company, certain of its officers and directors, and the underwriters of its IPO, entitled Rajat Sharma v. Rent the Runway, Inc., et al. 22-cv-6935 (the “Securities Action”). The complaint alleges that the defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), by making allegedly materially misleading statements, and by omitting material facts necessary to make the statements made therein not misleading concerning, inter alia, the Company’s growth at the time of the IPO. The lawsuit seeks, among other things, compensatory damages, an award of attorneys’ fees and costs and such other relief as deemed just and proper by the court. On June 8, 2023, the court appointed Delaware Public Employees’ Retirement System and Denver Employees Retirement Plan as lead plaintiffs. On August 21, 2023, lead plaintiffs filed an amended complaint against the Company, certain of its officers and directors, and the underwriters of its IPO. The amended complaint alleges that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act by allegedly making certain false and misleading statements, and by omitting material facts necessary to make the statements made therein not misleading, concerning, among other things, the Company’s growth prospects and fulfillment costs at the time of the IPO. The lawsuit seeks an award of damages, attorney’s fees and costs, and such other relief as the court deems just and proper. All defendants moved to dismiss the amended complaint, with the motion fully briefed as of February 23, 2024. On September 25, 2024, the court issued an order granting in part and denying in part defendants’ motion to dismiss, dismissing the claims based on the Company’s growth prospects statements but allowing certain other claims to proceed. On October 9, 2024, defendants moved for reconsideration of the September 25, 2024 order and/or for certification under 28 U.S.C. § 1292(b), which motion was fully submitted as of October 30, 2024. In response to an application filed by defendants on November 19, 2024, on November 20, 2024, the Court issued an order adjourning defendants’ deadline to file an answer to the amended complaint sine die. On May 16, 2025, the Court issued an order granting Defendants’ motion to extend the time to answer the amended complaint until after the motion for reconsideration is resolved. The Court also determined that a phased approach to discovery was appropriate so as to permit the exchange of “key documents” and to promote the preservation of documents and evidence and directed the parties to submit a proposed initial discovery plan, which they did. The Court approved the initial discovery plan on June 3, 2025. The Company intends to vigorously defend itself against these claims. The Company believes it has meritorious defenses to the claims asserted in the amended complaint and any liability for such claims is not currently probable and the potential loss or range of loss is not reasonably estimable.
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
15.Subsequent Events
In May 2025, the Company agreed to settle a pre-litigation dispute that existed as of April 30, 2025. The settlement agreement is in the process of being finalized. The full amount of the settlement is expected to be paid directly by the Company’s insurance carriers, subject to an immaterial standard deductible. In accordance with ASC 855, Subsequent Events, the anticipated settlement amount and related insurance proceeds have been recognized in the Company’s financial statements for the quarter ended April 30, 2025. The overall impact of the settlement is not material to the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended January 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (the “2024 Annual Report on Form 10-K”).

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
Overview
We give customers ongoing access to our “unlimited closet” — with thousands of styles by hundreds of designer brands — through our Subscription offering or the ability to rent a-la-carte through our Reserve offering. We also give our subscribers and customers the ability to buy our products through our Resale offering, which offers customers pre-loved styles from our closet at a discount to retail price, up to 90% off of designer retail value. These offerings allow us to engage and serve our subscribers and customers across diverse use cases from everyday life to special occasions. We have served approximately 3 million lifetime customers across all of our offerings and we had 182,209 ending Total Subscribers1 (active and paused) as of April 30, 2025. We had 147,157 Active Subscribers as of April 30, 2025. The majority of our revenue is highly recurring and is generated by our subscribers. For the three months ended April 30, 2025 and 2024, respectively, 88% and 88% of our total revenue (including Reserve and Resale revenue) was generated by subscribers while they were active or paused.
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

Key Fiscal First Quarter and Recent Business Highlights:
•Began deploying our new rental product strategy on site: Our historic investment in rental product began reaching customers, with a 24% increase in new rental product receipts in the first quarter of fiscal year 2025 versus the first quarter of fiscal year 2024. In the first quarter of fiscal year 2025, we launched 36 new brands and over 1,000 new styles. We expect that the remainder of the year will be even more impactful, with rental product receipts expected to increase +134% year-over-year. We also expect to launch over 40 new brands and post over 2,700 new styles.
•Expanded rental product from pillar brands: In the first quarter of fiscal year 2025, we released four new collaborations with Sea NY, Plan C, Ganni and Simon Miller, and increased the number of styles from popular brands like Staud, Ulla Johnson, Veronica Beard, and Tanya Taylor. Pillar brands are leading the way in customer engagement, with more demand, love rate, and hearts per style.
•Continued to demonstrate that RTR is a valuable marketing channel for many brands, providing an effective way for them to reach new customers outside of traditional marketing channels.
1 Ending Total Subscribers represents the number of subscribers with an active or paused membership as of the last day of the period and excludes subscribers who had an active or paused subscription during the period, but ended their subscription prior to the last day of the fiscal period.

•Improved the new member experience, providing white glove service to early term customers: In the first quarter of fiscal year 2025, we launched styling support, a 60-day customer promise where customers can get new items sent to them at no cost if they’re unsatisfied with any of the items in their order, and called 50% of new members to ensure they had a smooth introduction. By the end of the second quarter of fiscal year 2025, we anticipate 100% of our early term customers will receive a call.
•Introduced highly requested product features, including back-in-stock notifications: Historically the most requested new feature, beginning in the first quarter of fiscal year 2025, customers can request to be notified when an item is back in stock. As of June 1, 25% of all subscribers engaged with back in stock notifications and 48% of subscribers successfully added a back in stock item to their bag from a notification.
•Reconnected with our customers: Through authentic, transparent communications and branding and unique member experiences, we’ve shown our customers we heard them during the first quarter of fiscal year 2025 and we’ve continued this campaign in the second quarter of fiscal year 2025.
•Increased customer engagement: We’ve seen higher engagement with our Spring 2025 rental product, which has 23% higher share of views, 46% more hearts, and a 14% higher love rate than our Spring 2024 buy. Customers are also adding more items to their shipments, with gross bookings of April 2025 add-on spots up 11% versus the prior year.
•Launched a new organic media strategy: We engaged with our opinionated community members on Reddit and introduced new content series on social media, including new spokespeople and highlights of our team. The engagement rate on our social channels is up 163% since we launched our new strategy in April and May as compared to the two months prior.

Key Operating and Financial Results. We have achieved the following operating and financial results for the three months ended April 30, 2025 and 2024, respectively:

•Revenue was $69.6 million and $75.0 million, respectively, representing a decrease of (7.2)% year-over-year;
•147,157 and 145,837 ending Active Subscribers2, respectively, representing an increase of 1% year-over-year;
•133,468 and 135,896 Average Active Subscribers3, respectively, representing a change of (2)% year-over-year;
•182,209 and 185,346 ending Total Subscribers (including paused subscribers), respectively, representing a change of (2)% year-over-year;
•Gross Profit was $21.9 million and $28.4 million, respectively, representing a gross margin of 31.5% and 37.9%, respectively;
•Net Loss was $(26.1) million and $(22.0) million, respectively. Net Loss as a percentage of revenue was (37.5)% and (29.3)%, respectively, and included $0.2 million of restructuring and related charges for the three months ended April 30, 2024;
•Adjusted EBITDA was $(1.3) million and $6.5 million, respectively, representing an Adjusted EBITDA margin of (1.9)% and 8.7%, respectively;
•Net cash (used in) provided by operating activities was $8.3 million and $4.6 million, and net cash used in investing activities was $(14.7) million and $(6.0) million, respectively;
•Net cash (used in) provided by operating activities as a percentage of revenue was 11.9% and 6.1% and net cash used in investing activities as a percentage of revenue was (21.1)% and (8.0)%, respectively; and
•Cash and Cash Equivalents was $70.4 million and $82.0 million, respectively.
2 Active Subscribers is defined as ending Total Subscribers as of period end, excluding paused subscribers.
3 Average Active Subscribers represents the mean of the beginning of quarter and end of quarter Active Subscribers for a quarterly period; and for other periods, represents the mean of the Average Active Subscribers of every quarter within that period.

Our Product Acquisition Strategy
We acquire and monetize products in three ways: Wholesale, Share by RTR and Exclusive Designs. Wholesale items are acquired directly from brand partners, typically at a discount to Wholesale price. Share by RTR items are acquired directly from brand partners on consignment, at zero to low upfront cost with performance-based revenue share payments to our brand partners over time. Exclusive Designs items are designed using our data in collaboration with our brand partners. These units are manufactured through third-party partners with an upfront fee and, in most cases, minimal revenue share payments to our brand partners over time.
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
In fiscal year 2024, 30% of new items were acquired through Wholesale, 48% through Share by RTR and 22% through Exclusive Designs, compared to 39% Wholesale, 33% Share by RTR and 28% Exclusive Designs in fiscal year 2023. In total, approximately 70% of new items were acquired through Share by RTR and Exclusive Designs, our more capital-efficient channels in fiscal year 2024 and approximately 61% in fiscal year 2023. Both our purchasing power and the diversification into Share by RTR and Exclusive Designs have led to a decrease in rental product capital expenditures (or Purchases of Rental Product as presented in the Condensed Consolidated Statement of Cash Flows) as a percentage of revenue over time. We expect the total percentage of units acquired through our more capital-efficient channels to be unchanged in fiscal year 2025 versus fiscal year 2024, with an increase in the percentage of units acquired through our Share by RTR program versus fiscal year 2024. We plan to further decrease the percentage of units acquired through Wholesale and increase the percentage of units acquired through our more capital-efficient channels over the longer term. We expect to incur higher purchases of rental product in fiscal year 2025 relative to fiscal year 2024 in connection with our strategy to approximately double the new rental product added to our site and made available to our customers in fiscal year 2025.
For additional details about our business model and our product acquisition strategy, see our 2024 Annual Report on Form 10-K.
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

We believe customer retention plays an important role in driving business growth. Customer retention is influenced by a number of factors, including rental product in-stock levels and satisfaction, product experience, and customer service levels. Starting in fiscal year 2023, we increased the depth of our rental product purchases to improve rental product in-stock levels. We increased the depth of our rental product further in fiscal year 2024 and experienced better customer retention for fiscal year 2024 versus fiscal year 2023. In fiscal year 2025, we plan to focus on significantly increasing the quantity and desirability of rental product purchases, which we believe will increase customer satisfaction and improve retention further. We are also focused on new product features as well as more personal customer service and styling.

Brands and Products
Ability to Acquire, Manage and Monetize Products Efficiently. Our ability to deliver an elevated experience for our subscribers and customers that keeps them loyal to RTR depends on us having the right assortment. Due to our deep partnerships with brands, flexibility in our buying timelines and ability to react to advantageous retail purchasing environments, we can acquire products directly from brands in multiple cost effective ways. Our expertise in reverse logistics and garment restoration also provides us with the ability to monetize our products effectively over their useful life. Diversifying our product acquisition away from 100% Wholesale has driven higher overall product return on investment and reduced the capital needs of the business. See “—Our Product Acquisition Strategy” above for a description of the three ways in which we procure products.We continuously evaluate our product acquisition mix to maximize our strategic priorities.
Purchases of rental product includes the cost of Wholesale products acquired in the period and other ancillary costs such as freight, where applicable. Many factors impact the purchases of rental product including our depth and acquisition mix strategy, the proportion of subscribers to total customers, timing of when those subscribers are acquired, the formality of styles, brand assortment, opportunities in the market and timing of when the rental product is received and paid for. Purchases of rental product as a percentage of revenue in fiscal year 2024 was 16% as a result of a greater proportion of rental product acquired through our Share by RTR channel combined with fewer units of rental product purchased compared to fiscal year 2023. Purchases of rental product as a percentage of revenue was 26% and 21% in fiscal year 2023 and 2022, respectively. We anticipate this percentage to increase in fiscal year 2025 compared with fiscal year 2024, despite a greater proportion of Share by RTR units, due to a significant increase in units of rental product purchased. Due to seasonality factors, we track our progress on purchases of rental product as a percentage of revenue on a full year basis, as quarterly expenditures are not necessarily reflective of full year trends. As of April 30, 2025, the quarterly and annual spend levels for rental product capital expenditures for fiscal year 2025 under our 2025 Amended Facility have not yet been finalized. The deadline to agree on such levels was extended from March 31, 2025 to May 30, 2025 and then further extended to July 31, 2025.
Ability to Achieve Leverage in our Cost Structure. Improving operational efficiency of our platform is imperative to increasing profitability. We expect certain of our operating costs to increase as order volume increases and as we make investments to grow subscribers and revenue and to enhance the customer experience. In September 2022, we announced a restructuring plan that reduced operating expenses by approximately $27 million in the four quarters following the restructuring compared to the annualized run rate for the second quarter of fiscal year 2022. In January 2024, we announced a restructuring plan that generated total annual operating expense savings of approximately $12 million, which primarily included the reduction in force, with some open role closures/reduced backfills, and excludes potential hiring of new employees or other additions to the Company’s costs and expenses. Though we anticipate quarterly fluctuations in operating leverage, we expect our fixed costs to decrease as a percentage of total revenue in fiscal year 2025, and over time we anticipate that our operating costs will grow more slowly than our total revenue on an annual basis. As of April 30, 2025, the quarterly and annual spend levels for rental product capital expenditures for fiscal year 2025 under our 2025 Amended Facility have not yet been finalized. The deadline to agree on such levels was extended from March 31, 2025 to May 30, 2025 and then further extended to July 31, 2025.
We use technology and customer data to drive efficiency across products, fulfillment expenses and operating costs. Our data has allowed us to build a differentiated and proprietary rental reverse logistics platform with a vertically integrated cleaning and restoration process. We have invested in technology and automation in order to drive operating leverage and higher margins as we focus on growing and scaling our business.
Over time, we have improved our margins, profitability and cash flow, and we believe we will continue to benefit from economies of scale. We are focused on driving additional efficiencies in our operating expenses and growing profitability to also cover rental product depreciation, in addition to fulfillment, revenue share and operating expenses.

We use Adjusted EBITDA to assess our operating performance and the operating leverage of our business prior to capital expenditures. We also measure the cash consumption of the business including capital expenditures by assessing net cash used in operating activities and net cash used in investing activities on a combined basis. The 2023 Amended Facility reduced our cash interest payments during fiscal year 2024 and reduced our cash interest payments during fiscal year 2025 relative to the original agreement, which we expect to improve our overall liquidity.
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
Impact of Macro and Consumer Environment on Our Business
There remains significant uncertainty in the current macroeconomic and consumer environment, driven by several factors, including inflationary pressures, global trade policies and tariffs, higher interest rates, potential risk of recession, ongoing industry-wide supply chain issues, instability in the financial system, and the wars in Ukraine and the Middle East. These factors have impacted, and are expected to continue to impact, consumer discretionary spending and purchasing behavior, price sensitivity, wage rates, transportation costs, rental product costs, and other costs associated with our business.
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
We continue to take actions to adjust to the changing business environment and related inflationary pressure. For example, in light of potential pricing sensitivity in the current macro-economic environment, we are focused on investing in our customer and delivering even more value to her, and emphasizing the value proposition of our offering in our marketing materials. In addition, we increased wage rates during the first quarter of fiscal year 2025 to attract and retain talent at our fulfillment centers. We expect to continue to be impacted by rising labor costs in the future. Transportation costs decreased as a percentage of revenue in fiscal year 2024 due to higher revenue per order and the benefits of our September 2023 transportation contract with a major national carrier. While we expect to be able to reduce transportation costs as a percentage of revenue for fiscal year 2025, we plan to continue to mitigate longer-term rising costs by seeking to optimize shipping methods and improve contractual and pricing terms; however, unpredictable changes in global trade policies and tariffs or other significant macroeconomic or geopolitical developments may negatively impact our ability to meet our current expectations and objectives. Although we continue to face a challenging and unpredictable environment, we plan to invest in our customers, manage our staffing and further leverage our transportation partners to help to drive growth and efficiencies in our business.
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

For additional details about key factors affecting our performance, see our 2024 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
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

	Three Months Ended April 30,
	2025	2024
	($ in millions)
Active Subscribers	147,157	145,837
Average Active Subscribers	133,468	135,896
Gross Profit	$21.9	$28.4
Net Loss	$(26.1)	$(22.0)
Adjusted EBITDA (1)	$(1.3)	$6.5
__________
(1)Adjusted EBITDA is a non-GAAP financial measure; for a reconciliation to the most directly comparable U.S. GAAP financial measure, net loss, and why we consider Adjusted EBITDA to be a useful metric, see “—Non-GAAP Financial Metrics” below.
Active Subscribers: Active Subscribers represents the number of subscribers with an active membership as of the last day of any given period and excludes paused subscribers. As of April 30, 2025, we had 147,157 Active Subscribers, slightly higher year-over-year. The increase in Active Subscribers was driven primarily by increased promotional activity and an improvement in retention during the first quarter of fiscal year 2025 as compared to the prior year as we focused on improving our customer experience through increased rental product and the rollout of multiple product improvements.

Average Active Subscribers: Average Active Subscribers represents the mean of the beginning of quarter and end of quarter Active Subscribers for a quarterly period; and for other periods, represents the mean of the Average Active Subscribers of every quarter within that period. As of April 30, 2025, we had 133,468 Average Active Subscribers, a decrease from 135,896 as of April 30, 2024. The year over year decline in Average Active Subscribers was primarily due to the lower base of Ending Active Subscribers at the end of fiscal year 2024 compared to fiscal year 2023.

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

Gross Profit was $21.9 million for the three months ended April 30, 2025 compared to $28.4 million for the three months ended April 30, 2024, representing Gross Margins of 31.5% and 37.9%, respectively. Gross Profit and Gross Margin for the three months ended April 30, 2025 decreased primarily due to the impact of higher revenue share costs and fulfillment costs as a percentage of sales, partially offset by lower rental product depreciation as a percentage of sales.

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

Net Loss was $(26.1) million for the three months ended April 30, 2025 compared to $(22.0) million for the three months ended April 30, 2024, representing margins of (37.5)% and (29.3)%, respectively. Net Loss increased year over year primarily due to the impact of higher revenue share costs, other expenses, fulfillment costs and interest expense as a percentage of sales. Adjusted EBITDA was $(1.3) million for the three months ended April 30, 2025 compared to $6.5 million for the three months ended April 30, 2024, representing margins of (1.9)% and 8.7%, respectively. Adjusted EBITDA margin decreased year over year primarily due to higher revenue share and fulfillment costs as a percentage of revenue in addition to lower revenue.

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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented:

	Three Months Ended April 30,
	2025	2024
	(in millions)
Revenue:
Subscription and Reserve rental revenue	$62.0	$66.1
Other revenue	7.6	8.9
Total revenue, net	69.6	75.0
Costs and expenses:
Fulfillment	20.4	20.6
Technology	9.6	9.6
Marketing	8.6	9.0
General and administrative	20.7	22.8
Rental product depreciation and revenue share	27.3	26.0
Other depreciation and amortization	2.7	3.3
Restructuring charges	—	0.2
Total costs and expenses	89.3	91.5
Operating loss	(19.7)	(16.5)
Interest income / (expense), net	(6.3)	(5.6)
Other income / (expense), net	0.1	0.1
Net loss before income tax benefit / (expense)	(25.9)	(22.0)
Income tax benefit / (expense)	(0.2)	—
Net loss	$(26.1)	$(22.0)
Comparison of the three months ended April 30, 2025 and 2024
Total Revenue, Net.    Total revenue, net was $69.6 million for the three months ended April 30, 2025, a decrease of $(5.4) million, or (7.2)%, compared to $75.0 million for the three months ended April 30, 2024. This decrease was primarily driven by lower revenue per subscriber, lower Average Active Subscribers, and lower Other Revenue. In fiscal year 2025, we expect revenue to increase as we work towards growing our customer base, improving the customer experience and continuing to focus on our resale revenue.
Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $62.0 million for the three months ended April 30, 2025, a decrease of $(4.1) million, or (6.2)%, compared to $66.1 million for the three months ended April 30, 2024. This decrease was primarily driven by lower revenue per subscriber and lower Average Active Subscribers. The decrease in revenue per subscriber was driven primarily by higher promotional spending.
Other Revenue.    Other revenue was $7.6 million for the three months ended April 30, 2025, a decrease of $(1.3) million, or (14.6)%, compared to $8.9 million for the three months ended April 30, 2024. This decrease was primarily driven by a decrease in the items purchased per subscriber, partially offset by an increase in the average selling price per unit. Other revenue represented 10.9% of total revenue, up from 11.9% in the same period last year.
Costs and Expenses.    Total costs and expenses were $89.3 million for the three months ended April 30, 2025, a decrease of $(2.2) million, or (2.4)%, compared to $91.5 million for the three months ended April 30, 2024. This decrease was primarily driven by lower General & Administrative costs partially offset by higher Rental Product Depreciation and Revenue Share costs.

Fulfillment.    Fulfillment expenses were $20.4 million for the three months ended April 30, 2025, a decrease of $(0.2) million, or (1.0)%, representing 29.3% of revenue, compared to $20.6 million for the three months ended April 30, 2024, representing 27.5% of revenue. The increase in fulfillment expenses as a percentage of revenue was primarily driven by higher transportation costs due to carrier rate increases.

In fiscal year 2025, we expect fulfillment expenses as a percentage of total revenue to decrease compared to fiscal year 2024 as a result of anticipated higher revenue per order and continued processing efficiencies.
Technology.    Technology expenses were $9.6 million for the three months ended April 30, 2025, flat compared to $9.6 million for the three months ended April 30, 2024. Technology expenses were 13.8% of revenue for the three months ended April 30, 2025 compared to 12.8% for the same period last year as we saw decreased operating leverage due to lower revenue. Technology related share-based compensation expense was $0.3 million for the three months ended April 30, 2025 and was $0.6 million for the same period last year.

In fiscal year 2025, we expect technology expenses to decrease as a percentage of total revenue compared to fiscal year 2024 as a result of improved operating leverage due to higher expected revenue.
Marketing.    Marketing expenses were $8.6 million for the three months ended April 30, 2025, a decrease of $(0.4) million, or (4.4)%, compared to $9.0 million for the three months ended April 30, 2024. This decrease was driven primarily by lower personnel related costs. Marketing expenses unrelated to personnel costs were $7.9 million in the three months ended April 30, 2025 and 11.4% of revenue, compared to $8.2 million and 10.9% of total revenue for the same period last year.

In fiscal year 2025, we expect marketing expenses to decrease in dollars and as a percentage of total revenue compared to fiscal year 2024. The timing of our marketing expenses during the year will depend in part on the timing of marketing campaigns.

General and Administrative.    General and administrative (“G&A”) expenses were $20.7 million for the three months ended April 30, 2025, a decrease of $(2.1) million, or (9.2)%, compared to $22.8 million for the three months ended April 30, 2024. This decrease was driven primarily by lower share-based compensation expense, gain on the liquidation of rental product and exchange rate and cost savings from the January 2024 restructuring plan. G&A expenses as a percentage of revenue were 29.7%, compared to 30.4% last year, as we saw increased operating leverage with a lower cost base post-restructuring. G&A related share-based compensation expense was $1.2 million for the three months ended April 30, 2025 and was $2.4 million for the three months ended April 30, 2024.

In fiscal year 2025, we expect G&A expenses to decrease as a percentage of revenue compared to fiscal year 2024 due to operating leverage driven by higher revenue growth.
Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $27.3 million for the three months ended April 30, 2025, an increase of $1.3 million, or 5.0%, compared to $26.0 million for the three months ended April 30, 2024. The increase was primarily driven by higher Share by RTR units acquired and the higher base of rental product. Rental product depreciation and revenue share was 39.2% of revenue in the three months ended April 30, 2025, up from 34.7% in the same period last year primarily due to the factors discussed above.
Other Depreciation and Amortization.    Other depreciation and amortization was $2.7 million for the three months ended April 30, 2025, a decrease of $(0.6) million, or (18.2)%, compared to $3.3 million for the three months ended April 30, 2024. This decrease was primarily driven by lower depreciation and amortization associated with machinery and equipment.
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
The January 2024 restructuring plan generated total annual operating expense savings of approximately $12 million, which primarily included the reduction in force, with some open role closures/reduced backfills, and excludes potential hiring of new employees or other additions to the Company’s costs and expenses. The restructuring plan was completed during the first quarter of fiscal year 2025.
See Note 4, “Restructuring and Related Charges” in the Notes to the Condensed Consolidated Financial Statements for more details on these charges.
Interest Income / (Expense), Net.    Interest expense, net was $(6.3) million for the three months ended April 30, 2025, an increase in expense of $0.7 million, or 12.5%, compared to $(5.6) million for the three months ended April 30, 2024. This increase was driven by higher paid-in-kind (“PIK”) interest from the 2025 Amended Facility and lower interest earned. Of the $(6.3) million total interest expense in the three months ended April 30, 2025, $0.6 million was the net of interest earned, financing lease and other interest and $(6.9) million was debt discount amortization, compared to $0.8 million net of cash interest, interest earned, financing lease and other interest and $(6.4) million of debt discount amortization in the three months ended April 30, 2024.

Other Income / (Expense), Net. Other income / (expense), net was $0.1 million for the three months ended April 30, 2025, unchanged from $0.1 million for the three months ended April 30, 2024.
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

Adjusted EBITDA and Adjusted EBITDA Margin.    Adjusted EBITDA and Adjusted EBITDA Margin are key performance measures used by management to assess our operating performance and the operating leverage of our business prior to capital expenditures. Net Loss was $(26.1) million for the three months ended April 30, 2025 compared to $(22.0) million for the three months ended April 30, 2024. Net Loss as a percentage of revenue was (37.5)%, and (29.3)% for the three months ended April 30, 2025 and 2024, respectively, and included $0.2 million of restructuring and related charges during the three months ended April 30, 2024. Net Loss increased year over year primarily due to the impact of higher revenue share costs, other expenses, fulfillment costs and interest expense as a percentage of sales. Our Adjusted EBITDA was $(1.3) million for the three months ended April 30, 2025 compared to $6.5 million for the three months ended April 30, 2024, representing margins of (1.9)% and 8.7%, respectively. Adjusted EBITDA Margin decreased for the three months ended April 30, 2025 primarily due to higher revenue share and fulfillment costs as a percentage of revenue in addition to lower revenue.

The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended April 30,
	2025	2024
	(in millions)
Net loss	$(26.1)	$(22.0)
Interest (income) / expense, net (1)	6.3	5.6
Rental product depreciation	13.2	14.9
Other depreciation and amortization (2)	2.7	3.3
Share-based compensation (3)	1.5	3.0
Write-off of liquidated assets (4)	0.7	1.6
Non-ordinary course legal fees (5)	0.6	—
Restructuring charges (6)	—	0.2
Income tax (benefit) / expense	0.2	—
Other (income) / expense, net (7)	(0.1)	(0.1)
Other (gains) / losses (8)	(0.3)	—
Adjusted EBITDA	$(1.3)	$6.5
Net Loss as a percentage of revenue	(37.5)%	(29.3)%
Adjusted EBITDA Margin (9)	(1.9)%	8.7%
__________
(1)Includes debt discount amortization of $6.9 million in the three months ended April 30, 2025 and $6.4 million in the three months ended April 30, 2024.
(2)Reflects non-rental product depreciation and capitalized software amortization.
(3)Reflects the non-cash expense for share-based compensation.
(4)Reflects the write-off of the remaining book value of liquidated rental product that had previously been held for sale.
(5)Non-ordinary course legal fees for the three months ended April 30, 2025 includes $0.6 million of costs related to securities lawsuits and non-recurring legal fees.
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
Liquidity and Capital Resources
We have incurred net losses from operations of $(26.1) million for the three months ended April 30, 2025, have incurred significant recurring net losses since inception, have an accumulated deficit of $(1,149.1) million as of April 30, 2025, and have historically relied upon debt and equity financing to fund our operations. Our cash flows from operations for the three months ended April 30, 2025 were $8.3 million. Cash outflows from investing activities were $(14.7) million for the three months ended April 30, 2025. As of April 30, 2025, we had cash and cash equivalents of $70.4 million, restricted cash of $9.0 million, current liabilities of $71.3 million as of April 30, 2025 and long-term debt of $340.6 million with a maturity date in October 2026. We currently expect that our cash and cash equivalents balance will decline in fiscal year 2025 as a result of our business plans and strategy to significantly increase the quantity and desirability of rental product available to our customers.

We are a borrower under a loan agreement with CHS (US) Management LLC (as successor in interest to Double Helix Pte Ltd.) as administrative agent for Temasek Holdings, and CHS US Investments LLC, as lender (following a debt assignment from Double Helix Pte Ltd. in March 2025). In January 2023, we entered into an amendment and restatement of such facility (the “2022 Amended Temasek Facility”). The 2022 Amended Temasek Facility extended the maturity date from October 2024 to October 2026, reduced cash interest payments by over $20 million for the two succeeding fiscal years while the total interest rate remains unchanged during this period, with subsequent increases thereafter. In connection with the 2022 Amended Temasek Facility, we also granted warrants to purchase 100,000 shares of Class A Common Stock at an exercise price of $100.00 per share, along with other clarifications and updates. In December 2023, we entered into the 2023 Amended Temasek Facility. The 2023 Amended Temasek Facility eliminated all interest (payment-in-kind and cash interest) for six full fiscal quarters beginning with the fourth quarter of fiscal year 2023, reduced the minimum liquidity maintenance covenant from $50 million to $30 million, and provided that the Company may not exceed mutually agreed upon quarterly and annual spend levels for rental product capital, fixed operating, and marketing expenditures during fiscal year 2024 of $51 million, $100 million (excluding $10 million of specified permitted expenditures), and $30 million, respectively, on an annual basis, and to-be-agreed levels for fiscal years 2025 and 2026, subject to the debt holders’ consent and certain exceptions. In fiscal year 2025, we have incurred cash and paid-in-kind interest beginning May 1, 2025. In March 2025, we entered into an amendment that extended the deadline to establish the 2025 quarterly and annual spend levels for rental product capital, fixed operating, and marketing expenditures to May 30, 2025, which deadline was subsequently further amended in May 2025 and extended to July 31, 2025. Our total indebtedness as of April 30, 2025 was $340.6 million. For a description of the terms of our current and prior credit agreements, see “Note 7 – Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements. We intend to work constructively with our lender regarding the terms of the 2025 Amended Facility.

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

Our future capital requirements will depend on many factors, including, but not limited to, demand for our business, rental product spend (including expected increases in rental product spend due to our planned increase in rental product unit purchases in fiscal year 2025) and the timing of investments in technology and personnel to support the overall growth of our business. We believe our existing cash and cash equivalents, and cash generated from our operations, will be sufficient to sustain our business operations, including interest payments that resumed effective May 1, 2025, and satisfy the $30 million minimum liquidity maintenance covenant for at least the next twelve months.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2025	2024
	(in millions)
Net cash (used in) provided by operating activities	$8.3	$4.6
Net cash (used in) provided by investing activities	(14.7)	(6.0)
Net cash (used in) provided by financing activities	(0.7)	(0.6)
Net (decrease) increase in cash and cash equivalents and restricted cash	(7.1)	(2.0)
Cash and cash equivalents and restricted cash at beginning of period	86.5	94.0
Cash and cash equivalents and restricted cash at end of period	$79.4	$92.0
We also measure the cash consumption of the business including capital expenditures, by assessing net cash used in operating activities and net cash used in investing activities on a combined basis, which was $(6.4) million for the three months ended April 30, 2025 and $(1.4) million for the three months ended April 30, 2024. The cash consumption of the business was higher in the first quarter of fiscal year 2025 compared with the same period of fiscal year 2024 primarily due to higher purchases of rental product and higher net loss and lower Adjusted EBITDA compared to the prior period. The sum of net cash used in operating activities and net cash used in investing activities, as a percentage of revenue, was (9.2)% for the three months ended April 30, 2025 and (1.9)% for the three months ended April 30, 2024.

Net cash (used in) provided by operating activities.    For the three months ended April 30, 2025, net cash provided by operating activities was $8.3 million, which consisted of a net loss of $(26.1) million, partially offset by non-cash charges of $24.1 million, reclassification of the proceeds from the sale of rental product of $4.9 million and a net change of $15.2 million in our operating assets and liabilities. The non-cash charges were primarily comprised of $13.0 million of rental product depreciation and write-off expenses, $1.5 million of share-based compensation, $6.9 million of debt discount amortization, and $2.7 million of other fixed and intangible asset depreciation.
For the three months ended April 30, 2024, net cash used in operating activities was $4.6 million, which consisted of a net loss of $(22.0) million, partially offset by non-cash charges of $28.0 million, reclassification of the proceeds from the sale of rental product of $6.8 million and a net change of $5.4 million in our operating assets and liabilities. The non-cash charges were primarily comprised of $15.3 million of rental product depreciation and write-off expenses, $3.0 million of share-based compensation, $6.4 million of debt discount amortization and $3.3 million of other fixed and intangible asset depreciation.
Net cash (used in) provided by investing activities.    For the three months ended April 30, 2025, net cash used in investing activities was $(14.7) million, primarily consisting of $(19.3) million of purchases of rental product incurred in the period and $(1.2) million of purchases of fixed and intangible assets. The investment in rental product does not include an additional $(11.3) million of cost for units received in the current period but not yet paid for, but does include $2.7 million of cost for units paid for in the current period but received in the prior period (see the Supplemental Cash Flow Information in Part I, Item 1. “Financial Statements (Unaudited)”). The investment in rental product was to support our rental product strategy. The majority of the investment in fixed and intangible assets was primarily related to machinery and equipment. The cash used in investing activities was partially offset by $4.9 million of proceeds from the sale of owned rental product and $0.9 million of proceeds from the liquidation of rental product.

For the three months ended April 30, 2024, net cash used in investing activities was $(6.0) million, primarily consisting of $(13.1) million of purchases of rental product incurred in the period and $(0.8) million of purchases of fixed and intangible assets. The investment in rental product did not include an additional $(12.3) million of cost for units received in the current period but not yet paid for, but did include $3.3 million of cost for units paid for in the current period but received in the prior period (see Supplemental Cash Flow Information in Part I, Item 1. “Financial Statements (Unaudited)”). The investment in rental product was to support our rental product strategy. The majority of the investment in fixed and intangible assets was related to machinery and equipment and leasehold improvements. The cash used in investing activities was partially offset by $6.8 million of proceeds from sales of owned rental products and $1.1 million of proceeds from the liquidation of rental product.
Net cash provided by (used in) financing activities.    During the three months ended April 30, 2025, net cash used in financing activities was $(0.7) million, consisting of other financing payments.
During the three months ended April 30, 2024, net cash used in financing activities was $(0.6) million, consisting of other financing payments.
Contractual Obligations and Commitments
In December 2023, we entered into the 2023 Amended Temasek Facility, which eliminated all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023, reduced the minimum liquidity maintenance covenant from $50 million to $30 million, and provided that we may not exceed mutually agreed upon quarterly and annual spend levels for rental product capital expenditures, fixed operating expenses and marketing expenditures during fiscal year 2024 and to-be-agreed levels for fiscal years 2025 and 2026. In March 2025, we entered into an amendment, which extended the deadline to agree upon the fiscal year 2025 covenant levels from March 31, 2025 to May 30, 2025, which deadline was subsequently further amended in May 2025 and extended to July 31, 2025. See Note 7 — Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements for more information. As of April 30, 2025, we had approximately $340.6 million of total debt outstanding, none of which matures within the next 12 months. See “Note 7 — Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information. See “Note 5 – Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements for our minimum fixed lease obligations under existing lease agreements as of April 30, 2025. See “Note 14 - Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for our minimum purchase commitments for technology services as of April 30, 2025.

Critical Accounting Estimates
Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our 2024 Annual Report on Form 10-K. In the three months ended April 30, 2025, there were no material changes to our critical accounting estimates from those discussed in our 2024 Annual Report on Form 10-K except as discussed below.

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

Given the Company’s stock price decline during the first quarter of fiscal year 2025 and fourth quarter of fiscal year 2024, the Company concluded a triggering event had occurred and performed an impairment analysis of its long-lived assets as of April 30, 2025 and January 31, 2025. Based on the quantitative assessments performed, undiscounted cash flows expected to be generated by the use and eventual disposition of the Company’s long-lived assets exceeded their carrying values and therefore no impairment was recognized for the three months ended April 30, 2025 and year ended January 31, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our quantitative and qualitative disclosures about market risk are described under the heading “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report on Form 10-K. In the three months ended April 30, 2025, there were no material changes to our quantitative and qualitative disclosures about market risk from those discussed in our 2024 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of April 30, 2025 because of the material weaknesses in our internal control over financial reporting described below.
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
Material Weaknesses in Internal Control Over Financial Reporting
We identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of April 30, 2025, these material weaknesses remain unremediated.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our growth strategy is focused on continuing to grow, engage, and retain our subscriber and customer base, expanding our brand partner relationships and product assortment, increasing our advertising and other marketing spending, and continuing to invest in our offerings and technology. The majority of our revenue is generated by our subscribers. Our base subscription plans range in price and customers can customize their subscription monthly by purchasing additional slots and shipments. Our subscriptions renew automatically on a monthly basis and subscribers may disable automatic renewal by canceling or pausing their subscription prior to the next month’s bill date. As a result, even though a significant number of subscribers have historically renewed their monthly subscription, there can be no assurance that we will be able to retain a significant portion of subscribers beyond the existing monthly subscription periods. In addition, any limitation or restriction imposed on our ability to bill our subscribers on a recurring basis, enforce our terms of service or collect data or deliver relevant promotions or media, whether due to new regulations or otherwise, may significantly lower our subscription retention rate. We also offer our customers the option to rent or buy items via our Reserve offering and Resale offering, respectively. Our Subscription plans and offerings do not have demonstrably long track records of success and may not grow as much or as fast as we expect. For example, our active subscriber count decreased year over year in fiscal year 2024 and, although we are focused on growth initiatives, may continue to decline in the future. In addition, our number of active subscribers may be higher or lower than the number of our actual individual subscribers, because some active subscribers may have multiple accounts (such as for professional and personal purposes), or some may share their plans with other individuals. Although we presently anticipate an increase in our year-over-year revenue growth rate in fiscal year 2025, if our growth and/or growth rates do not meet expectations, the perception of our business, financial condition and results of operations by investors and our third-party service providers and brand partners may be adversely affected.

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
Additionally, adverse economic changes could reduce consumer confidence, and could thereby negatively affect our operating results. In the event of a prolonged economic downturn, uncertainty, or acute recession, significant inflation, or increased supply chain shortages, consumer spending habits could be adversely affected, and we could experience lower than expected revenue, net income, cash flows and Adjusted EBITDA. In challenging and uncertain economic environments, we cannot predict the degree of uncertainty, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business. Any of these developments could harm our business, financial condition and results of operations.

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
We had a net loss of $(26.1) million and $(69.9) million for the three months ended April 30, 2025 and year ended January 31, 2025, respectively, and have in the past had net losses. As of April 30, 2025, we had an accumulated deficit of $(1,149.1) million. Further, for a variety of reasons, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to sustain or increase our profitability.
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

We currently primarily rely on a national carrier for our outbound and inbound logistics. However, we continue to maintain relationships with tier two and tier three carriers in order to provide redundancies and manage potential shipping disruptions from time to time. While we have confidence in our current strategy, we cannot predict changes in market conditions or how primarily relying on a single national carrier may impact customer sentiment and satisfaction, which could lead to unanticipated costs and/or have a material adverse effect on our business and financial condition.
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

We have been focused on expanding our relationships with brand partners and continuing to develop our Exclusive Designs and Share by RTR arrangements, which are our more capital-efficient ways of acquiring rental product. For our Exclusive Designs, RTR traditionally has sourced the materials and relied upon third-party manufacturing partners to produce products; however, we have updated our Exclusive Designs model and, for fiscal year 2025, certain brands now source and manufacture the products themselves, which are exclusively available on our site for a period of time. This new Exclusive Designs approach is similar to the approach for Wholesale and Share by RTR items, for which we enter into contracts in advance of a particular season and brand partners frequently agree to incur costs related to sourcing and manufacturing products before we have paid for them, which requires the brand partners to continue to trust us. If we were viewed as less financially viable by our brand partners and/or their financing partners or factoring companies, we may receive less favorable terms and conditions from our brand partners, including requiring more upfront payments or other demonstrations of credit. The cash flow benefits we currently experience from our brand partners’ willingness to revenue share could be adversely affected if revenue share terms change or if brand partners no longer wish to revenue share due to lack of trust in us, lack of revenue earned in comparison to the projections we provided, or their inability to continue to spread their earnings out over the time period that the products are earning revenue on our website, among other reasons. For our Exclusive Design arrangements, we must continue to increase the number of brand partners with whom we work, design an assortment of styles that meet customer demand, maintain and enhance our third-party manufacturing capabilities and partner relationships and ensure the products manufactured meets brand partners’, customers’ and our quality standards. Our ability to obtain a sufficient selection or volume of products on a timely basis at competitive prices could suffer as a result of any deterioration or change in our partner relationships or events that adversely affect them and, in turn, could have a material adverse effect on our business.
We also procure and manufacture products outside of the United States. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, limitations in factory capacity, the imposition of additional import or trade restrictions, including legal or economic restrictions on overseas brand partners’ or manufacturers’ ability to produce and deliver products, increased custom duties and tariffs, unforeseen delays in customs, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, foreign government regulations, political instability and conflict, such as the war between Russia and Ukraine and conflict in the Middle East, and economic uncertainties in the countries from which we or our brand partners source our products. Future extended disruptions in travel may limit our ability to source products in-person, which may lead to suboptimal products and harm our business. For the next several quarters, we anticipate facing, and having to address challenges relating to, economic uncertainty and trends that may also impact our business operations, including transportation efficiencies. Additionally, oil supply disruptions related to the war between Russia and Ukraine have in the past led to, and could continue to lead to ,increased fuel and shipping prices. Further, certain trade restrictions related to the Xinjiang region of China that impose a ban on virtually all imports from that region could affect the sourcing and availability of raw materials, such as cotton, used in the manufacturing of certain products and lead to our products and materials and those of our brand and/or manufacturing partners being held for inspection by the United States Customs & Border Patrol and delayed or rejected for entry, which could adversely impact the customer experience and our business. In addition, negative press or consumer sentiment about internationally sourced products may lead to reduced demand for our products. These and other issues affecting our international brand partners, manufacturers or internationally sourced products could have a material adverse effect on our business, financial condition, and results of operations.
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
Our industry is characterized by rapidly changing technology, new service and product introductions, and changing customer demands and preferences, and we are not able to predict the effect of these changes on our business. In addition, we believe that our future success depends, in part, on our ability to anticipate and respond effectively to new technology disruption and developments and keep pace more generally with technological changes and trends. These may include new software applications or related services based on artificial intelligence (such as our AI search tool), augmented reality, machine learning, or robotics or more generally evolving trends in e-commerce. For example, we continue to focus on improving the performance of our website and mobile application for our customers, including increasing reliability; however, our efforts may be unsuccessful. The technologies that we currently use to support our business platform are highly interconnected and complex (as discussed elsewhere in these risk factors) and may become inadequate or obsolete, and the cost of incorporating new technologies into our offerings and services may be substantial. In addition, any failure by us to adequately integrate technological developments in our approach to data management could harm our ability to leverage data, including customer data, collected through our technology and our systems, which could have a negative effect on our business. If we are unable to adequately utilize our data in support of our operations due technical or other limitations, our ability to drive leverage in operational efficiencies and to attract new customers and retain existing customers could be impaired. In addition, if we are unable to successfully leverage new technology to automate and otherwise enhance and drive efficiencies in our operations, our business, results of operations and financial condition could be harmed.
Our partners and customers may not be satisfied with our technological or other platform enhancements or new offerings or may perceive that these offerings do not respond to their needs or create value for them. Our customers may also be dissatisfied with the product mix we currently offer or will offer in the future.

Additionally, as we invest in and experiment with new offerings or changes to our platform, our partners and customers may find these changes to be disruptive and may perceive them negatively. For example, in March 2023, we changed our subscription programs to provide customers with one additional item per shipment at no extra charge, which is intended to provide more value to our customers and increase retention. In fiscal year 2025, we plan to approximately double our rental product added on our site. These new offerings and updates do not have demonstrably long track records of success for us and could result in higher fulfillment costs and lower gross margins, higher product spend, and/or other unforeseen impacts on the business. In addition, developing new offerings and services is complex, and the timetable for their public launch is difficult to predict and may vary from our expectations. As a result, the introduction of new offerings may occur after anticipated release dates, or they may be introduced as pilot programs, which may not be continued for various reasons. In addition, new offerings may not be successful due to defects or errors, negative publicity, or our failure to market them effectively. New offerings may not drive revenue growth, customer acquisition or retention, may require substantial investment and planning, and may bring us more directly into competition with companies that are better established or have greater resources than we do. If we do not continue to cost-effectively develop new offerings that satisfy our brand partners and customers, then our competitive position and growth prospects may be harmed. In addition, changes to subscription plans or new offerings may have lower margins than we anticipate or than existing offerings, and our revenue from new offerings may not be enough to offset the cost of developing and maintaining them, which could adversely affect our business, financial performance, and growth. Finally, the success of our technology and product initiatives overall depends upon our engineering and product teams and leadership, which have experienced recent transition and may continue to experience transition in the future. If our team building efforts or engineering and product strategies and plans are not successful or are not executed successfully, our growth may decline and we may not achieve our profitability goals.
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

In particular, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be necessary to make extortion payments, but we may be unable to do so if applicable laws or governmental pressure prohibit or prevent such payments. We are also a frequent target of credential stuffing and account takeover attacks: for example, where email addresses and passwords involved in security incidents reported by other companies are used to attempt to gain unauthorized access to our platform or IT Systems. In addition, employees may intentionally or inadvertently cause data or security incidents that result in unauthorized release of Personal Information or other Confidential Information. Further, Company-issued laptops or other devices have been, and may in the future be, lost, stolen, or infected with malware. Because the techniques and tools (including artificial intelligence) used to circumvent security systems change frequently, are becoming increasingly sophisticated, are designed to evade detection and remove forensic evidence, are often not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to timely or effectively anticipate, detect or recover from cyberattacks or security incidents in the future. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our Confidential Information and IT Systems. For example, as further described later in these risk factors, we have identified material weaknesses in certain controls related to our IT Systems.
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
We have taken and plan to continue to take actions intended to drive efficiencies and maintain a cost structure that aligns with our business and financial objectives. For example, in September 2022 and January 2024, we announced restructuring plans intended to reduce costs, streamline our organizational structure and drive operational efficiencies and growth. These plans or other future restructuring plans present significant risks that could have a material adverse effect on our operations, financial condition, results of operations, cash flow, or business reputation. Such risks include:
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
We believe that our success and future growth depend largely upon the continued services of our senior management team, including our Co-Founder, Chair, Chief Executive Officer and President Jennifer Y. Hyman. From time to time, there have been and may be future changes in our executive management team resulting from the hiring or departure of these executives. Our executive officers are employed on an at-will basis, which means they may terminate their employment with us at any time. The loss of one or more of our executive officers, the failure to appropriately manage executive transitions, or the failure by our executive team to effectively work with our employees and lead our Company, could harm our business. We do not maintain key man life insurance with respect to any member of management or other employee.

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
Our brand and manufacturing partners may increase their pricing if raw materials, labor, or other costs become more expensive or subject to other pricing pressures. The inputs used to manufacture products are subject to availability constraints and price volatility. In addition, our brand partners may pass the increase in sourcing costs to us through price increases, thereby impacting our margins. For example, if manufacturers increase their costs, our Exclusive Designs may not be as cost-effective for us or our brand partners to produce, which could negatively impact our ability to meet our financial goals. The fabrics used in our products are made of raw materials including petroleum-based products and cotton. Significant price fluctuations or shortages in petroleum, cotton, or other raw materials could significantly increase our cost of revenue and the cost associated with procuring products via Exclusive Designs. Moreover, in the event of a significant disruption in the price or supply of the fabrics or raw materials used in the manufacture of the products we offer, such as due to changes in global trade policies, tariffs and other measures that could restrict international trade or due to restrictions on Xinjiang cotton, we and/or our partners might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. In particular, there is significant uncertainty about the future relationship between the United States and other countries with respect to global trade policies, tariffs and treatises. The United States has imposed significant new tariffs on China related to the importation of certain product categories, and other countries may change their business and trade policies in anticipation of or in response to the United States’s increased import tariffs and other changes in U.S. trade policies already enacted or that may be enacted in the future. Disruptions in the supply chain due to a variety of macroeconomic factors and the recent inflationary environment have increased raw material costs, impacted pricing of our products, and caused shipping delays. In addition to the general uncertainty and overall risk from changes in global trade policies, tariffs, treatises and supply chains, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to such changes. Any of these developments, or the perception regarding such developments, could increase the costs associated with procuring our rental products, negatively impact our brand partners’ business operations which could in turn negatively impact us, reduce the supply of materials used in the design and manufacture of our rental products; and negatively impact customer demand for our products, any of which could have a material adverse effect on our business, financial condition and results of operation.
Our business is affected by seasonality.
Our business is subject to seasonal fluctuations. For our Subscription rentals, we typically acquire the highest number of subscribers in March through May and September through November, as these are the times customers naturally think about changing over their wardrobes. We generally see a higher rate of subscribers pause in the summer, and in mid-December through the end of January. In the third and fourth fiscal quarters, our Reserve business historically (prior to COVID-19) benefited from increased wedding and holiday events but this seasonality has varied since the COVID-19 pandemic. Adverse events, such as higher unemployment, inflation, deteriorating economic conditions, or fewer large-scale holiday and special events, can deter consumers from shopping and renting. Any significant decrease in customers or revenue during periods of high seasonal acquisition could have a disproportionately large impact on our operating results and financial condition for that year. Any factors that harm our operating results during these periods, including disruptions in our brand partners’ supply chains or unfavorable economic conditions, could have a disproportionate effect on our results of operations for our entire fiscal year.
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

As of April 30, 2025, we had $340.6 million aggregate principal amount of borrowings under a credit facility with CHS (US) Management LLC (as successor in interest to Double Helix Pte Ltd. as administrative agent for Temasek Holdings (as subsequently amended, the “2023 Amended Temasek Facility”). In March 2025, all of the rights and obligations under the 2025 Amended Facility previously held by Double Helix Pte Ltd were assigned to CHS US Investments LLC, an entity under common Control (as defined in the 2025 Amended Facility) with Temasek Holdings (Private) Limited, pursuant to an assignment agreement executed in accordance with the credit facility. The 2025 Amended Facility matures in October 2026. While there is no assurance that we will be able to restructure its long-term debt obligations, we intend to work constructively with the lender regarding the terms of such debt agreement. If we are unable to successfully restructure our long-term debt, our liquidity, results of operations, cash flows, and financial condition may be materially adversely impacted.

Our ability to make interest and principal payments and to fund our planned capital expenditures will depend on our ability to generate cash flows. Our ability to generate cash flows is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising or continuously high interest rates. To the extent we are impacted by macroeconomic trends, or other factors, including, but not limited to, lower demand for our business, increased rental product spend or tariffs, we plan to reduce fixed and variable costs accordingly and has established plans to preserve existing cash liquidity, which includes additional reductions to labor, operating expenses, and/or capital expenditures. However, these actions will not provide sufficient incremental liquidity to fund our debt service obligations when they become current. If our cash flows, capital resources and any measures to reduce fixed and variable costs are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot provide assurance that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. If we need to generate additional levels of cash to service our indebtedness or meet our covenant obligations, we may need to undertake additional cost-cutting measures. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See “Note 7 —Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information on our indebtedness.
Our 2025 Amended Facility contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our business, financial condition and results of operations.

The terms of our 2025 Amended Facility include a number of covenants that limit our ability to (subject to negotiated exceptions), among other things, incur additional indebtedness, incur liens on assets, enter into agreements related to mergers and acquisitions, dispose of assets or pay dividends and make distributions. Additionally, the 2025 Amended Facility includes a minimum liquidity maintenance covenant of $30 million and provides that we may not exceed mutually agreed upon quarterly and annual spend levels for rental product capital, fixed operating, and marketing expenditures during fiscal year 2024 of $51 million, $100 million (excluding $10 million of specified permitted expenditures), and $30 million, respectively, on an annual basis, and to-be-agreed levels for fiscal years 2025 and 2026, subject to the debt holders’ consent and certain exceptions. The deadline to finalize the expenditure levels for fiscal year 2025 was extended from March 31, 2025 to May 30, 2025 and then further extended to July 31, 2025. These and other restrictions may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies which are not subject to such restrictions.
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

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses in a timely manner, identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations, our ability to comply with applicable laws and regulations and our access to the capital markets could be impaired, and the price of our Class A stock could decline.
We identified material weaknesses in our internal control over financial reporting, as described below. As of April 30, 2025, these material weaknesses remain unremediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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

In addition, in recent years, we have seen a rise in the number and potential significance of these disputes and inquiries and evolving areas of focus for regulators and private plaintiffs. For example, there has been an increase in consumer class action lawsuits and mass arbitrations relating to subscription products. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, the costs we incur could be significant. Adverse outcomes with respect to claims, litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products and offerings or other business processes, which could negatively affect our financial performance or our revenue growth. The results of litigation, investigations, claims, and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition, and results of operations.
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
Third parties may assert claims against us alleging that we infringe upon, misappropriate, dilute or otherwise violate their intellectual property rights. In addition, we may be subject to claims of infringement related to rental product designs and/or content provided by our third-party partners such as brands, influencers, marketing partners and other third parties. Although we aim to have contractual remedies and indemnification rights in our third-party agreements, such provisions may be inadequate. For example, we have received cease and desist and demand letters from third-parties in connection with our use of certain marketing and advertising assets and our rental product designs, which could lead to claims against us. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. These claims, regardless of their merit, could be expensive and time consuming to defend and could divert management resources. We cannot predict the outcome of claims, lawsuits or administrative proceedings, and we cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. If these claims are resolved against us, we could incur significant monetary liability, or we could be prevented from renting or selling some of our products or using some of our technology. In addition, a finding of liability or other resolution of claims may require us to change our business model, redesign or rebrand our products, replace portions of our technology platform, license rights from third parties, cease using certain brand names or other intellectual property rights altogether, or make substantial payments for royalty or license fees, legal fees, disgorgement of profits, corrective advertising, settlement payments or other costs or damages. Insurance coverage for infringement claims may not be available at all or only on very limited terms, and may be inadequate to cover potential costs and losses. Further, licenses may not be available to us on reasonable terms, if at all. Any of these events could harm our business and cause our results of operations, liquidity and financial condition to suffer.
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
We procure third-party insurance policies to cover various operations-related risks including employment practices liability, workers’ compensation, property and business interruptions, cybersecurity and data security incidents, crime, directors’ and officers’ liability, and general business liabilities. In addition, we are required to maintain certain levels of insurance coverage in certain commercial agreements, such as our real estate leases, and in our 2025 Amended Facility. We cannot guarantee that we will continue to maintain adequate insurance coverage on favorable terms that meets our coverage needs and/or contractual obligations. Insurance providers may discontinue their coverage or significantly increase the cost of coverage, and we cannot guarantee that we would be able to secure replacement coverage on reasonable terms or at all. In addition, if our insurance carriers change the terms of our policies in a manner not favorable to us, our insurance costs could increase. Further, if the insurance coverage we maintain is not adequate to cover losses that occur, or if we are required to purchase additional insurance for other aspects of our business (including due to contractual requirements), we could be liable for significant additional costs. Additionally, if any of our insurance providers becomes insolvent, it would be unable to pay any operations-related claims that we make.

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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a significant percentage of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the date of automatic conversion described below, when all outstanding shares of Class B common stock and Class A common stock will convert automatically into shares of a single class of common stock. In addition, we and certain stockholders, including our Co-Founder, Chair, CEO and President , Jennifer Y. Hyman, entered into a stockholders’ agreement in connection with our IPO with respect to the election of directors.

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
•change in global trade policies, tariffs and other measures that could restrict international trade;
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
•if securities or industry analysts publish research about our business, or if they publish unfavorable research; and
•other events or factors, including those resulting from geopolitical conditions, including war, incidents of terrorism, or responses to these events.

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

Item 2. Unregistered Sales Of Equity Securities and Use Of Proceeds
Unregistered Sales of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Not applicable.

Item 6. Exhibits
(a)Exhibits.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing date

3.1	Amended & Restated Certificate of Incorporation	8-K	001-40958	3.1	10/29/2021

3.2	Certificate of Amendment to Twelfth Amended & Restated Certificate of Incorporation	8-K	001-40958	3.1	04/02/2024

3.3	Amended & Restated Bylaws	8-K	001-40958	3.2	10/29/2021
10.1+	Offer Letter between the Company and Sarah Tam, dated January 12, 2015					*
10.2+	Amendment to Amended and Restated Employment Agreement by and between the Company and Jennifer Y. Hyman, dated February 25, 2025	10-K	001-40958	10.17	4/15/2025
10.3†X
Eleventh Amendment to the Credit Agreement, dated as of March 31, 2025, (as previously amended on December 1, 2023, July 23, 2018, December 21, 2018, April 24, 2019,November 26, 2019, June 2, 2020, August 18, 2020, October 26, 2020, October 18, 2021 and January 31, 2023), by and among the Company, the lenders from time to time party thereto and CHS (US) Management LLC., as administrative agent.
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

RENT THE RUNWAY, INC.

Date: June 6, 2025	By:	/s/ Siddharth Thacker
Siddharth Thacker
Chief Financial Officer
(Principal Financial and Accounting Officer)