Form 10-Q
period 2025-07-31
Rent the Runway, Inc.
filed 2025-09-12
CIK 1468327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No ☒
The registrant had outstanding 3,941,332 shares of Class A common stock and 155,699 shares of Class B common stock as of August 29, 2025.

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
•If our stockholders fail to approve the required proposals to consummate the Recapitalization Transactions, the Exchange Agreement will be terminated in accordance with its terms, we will not be able to enter into the New Credit Agreement, and we may default on our 2025 Amended Facility, which would have a material adverse effect on our business, financial condition and results of operations.
•If the Required Proposals are approved, we will issue a significant number of Exchange Stock pursuant to the Exchange Transactions and the Rights Offering Backstop Agreement, which will result in immediate and substantial dilution to our stockholders.
•We will enter into the New Credit Agreement if the Required Proposals are approved, which includes covenants that could restrict our operations or our ability to pursue growth strategies and initiatives, and failure to comply with these covenants could have a material adverse effect on our business, financial condition and results of operations.
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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aims,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding the timing, completion and anticipated benefits of the Recapitalization Transactions and the Rights Offering, the ability to obtain stockholder approval, the impact of the Recapitalization Transactions and future investments on our business, our future results of operations and financial position, industry and business trends, share-based compensation, business strategy and initiatives, including rental product depth and availability initiatives, sustainability initiatives, business plans, promotional and marketing strategy, impacts from our cost-savings initiatives, anticipated future expenditures, product acquisition expectations, compliance with our debt covenants, market growth and our objectives for future operations.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report for the quarter ended July 31, 2025. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

Part I - Financial Information
Item 1. Financial Statements

RENT THE RUNWAY, INC. Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts, unaudited)

	July 31,	January 31,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$43.6	$77.4
Restricted cash, current	4.7	4.7
Prepaid expenses and other current assets	15.0	11.8
Total current assets	63.3	93.9
Restricted cash	3.9	4.4
Rental product, net	86.7	73.3
Fixed assets, net	25.2	28.3
Intangible assets, net	2.4	2.4
Operating lease right-of-use assets	30.7	32.1
Other assets	6.8	5.6
Total assets	$219.0	$240.0
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9.2	$6.2
Accrued expenses and other current liabilities	36.4	20.3
Deferred revenue	11.5	10.2
Customer credit liabilities	6.0	6.0
Operating lease liabilities	5.2	4.7
Total current liabilities	68.3	47.4
Long-term debt, net	343.9	333.7
Operating lease liabilities	38.3	41.0
Other liabilities	0.6	0.4
Total liabilities	451.1	422.5
Commitments and Contingencies (Note 14)
Stockholders’ equity (deficit)
Class A common stock, $0.001 par value; 300,000,000 shares authorized as of July 31, 2025 and January 31, 2025; 3,899,124 and 3,761,469 shares issued and outstanding as of July 31, 2025 and January 31, 2025, respectively	—	—
Class B common stock, $0.001 par value; 50,000,000 shares authorized as of July 31, 2025 and January 31, 2025; 155,634 and 155,463 shares issued and outstanding as of July 31, 2025 and January 31, 2025, respectively	—	—
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of July 31, 2025 and January 31, 2025; 0 shares issued and outstanding as of July 31, 2025 and January 31, 2025	—	—
Additional paid-in capital	943.4	940.5
Accumulated deficit	(1,175.5)	(1,123.0)
Total stockholders’ equity (deficit)	(232.1)	(182.5)
Total liabilities and stockholders’ equity (deficit)	$219.0	$240.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Operations
(In millions, except share and per share amounts, unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue:
Subscription and Reserve rental revenue	$69.2	$68.5	$131.2	$134.6
Other revenue	11.7	10.4	19.3	19.3
Total revenue, net	80.9	78.9	150.5	153.9
Costs and expenses:
Fulfillment	22.5	20.6	42.9	41.2
Technology	9.8	8.7	19.4	18.3
Marketing	7.4	7.8	16.0	16.8
General and administrative	24.6	22.2	45.3	45.0
Rental product depreciation and revenue share	34.1	25.9	61.4	51.9
Other depreciation and amortization	2.6	3.3	5.3	6.6
Restructuring charges	—	—	—	0.2
Total costs and expenses	101.0	88.5	190.3	180.0
Operating loss	(20.1)	(9.6)	(39.8)	(26.1)
Interest income / (expense), net	(6.9)	(6.0)	(13.2)	(11.6)
Other income / (expense), net	0.6	0.1	0.7	0.2
Net loss before income tax benefit / (expense)	(26.4)	(15.5)	(52.3)	(37.5)
Income tax benefit / (expense)	—	(0.1)	(0.2)	(0.1)
Net loss	$(26.4)	$(15.6)	$(52.5)	$(37.6)
Net loss per share attributable to common stockholders, basic and diluted	$(6.55)	$(4.17)	$(13.12)	$(10.18)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	4,033,571	3,736,953	4,000,887	3,692,025
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of April 30, 2025	3,981,495	$—	$942.0	$(1,149.1)	$(207.1)
Stock issued under stock incentive plan	73,263	—	—	—	—
Share-based compensation expense	—	—	1.4	—	1.4
Net loss	—	—	—	(26.4)	(26.4)
Balances as of July 31, 2025	4,054,758	$—	$943.4	$(1,175.5)	$(232.1)

Balances as of April 30, 2024	3,675,322	$—	$933.8	$(1,075.1)	$(141.3)
Stock issued under stock incentive plan	85,538	—	—	—	—
Share-based compensation expense	—	—	2.4	—	2.4
Net loss	—	—	—	(15.6)	(15.6)
Balances as of July 31, 2024	3,760,860	$—	$936.2	$(1,090.7)	$(154.5)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of January 31, 2025	3,916,932	$—	$940.5	$(1,123.0)	$(182.5)
Stock issued under stock incentive plan	137,826	—	—	—	—
Share-based compensation expense	—	—	2.9	—	2.9
Net loss	—	—	—	(52.5)	(52.5)
Balances as of July 31, 2025	4,054,758	$—	$943.4	$(1,175.5)	$(232.1)

Balances as of January 31, 2024	3,545,515	$—	$930.8	$(1,053.1)	$(122.3)
Stock issued under stock incentive plan	215,345	—	—	—	—
Share-based compensation expense	—	—	5.4	—	5.4
Net loss	—	—	—	(37.6)	(37.6)
Balances as of July 31, 2024	3,760,860	$—	$936.2	$(1,090.7)	$(154.5)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Six Months Ended July 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(52.5)	$(37.6)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Rental product depreciation and write-offs	21.6	23.3
Write-off of rental product sold	7.5	7.8
Other depreciation and amortization	5.3	6.6
Loss from write-off of fixed and intangible assets and lease termination	—	0.2
Proceeds from rental product sold	(11.8)	(13.6)
(Gain) / loss from liquidation of rental product	(0.4)	0.6
Accrual of paid-in-kind interest	7.2	—
Amortization of debt discount	3.0	13.1
Share-based compensation expense	2.9	5.4
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3.2)	2.1
Operating lease right-of-use assets	1.4	1.3
Other assets	(1.2)	(2.3)
Accounts payable, accrued expenses and other current liabilities	18.7	1.9
Deferred revenue and customer credit liabilities	1.3	(0.3)
Operating lease liabilities	(2.2)	(1.6)
Other liabilities	0.2	(0.1)
Net cash (used in) provided by operating activities	(2.2)	6.8
INVESTING ACTIVITIES
Purchases of rental product	(42.0)	(26.3)
Proceeds from liquidation of rental product	1.6	2.2
Proceeds from sale of rental product	11.8	13.6
Purchases of fixed and intangible assets	(2.1)	(2.2)
Net cash (used in) provided by investing activities	(30.7)	(12.7)
FINANCING ACTIVITIES
Other financing payments	(1.4)	(1.5)
Net cash (used in) provided by financing activities	(1.4)	(1.5)
Net (decrease) increase in cash and cash equivalents and restricted cash	(34.3)	(7.4)
Cash and cash equivalents and restricted cash at beginning of period	86.5	94.0
Cash and cash equivalents and restricted cash at end of period	$52.2	$86.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Six Months Ended July 31,
	2025	2024
Reconciliation of Cash and Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$43.6	$76.6
Restricted cash, current	4.7	5.2
Restricted cash, noncurrent	3.9	4.8
Total cash and cash equivalents and restricted cash	$52.2	$86.6

Supplemental Cash Flow Information:
Cash payments (receipts) for:
Fixed operating lease payments, net	$5.7	$5.4
Fixed assets and intangibles received in the prior period	—	0.3
Rental product received in the prior period	2.7	1.4
Non-cash financing and investing activities:
Financing lease right-of-use asset amortization	$0.2	$0.3
Purchases of fixed assets and intangibles not yet settled	0.1	0.2
Purchases of rental product not yet settled	4.4	0.9
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
The unaudited interim condensed consolidated financial statements and related disclosures have been prepared by management on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary for a fair statement of the results for the interim periods presented. For the three and six months ended July 31, 2025 and 2024, comprehensive loss is equal to net loss as the Company had no items of other comprehensive loss in these periods.
The results for the three and six months ended July 31, 2025 are not necessarily indicative of the operating results expected for the year ending January 31, 2026 or any future period. The condensed consolidated balance sheet as of January 31, 2025 is derived from the audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended January 31, 2025, which can be found in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025.

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

In March 2024, the Company’s stockholders approved, and the Company’s Board of Directors selected, a 1-for-20 reverse stock split of outstanding shares of Class A common stock and Class B common stock (the “Reverse Stock Split”). The 1-for-20 Reverse Stock Split became effective on April 2, 2024 and began trading on the Nasdaq Capital Market on a post-split basis on April 3, 2024. See Note 11—Stockholders’ Equity for additional information.
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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
As of July 31, 2025, the effects of the macroeconomic environment on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
Concentrations of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash investments with high credit quality financial institutions. The Company believes no significant credit risk exists with respect to these financial instruments.
No single customer accounted for more than 5% of the Company’s revenue during the three or six months ended July 31, 2025 and 2024.
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
Once it is no longer considered rentable, rental product in a sellable condition is classified as held for sale and written down to salvage value. The value of rental product held for sale as of July 31, 2025 and January 31, 2025 was $2.2 million and $2.0 million, respectively. The accelerated depreciation related to rental product held for sale was $1.5 million and $1.3 million for the three months ended July 31, 2025 and 2024, respectively, and $3.0 million and $2.4 million for the six months ended July 31, 2025 and 2024, respectively. The accelerated depreciation is presented on the condensed consolidated statements of operations within Rental product depreciation and revenue share.
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
The purchases of rental product as well as the proceeds from the sale and liquidation of rental product are classified as cash flows from investing activities on the condensed consolidated statements of cash flows because the predominant activity of the rental product purchased is to generate rental revenue and such classification is consistent with the classification of long-term asset activity. Proceeds from the sale of rental product were $11.8 million and $13.6 million for the six months ended July 31, 2025 and 2024, respectively. Proceeds from the liquidation of rental product were $1.6 million and $2.2 million for the six months ended July 31, 2025 and 2024, respectively.
Revenue Recognition
Subscription and a-la-carte rental fees (“Subscription and Reserve rental revenue”) are recognized in accordance with Leases, Topic 842 (“ASC 842”). Other revenue, primarily related to the sale of rental product, is recognized under Revenue from Contracts with Customers, Topic 606 (“ASC 606”) at the date of delivery of the product to the customer. Other revenue represented 14% and 13% of total revenue for the three months ended July 31, 2025 and 2024, respectively, and 13% and 13% of total revenue for the six months ended July 31, 2025 and 2024, respectively. Sales of rental product to customers within Other revenue represented 13% and 11% of total revenue for the three and six months ended July 31, 2025, respectively.

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
The Company issued gift cards during the six months ended July 31, 2025 and the year ended January 31, 2025. The new gift cards issued were immaterial to the Company’s condensed consolidated financial statements. During the year ended January 31, 2024, the Company did not issue any new gift cards but customers were able to redeem gift cards sold in previous years. The Company recognizes a liability at the time a gift card or customer credit is issued. Upon redemption of the gift card or credit, revenue is recognized in line with the customer’s rental or item purchase. The Company’s gift card liability is presented within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets and the Company’s customer credit liability is presented on the Condensed Consolidated Balance Sheets. During the three months ended July 31, 2025 and 2024, $0.3 million and $0.3 million of credits included in the customer credit liability as of April 30, 2025 and 2024, respectively, were redeemed. During the six months ended July 31, 2025 and 2024, $0.6 million and $0.7 million of credits included in the customer credit liability as of January 31, 2025 and 2024, respectively, were redeemed. Gift cards and customer credits do not have expiration dates. Over time, a portion of these instruments is not redeemed. The Company recognizes breakage income related to these instruments based on the redemption pattern method. The Company continues to maintain the full liability for the unredeemed portion of the gift cards and credits when the Company has any legal obligation to remit such credits to government authorities in relevant jurisdictions.
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
The Company accrues for credits and refunds issued subsequent to the balance sheet date that relate to rentals prior to the balance sheet date. These amounts were not material as of July 31, 2025 and January 31, 2025.
Other Revenue
Other revenue consists primarily of revenue from the sale of rental product. The Company recognizes revenue from the sale of rental product in accordance with ASC 606. Sale of rental product occurs when a customer purchases rental product at a discounted price, calculated as a percentage of retail value. Payment is due upon order confirmation and there is no financing component. The single performance obligation associated with rental product sales is generally satisfied upon delivery of the rental product to the customer. The Company does not have any material contractual receivables, assets or liabilities with respect to other revenue as of July 31, 2025 and January 31, 2025.
From time to time, other revenue may include revenue generated from pilots and other growth initiatives which may cause quarterly fluctuations in the Other revenue line.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Share-Based Compensation
The Company recognizes all employee share-based compensation as an expense in the condensed consolidated financial statements. Equity classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service period of the award. Determining the fair value of options at the grant date requires judgment, including the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividend yield. The fair value of common stock is based on the closing price of the common stock on the date of grant as reported on Nasdaq. Upon grant of awards, the Company also estimates an amount of forfeitures that will occur prior to vesting. There were no stock options granted during the three and six months ended July 31, 2025 and 2024.

The Company has granted two types of restricted stock units (“RSUs”). Prior to the Company’s IPO, the Company granted RSUs which vest only upon satisfaction of both time-based service and liquidity-based conditions. The Company records share-based compensation expense for such RSUs on an accelerated attribution method over the requisite service period and only once the liquidity-based condition is satisfied. The liquidity-based vesting condition was satisfied upon the effectiveness of the Company’s initial public offering (“IPO”). Share-based compensation related to any remaining time-based service for these RSUs after the liquidity-based event is recorded over the remaining requisite service period. Post IPO, the Company has granted RSUs which vest upon satisfaction of time-based service conditions. The Company records share-based compensation expense for these RSUs on a straight-line basis over the requisite service period. See Note 12—Share-based Compensation Plans for a description of the accounting for share-based awards.

Interest Income and Expense
Interest income and expense consist primarily of interest on the Company’s debt facility, debt discount amortization, and financing lease interest expense offset by interest income earned. The Company recognized interest and debt discount amortization expense of $7.2 million and $6.7 million during the three months ended July 31, 2025 and 2024, respectively, and $14.2 million and $13.2 million during the six months ended July 31, 2025 and 2024, respectively.

Interim Impairment Evaluation
During the six months ended July 31, 2025 and year ended January 31, 2025, the Company concluded a triggering event had occurred during the first and second quarters of fiscal year 2025 and the fourth quarter of fiscal year 2024 due to a decline in the Company’s stock price. For the six months ended July 31, 2025 and year ended January 31, 2025, the Company performed a quantitative assessment and concluded the undiscounted cash flows expected to be generated by the use and/or eventual disposition of the Company’s long-lived assets exceeded their carrying values. Therefore, no impairment was recognized for the six months ended July 31, 2025 and year ended January 31, 2025.

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
3.Liquidity
The Company has incurred net losses from operations of $(26.4) million and $(52.5) million for the three and six months ended July 31, 2025, respectively, has incurred significant recurring net losses since inception, has an accumulated deficit of $(1,175.5) million as of July 31, 2025, and has historically relied on debt and equity financing to fund its operations. The Company’s cash flows from operations for the six months ended July 31, 2025 were $(2.2) million compared to $6.8 million for the six months ended July 31, 2024. Cash out flows from investing activities for the six months ended July 31, 2025 were $(30.7) million compared to $(12.7) million for the six months ended July 31, 2024. As of July 31, 2025, the Company held cash and cash equivalents of $43.6 million and long-term debt of $343.9 million with a maturity date in October 2026, which will be classified as a current liability as of October 29, 2025.
The Company experienced year-over-year revenue growth and a reduction in net losses in fiscal years 2024 and 2023 and significantly reduced its cash outflows from operations plus cash outflows generated (used) in investing during the year ended January 31, 2025. The Company experienced an increase in net loss during the three and six months ended July 31, 2025 as compared to the three and six months ended July 31, 2024. The Company also experienced an increase in cash outflows as measured by cash flows from operations plus cash flows generated (used) in investing during the six months ended July 31, 2025 as compared to the six months ended July 31, 2024 due to a decrease in revenue and the Company intentionally increasing its investment in rental product and purchasing more units in fiscal year 2025. To the extent the Company is impacted by macroeconomic trends, or other factors, including, but not limited to, lower demand for our business, increased rental product spend, or tariffs, the Company plans to reduce fixed and variable costs accordingly and has established plans to preserve existing cash liquidity, which includes additional reductions to labor, operating expenses, and/or capital expenditures. However, these actions will not provide sufficient incremental liquidity to fund the Company’s long-term obligations when they become current.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The 2023 Amended Temasek Facility modified the Company’s obligations under the 2022 Amended Temasek Facility (as defined herein) to (i) eliminate all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023; (ii) reduce the minimum liquidity maintenance covenant from $50 million to $30 million; and (iii) provide that the Company may not exceed mutually agreed upon quarterly and annual spend levels for rental product capital expenditures, fixed operating expenditures and marketing expenditures during fiscal year 2024 of $51 million, $100 million (excluding $10 million of specified permitted expenditures), and $30 million, respectively, on an annual basis and to-be-agreed levels for fiscal years 2025 and 2026, subject to the debt holder’s consent and certain exceptions as defined in the agreement. In the event that the Company fails to comply with the covenants specified in the 2023 Amended Temasek Facility, the lender has the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable.

On March 31, 2025, the Company entered into an Eleventh Amendment to the 2023 Amended Temasek Facility with CHS (US) Management LLC (formerly Double Helix Pte Ltd. prior to January 2025) as administrative agent, and CHS US Investments LLC, as lender (the “Eleventh Amendment”). The Eleventh Amendment amended the 2023 Amended Temasek Facility (as defined herein) to extend the deadline to mutually agree upon the Company’s fiscal year 2025 spend levels – covering rental product capital expenditures, fixed operating expenditures and marketing expenditures – from March 31, 2025 to May 30, 2025 (the “Covenant Deadline”). On May 29, 2025, the Company entered into a Twelfth Amendment to the Credit Agreement with CHS (US) Management LLC (formerly Double Helix Pte Ltd. prior to January 2025) as administrative agent, and CHS US Investments LLC, as lender (the “Twelfth Amendment”). On July 31, 2025, the Company entered into a Thirteenth Amendment to the Credit Agreement with CHS (US) Management LLC, as administrative agent, and CHS US Investments LLC, as lender (the “Thirteenth Amendment”). The Twelfth and Thirteenth Amendments further extended the Covenant Deadline from May 30, 2025 to July 31, 2025 and from July 31, 2025 to August 29, 2025, respectively. The Thirteenth Amendment also extended the due date of the cash interest payment due on August 1, 2025 to August 29, 2025. On August 20, 2025, concurrently with the Company’s entry into the Exchange Agreement (as defined below), the Company entered into a Fourteenth Amendment to the Credit Agreement with CHS (US) Management LLC, as administrative agent, and CHS US Investments LLC, as lender (the “Fourteenth Amendment”) (the 2023 Amended Temasek Facility, as amended by the Eleventh Amendment, Twelfth Amendment, Thirteenth Amendment and Fourteenth Amendment, the “2025 Amended Facility”). The Fourteenth Amendment provided that, among other things, (i) interest that would otherwise be payable in cash will be capitalized; and (ii) the liquidity financial covenant level will temporarily be reduced from $30 million to $15 million until the earliest of February 20, 2026 (which may be extended if agreed to by the parties), termination of the Exchange Agreement (with an additional 30-day relief period in certain circumstances), and the closing of the transactions contemplated by the Exchange Agreement (the “Recapitalization Transactions”). The Fourteenth Amendment also eliminated the spend levels for fiscal year 2025.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
On August 20, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with its existing lender, CHS US Investments LLC, as part of a broader recapitalization intended to improve the Company’s capital structure, enhance financial flexibility, and extend debt maturities. Upon the closing of the Recapitalization Transactions, the Company shall enter into an amended and restated credit agreement (the “New Credit Agreement”), by and among the Company, as borrower, CHS (US) Management LLC, as administrative agent, and CHS US Investments LLC, Gateway Runway, LLC (“Nexus”) and S3 RR Aggregator, LLC (“Story3”) (collectively, the “Investor Group”). The New Credit Agreement, when entered into in accordance with the terms of the Exchange Agreement, will amend and restate the 2025 Amended Facility and provide for $120 million in aggregate principal amount of term loans comprised of (x) $100 million of the Company’s existing outstanding indebtedness owing to CHS US Investments LLC under the 2025 Amended Facility to be exchanged on a dollar-for-dollar cashless basis for new term loans under the New Credit Agreement and (y) $20 million of new money term loans to be provided by the Investor Group upon the closing of the Recapitalization Transactions. All such term loans would mature on the fourth anniversary of the closing of the Recapitalization Transactions and bear interest, at the Company’s option, at either (i) a bank reference rate plus 4.00% or (ii) term SOFR plus 5.00%, in each case per annum. The New Credit Agreement would modify the 2025 Amended Facility in certain other respects, including extending the reduced minimum liquidity maintenance covenant of $15 million through February 20, 2027, after which the original covenant level resumes. Pursuant to the Exchange Agreement, upon the closing of the Recapitalization Transactions, the remaining outstanding indebtedness owing to CHS US Investments LLC under the 2025 Amended Facility will be exchanged for newly issued shares of the Company’s Class A common stock, equal to 86% of the Company’s outstanding shares (after giving effect to the conversion of all shares of Class B common stock into shares of Class A common stock pursuant to the Company’s certificate of incorporation, effectively immediately prior to (A) the effectiveness of the Thirteenth Amended and Restated Certificate of Incorporation (the “Amended and Restated Charter”), or (B) if stockholder approval of the Amended and Restated Charter is not obtained, the closing (the “Conversions”), but before giving effect to the $12,500,000 rights offering (the “Rights Offering”) and the number of shares of Class A common stock equal to approximately 18.3% of the shares of Class A common stock outstanding immediately prior to the closing (the “MIP Pool”).

The Recapitalization Transactions are expected to close by December 31, 2025, subject to stockholder approval among other conditions as further described in Note 15 - Subsequent Events, and is expected to significantly reduce the Company’s total indebtedness, lower interest costs, and provide financial flexibility. However, while the Company believes the Recapitalization Transactions will enhance its ability to fund operations over the next twelve months, there can be no assurance that future capital needs will not require additional sources of liquidity or covenant modifications. If the Company is unable to achieve its operating and strategic objectives, or to secure further financing if needed, its results of operations and financial condition could be materially adversely affected. As of the issuance of these financial statements, the debt will mature on October 29, 2026 and would be classified as a current liability as of October 29, 2025, unless the Recapitalization Transactions close on or before that date, or the 2025 Amended Facility is amended to extend its maturity. However, the Company believes that it will have sufficient liquidity from cash on-hand and future operations to sustain its business operations, to satisfy its debt service obligations, and to comply with its debt covenants for at least the next twelve months from the date these financial statements are issued.

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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Restructuring charges of $0.2 million for severance and related costs were recognized during the six months ended July 31, 2024 and are reflected in Restructuring charges on the Company’s Condensed Consolidated Statements of Operations. No restructuring charges were recognized during the three and six months ended July 31, 2025. Restructuring charges of $0.2 million for severance and related costs were recognized during the year ended January 31, 2025 and were reflected in Restructuring charges on the Company’s Condensed Consolidated Statements of Operations. Cumulative charges related to severance and related costs incurred to date in connection with the January 2024 restructuring plan were $2.2 million. Accrued restructuring charges were none and $0.2 million as of July 31, 2025 and January 31, 2025, respectively. The restructuring plan was completed during the first quarter of fiscal year 2025.
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
The following table summarizes the Company’s minimum fixed lease obligations under existing agreements as a lessee, excluding variable payments and short-term lease payments, as of July 31, 2025:

	Operating	Financing
Fiscal year:
2025	$5.8	$0.1
2026	11.5	0.1
2027	11.2	0.1
2028	11.3	0.1
2029	10.0	0.1
Thereafter	18.8	0.2
Total minimum lease payments	68.6	0.7
Imputed interest	(25.1)	(0.3)
Lease liabilities as of July 31, 2025	$43.5	$0.4
6.Rental Product, Net
Rental product, net consisted of the following:

	July 31,	January 31,
	2025	2025

Apparel	$154.5	$138.2
Accessories	4.9	4.2
	159.4	142.4
Less: accumulated depreciation	(72.7)	(69.1)
Rental product, net	$86.7	$73.3

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Depreciation and write-offs related to rental product, including write-offs of rental products sold, was $15.9 million and $16.2 million for the three months ended July 31, 2025 and 2024, respectively, and $29.1 million and $31.1 million for the six months ended July 31, 2025 and 2024, respectively.
7.Long-Term Debt
Summary
The following table summarizes the Company’s long-term debt outstanding as of July 31, 2025 and January 31, 2025:

	July 31,	January 31,
	2025	2025

Debt Facility principal outstanding	$271.6	$271.6
Add: payment-in-kind interest	47.6	40.3
Add: unamortized debt premium	24.7	21.8
Debt Facility, net	343.9	333.7
Less: current portion of long-term debt	—	—
Total noncurrent long-term debt	$343.9	$333.7
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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
In December 2023, the Company entered into an amendment to the 2022 Amended Temasek Facility (the “2023 Amended Temasek Facility”). This transaction was accounted for as a troubled debt restructuring. The terms of the amendment provide for (i) elimination of all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023; (ii) reduction of the minimum liquidity maintenance covenant from $50 million to $30 million; and (iii) additional covenants requiring the Company to comply with mutually agreed upon quarterly and annual spend levels for rental product capital expenditures, fixed operating expenditures and marketing expenditures during fiscal year 2024 of $51 million, $100 million (excluding $10 million of specified permitted expenditures), and $30 million, respectively, on an annual basis and to-be-agreed levels for fiscal years 2025 and 2026, subject to the debt holders’ consent and certain exceptions. The Company amortizes the debt discount or premium using the effective interest method over the remaining term of the facility including the six full fiscal quarters during which payment-in-kind and cash interest were eliminated.

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

In March 2025, May 2025, and July 2025, the Company entered into an Eleventh Amendment, Twelfth Amendment, and Thirteenth Amendment to the 2023 Amended Temasek Facility to extend the deadline to mutually agree upon the Company’s fiscal year 2025 spend levels - covering rental product capital expenditures, fixed operating expenditures and marketing expenditures - from March 31, 2025 to May 30, 2025, from May 30, 2025 to July 31, 2025, and then from July 31, 2025 to August 29, 2025, respectively. The Thirteenth Amendment also extended the due date of the cash interest payment due on August 1, 2025 to August 29, 2025. In August 2025, concurrently with the Exchange Agreement described below in Note 15—Subsequent Events, the Company entered into a Fourteenth Amendment to the Credit Agreement. The Fourteenth Amendment provided that, among other things, (i) interest that would otherwise be payable in cash will be capitalized; and (ii) the liquidity financial covenant level will be reduced from $30 million to $15 million until the earliest of February 20, 2026 (which may be extended if agreed to by the parties), termination of the Exchange Agreement (with an additional 30-day relief period in certain circumstances), and the closing of the Recapitalization Transactions.
The Company determined that all of the embedded features of the 2025 Amended Facility were clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s condensed consolidated financial statements.

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
Covenants
The Company was in compliance with all applicable financial covenants as of July 31, 2025 and through the date of this filing.

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
The amount of unrecognized tax benefits as of July 31, 2025 and January 31, 2025 was $1.3 million and $1.2 million, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized benefits relating to the Company’s tax position is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain and a reasonable estimate of the range of gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months cannot be made at this time.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act of 2025 (“the Act”) which includes, among other provisions, changes to the federal corporate income tax system, such as the immediate expensing of qualifying domestic research and development expenses and extensions of certain provisions within the Tax Cuts and Jobs Act. ASC 740, Income Taxes, requires the effects of changes in tax laws on deferred tax balances to be recognized in the period in which legislation is enacted, which occurred during the Company’s second fiscal quarter ended July 31, 2025. The Company has evaluated the provisions of the Act and reflected the impact during the three months ended July 31, 2025, which the impact was not material. Based on the Company's current financial position and results of operations, along with available information, the Company does not expect the Act to have a material impact on future periods. However, if our business operations or financial results change, or as additional regulations and administrative guidance are issued, we will evaluate any further impacts to our consolidated financial statements.
9.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	July 31,	January 31,
	2025	2025
Accrued operating and general expenses	$15.6	$6.6
Revenue share payable	9.6	6.9
Accrued payroll related expenses	4.3	3.0
Accrued interest	4.0	—
Sales and other taxes	2.1	1.7
Short-term financing	0.2	1.4
Gift card liability	0.6	0.7
Accrued expenses and other current liabilities	$36.4	$20.3
The borrowing rate for the short-term financing obligation was 5.50% as of July 31, 2025 and January 31, 2025.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
10.Fair Value Measurements
As of July 31, 2025 and January 31, 2025, the carrying amounts of the Company’s cash and cash equivalents, current and noncurrent restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximated their estimated fair value due to their relatively short maturities.
The Company’s long-term debt is reported at carrying value on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 7 — Long-Term Debt. The Company estimates the fair value of its long-term debt using a discounted cash flow approach based on the Company’s implied credit spread using the higher end of the distribution for option adjusted spreads for similar financial instruments with similar credit ratings, and, as such, long-term debt is classified as Level 3 within the fair value hierarchy. As of July 31, 2025, the estimated fair value of the Company’s long-term debt was $236.0 million. Subsequent to July 31, 2025, the Company entered into the Exchange Agreement which is expected to affect the terms and amount of its outstanding debt. Refer to Note 15 - Subsequent Events for additional information.
11.Stockholders’ Equity
Reverse Stock Split
In March 2024, the Company’s stockholders approved, and the Board selected, a 1-for-20 reverse stock split (the “Reverse Stock Split”) of outstanding shares of Class A common stock and Class B common stock. The Reverse Stock Split became effective on April 2, 2024 and began trading on the Nasdaq Capital Market on a post-split basis on April 3, 2024. Following the Reverse Stock Split, the number of authorized shares of Class A common stock remained at 300,000,000, the number of authorized shares of Class B common stock remained at 50,000,000, and the number of authorized shares of preferred stock remained at 10,000,000. The par value per share of Class A common stock and Class B common stock remained at $0.001. The Company filed an Amendment to the Twelfth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on April 2, 2024 to implement the 1-for-20 Reverse Stock Split.

Common Stock
Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to twenty votes per share, as well as dividends if and when declared by the Board and, upon liquidation, dissolution, winding up or other liquidation event of the Company, all assets available for distribution to common stockholders. There are no redemption provisions with respect to common stock.
Preferred Stock
Upon the IPO, the Company authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. No shares were issued or outstanding as of July 31, 2025.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Warrants
As of July 31, 2025 and January 31, 2025, the Company had the following outstanding warrants:

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
As of July 31, 2025 and January 31, 2025, all outstanding warrants were equity-classified and recorded as additional paid-in capital. Equity-classified contracts are not subsequently remeasured unless reclassification is required from equity to liability classification.
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
12.Share-based Compensation Plans

2009 Stock Incentive Plan and 2019 Stock Incentive Plan
In 2009, the Company adopted its stock incentive plan (the “2009 Plan”) to grant equity to employees and service providers. In 2019, the Company adopted a new stock incentive plan (the “2019 Plan”) which replaced the 2009 Plan. The Company has granted RSUs and stock options, each of which is settleable in shares. Options are generally granted for a 10-year term, and generally vest and become fully exercisable over four years of service. While no shares are available for future issuance under the 2009 Plan or the 2019 Plan, they continue to govern outstanding equity awards granted thereunder. Outstanding awards granted under the 2009 Plan and 2019 Plan are exercisable for or settled in shares of Class A common stock, or, if approved by the board of directors, shares of Class B common stock. There are no outstanding RSUs under the 2009 Plan and 2019 Plan.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Amended and Restated 2021 Incentive Award Plan
The Company's Amended and Restated 2021 Incentive Award Plan (the "2021 Plan") was adopted by its Board and approved by stockholders in October 2021 and became effective upon the effective date of the IPO. The 2021 Plan replaced the 2019 Plan and no further grants will be made under the 2019 Plan. The terms of equity awards granted under the 2021 Plan in the year ended January 31, 2022 were generally consistent with those granted under the 2019 Plan, as described above. RSUs granted under the 2021 Plan in the year ended January 31, 2022 generally vest over four years and do not have liquidity-based vesting conditions. RSUs granted under the 2021 Plan during the six months ended July 31, 2025 and 2024 have a shorter vesting period of one to two years. As of July 31, 2025, there were 300,504 shares of Class A common stock available for issuance under the 2021 Plan. There will not be any further equity grants of Class B common stock.
The grant date fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The option pricing model considers several variables and assumptions in estimating the fair value of share-based awards. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. There were no stock options granted during the six months ended July 31, 2025 or year ended January 31, 2025.
Stock Options
Stock option activity during the period indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balances as of January 31, 2025	33,538	$160.84	3.88	$—
Granted	—	—
Exercised	—	—
Forfeited	(3,254)	120.13
Balances as of July 31, 2025	30,284	$165.21	3.66	$—
Exercisable as of July 31, 2025	30,124	$164.87	3.65	$—

As of July 31, 2025, unrecognized compensation cost related to stock options granted was immaterial and is expected to be recognized over a weighted average period of 0.33 years.

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

The Company currently uses authorized and unissued shares to satisfy the exercise of stock option awards.
RSUs
RSUs activity during the period indicated is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of January 31, 2025	333,899	$22.20
Granted	106,793	5.67
Vested/Released	(137,826)	26.16
Forfeited	(16,260)	10.78
Unvested and outstanding as of July 31, 2025	286,606	$15.00
As of July 31, 2025, there was $2.5 million of unrecognized compensation cost related to RSUs granted that is expected to be recognized over a weighted average period of 0.85 years. Of the total unrecognized compensation cost, an immaterial amount related to RSUs granted as a result of the option exchange.
Share-Based Compensation Summary
The classification of share-based compensation for the three and six months ended July 31, 2025 and 2024, respectively, presented within each line item of the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Technology	$0.2	$0.5	$0.5	$1.1
Marketing	—	—	—	—
General and administrative	1.2	1.9	2.4	4.3
Total share-based compensation	$1.4	$2.4	$2.9	$5.4

The Company recognized $0.3 million and $0.7 million of share-based compensation expense during the three and six months ended July 31, 2025, respectively, including incremental share-based compensation expense as a result of the option exchange discussed above. The Company recognized $0.4 million and $0.8 million of share-based compensation expense during the three and six months ended July 31, 2024, respectively, including incremental share-based compensation expense as a result of the option exchange discussed above.
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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(26.4)	$(15.6)	$(52.5)	$(37.6)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	4,033,571	3,736,953	4,000,887	3,692,025
Net loss per share attributable to common stockholders, basic and diluted	$(6.55)	$(4.17)	$(13.12)	$(10.18)
The following potentially dilutive outstanding securities based on amounts outstanding at each period end were excluded from the computation of diluted loss per share attributable to common stockholders because including them would have been anti-dilutive:

	Six Months Ended July 31,
	2025	2024
Stock options	30,284	35,325
Common stock warrants	131,574	131,574
RSUs	286,606	461,484
Total	448,464	628,383
14.Commitments and Contingencies
The Company had restricted cash balances for cash collateralized standby letters of credit as of July 31, 2025 and January 31, 2025 of $8.6 million and $9.1 million, respectively, primarily to satisfy security deposit requirements on its leases. The restricted cash balances also consisted of letters of credit for rental product purchases and credit card transactions.

The Company had the following non-cancelable minimum purchase commitments related to technology services as of July 31, 2025:

Commitment
Fiscal year:
2025	$3.1
2026	4.8
2027	4.3
Commitments as of July 31, 2025	$12.2

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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
15.Subsequent Events

Recapitalization Transactions

On August 20, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with CHS US Investments LLC (“Lender”) in connection with the Recapitalization Transactions.

Concurrently with the entry into the Exchange Agreement, on August 20, 2025, the Company also entered into (i) an investor rights agreement (the “Investor Rights Agreement”), by and among the Company, the Investor Group and certain entities affiliated with Jennifer Hyman, (ii) an amendment to the employment agreement with Ms. Hyman, Chief Executive Officer (the “Amended Employment Agreement”), (iii) an amendment to the Rent the Runway, Inc. Transaction Bonus Plan (the “Amended Transaction Bonus Plan”), (iv) a rights offering backstop agreement (the “Rights Offering Backstop Agreement”), by and among the Company and the Investor Group, (v) a debt and equity purchase agreement (the “Debt and Equity Purchase Agreement”), by and among the Company, CHS (US) Management LLC (“Agent”) and the Investor Group, and (vi) a conversion notice and proxy (the “Conversion Notice and Proxy”) with each of the holders of the Company’s Class B common stock, each as further described below. In addition, upon the closing of the Exchange Transactions (as defined below) (the “Closing”), the Company shall enter into an amended and restated credit agreement (the “New Credit Agreement”), by and among the Company, as borrower, Agent, as the administrative agent, and the Investor Group to evidence the new term loans that will result, upon the Closing, from the transactions described below.

The Company’s Board of Directors (the “Board”), acting on the unanimous recommendation of the finance committee of the Board (the “Finance Committee”), with the Finance Committee being comprised of independent and disinterested directors formed for the purpose of considering potential financing and strategic transactions, such as the Recapitalization Transactions, unanimously (with Ms. Hyman abstaining) (i) determined that the terms of the Exchange Agreement, the other principal transaction documents and the Recapitalization Transactions, including the Exchange Transactions (as defined below), are fair to, and in the best interests of, the Company and its stockholders, (ii) determined that it is in the best interests of the Company and its stockholders and declared it advisable that the Company enter into the Exchange Agreement and the other principal transaction documents, (iii) approved the execution and delivery of the Exchange Agreement and the other principal transaction documents by the Company, the Company’s performance of the covenants and agreements contained therein and the consummation of the Recapitalization Transactions upon the terms and subject to the conditions contained therein, (iv) resolved to recommend that the Company’s stockholders vote to approve the issuance of the Exchange Stock (as defined below) and the issuance of shares of the Company’s Class A common stock pursuant to the Rights Offering Backstop Agreement, the MIP (as defined below) and the Thirteenth Amended and Restated Certificate of Incorporation (the “Amended and Restated Charter”), to be effective immediately prior to the Closing, in each case, pursuant to the terms of the Exchange Agreement, and (v) directed that the matters in clause (iv) be submitted for approval by the Company’s stockholders.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Exchange Agreement

Pursuant to the Exchange Agreement, at the Closing, Lender would (i) exchange $100 million of existing outstanding indebtedness owing to Lender under the 2025 Amended Facility on a dollar-for-dollar cashless basis for new term loans under the New Credit Agreement (“Exchange Consideration Term Loans”) and (ii) contribute all outstanding indebtedness owing to Lender under the 2025 Amended Facility in excess thereof to the Company in exchange for newly issued shares of the Class A common stock, equal to 86% of the number of shares of the Company’s total common stock outstanding as of the Closing (after giving effect to the Conversions (as defined below), but before giving effect to the Rights Offering (as defined below) and the MIP Pool (as defined below) (the “Exchange Stock”) (collectively, the “Exchange Transactions”). The converted debt will be exchanged at an effective conversion price of $9.23 per share assuming the Closing occurs on December 31, 2025, or an 80.9% premium to the 30-day volume weighted average price as of August 20, 2025 of $5.10 per share.

In connection with the Exchange Agreement, all of the holders of the Class B common stock (the “Proxy Stockholders”) executed and delivered a Conversion Notice and Proxy (collectively, the “Conversion Notices”), pursuant to which each such Proxy Stockholder (i) opted to convert his, her or its respective shares of Class B common stock into shares of Class A common stock pursuant to the Company’s certificate of incorporation, effective immediately prior to (A) the effectiveness of the Thirteenth Amended and Restated Certificate of Incorporation (the “Amended and Restated Charter”), or (B) if stockholder approval of the Amended and Restated Charter is not obtained, the Closing (the “Conversions”), and (ii) granted to certain officers of the Company, at the request of the Board, a proxy to vote (or cause to be voted) all shares of common stock held by such Proxy Stockholders at the meeting of stockholders to be held to obtain the approval of all actions presented to the Company’s stockholders by the Board that are necessary and desirable in connection with the Recapitalization Transactions, including the issuance of the Exchange Stock, to the extent required by Nasdaq rules, the issuance of shares pursuant to the Rights Offering Backstop Agreement, and the Amended and Restated Charter (the proxy described in this clause (ii), the “Proxy”).

The Closing is not subject to a financing condition, but is subject to certain conditions, including (i) approval of the Company’s stockholders (the “Company Stockholder Approval”) of the issuance of the Exchange Stock pursuant to the Exchange Agreement and the amendment and restatement of the Company’s Amended and Restated 2021 Incentive Award Plan (as further described below), (ii) absence of any order or injunction prohibiting the consummation of the Recapitalization Transactions, (iii) consummation of the Rights Offering, (iv) substantially simultaneous consummation of the sale transactions contemplated by the Debt and Equity Purchase Agreement, (v) entry by the Company and the Investor Group into the New Credit Agreement and effectiveness thereof, (vi) adoption of amended and restated bylaws, (vii) subject in certain cases to customary materiality qualifiers, the accuracy of the representations and warranties contained in the Exchange Agreement and compliance with the covenants contained in the Exchange Agreement and (viii) no Company Material Adverse Effect having occurred since the date of the Exchange Agreement that is continuing.

The Exchange Agreement contains customary representations, warranties and covenants, including, among others, covenants by the Company to conduct the Company’s businesses in the ordinary course between the execution of the Exchange Agreement and the Closing, not to engage in certain kinds of transactions during such period (including payment of dividends outside of the ordinary course or as otherwise permitted under the Exchange Agreement), to convene and hold a meeting of the Company’s stockholders to consider and vote upon the Company Stockholder Approval, to seek approval from the Company’s stockholders of the Amended and Restated Charter, to conduct the Rights Offering, and, subject to certain customary exceptions, for the Board to recommend that the Company’s stockholders approve the issuance of the Exchange Stock pursuant to the Exchange Agreement, to the extent required by Nasdaq rules, the issuance of shares pursuant to the Rights Offering Backstop Agreement, and the Amended and Restated Charter. The Exchange Agreement also contains customary representations, warranties and covenants of Lender.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)

The Exchange Agreement contains a customary “no-shop” provision that restricts the Company’s ability to, among other things, solicit Takeover Proposals (as defined in the Exchange Agreement) from third parties and to provide non-public information to, and engage in discussions or negotiations with, third parties regarding Takeover Proposals. The “no-shop” provision allows the Company, under certain circumstances and in compliance with certain obligations set forth in the Exchange Agreement, to provide non-public information to any person and its representatives that has made a bona fide Takeover Proposal that either constitutes, or would reasonably be expected to lead to, a Takeover Proposal.

The Exchange Agreement contains certain termination rights for both the Company and Lender. The Company shall pay to Lender a fee of $6,000,000 if: (i) Lender terminates the Exchange Agreement as a result of an Adverse Recommendation Change (as defined in the Exchange Agreement) by the Board; (ii) the Company terminates the Exchange Agreement to enter into a definitive agreement for a Superior Proposal (as defined in the Exchange Agreement); or (iii) a Takeover Proposal has been made and thereafter the Exchange Agreement is terminated as a result of the Exchange Transactions not having been consummated on or before 11:59 p.m., Eastern time, on February 20, 2026 (as such date may be extended pursuant to any written agreement to so extend that is executed by the Company and Lender), the Company Stockholder Approval not having been obtained, the Company’s breach of the Company’s representations, warranties or covenants in a manner that would cause the related conditions to Closing to not be met or a Proxy Stockholder having rescinded, revoked, withdrawn, repudiated or challenged the validity or effectiveness of their respective Conversion Notices or Proxy (a “Proxy Revocation”), and within 12 months of such termination the Company or any of the Company’s subsidiaries consummate a specified Takeover Proposal or enter into a definitive agreement providing for a specified Takeover Proposal. The Company shall pay to Lender a fee of $2,000,000 if Lender terminates the Exchange Agreement as a result of a Proxy Revocation (which shall be creditable against the $6,000,000 termination fee). The Exchange Agreement also provides that either party may specifically enforce the other party’s obligations under the Exchange Agreement.

Pursuant to the Exchange Agreement, the Company and Lender shall take all actions as may be necessary to cause, upon the Closing, the Board to consist of seven members, including Ms. Hyman, a director selected by Ms. Hyman and approved by the Investor Group, a director designated by Nexus, a director designated by Story3 and three directors designated by the Board and subject to the approval of the Investor Majority (as defined in the Investor Rights Agreement).

New Credit Agreement Terms

The New Credit Agreement, when entered into in accordance with the terms of the Exchange Agreement, will amend and restate the 2025 Amended Facility and provide for $120 million in aggregate principal amount of term loans comprised of (x) $100 million of Exchange Consideration Term Loans and (y) $20 million of new money term loans to be provided by the Investor Group at the Closing (the “New Money Term Loans”). All such term loans would mature on the fourth anniversary of the Closing and bear interest, at the Company’s option, at either (i) a bank reference rate, plus 4.00% or (ii) term SOFR plus 5.00%, in each case per annum. The New Credit Agreement would also modify the 2025 Amended Facility in certain other respects, including by temporarily reducing the minimum liquidity maintenance covenant from $30 million to $15 million, which reduced minimum liquidity maintenance covenant applies during the period from the Closing until February 20, 2027 and thereafter reverts to $30 million.

Debt and Equity Purchase Agreement

Pursuant to the Debt and Equity Purchase Agreement, subject to the terms and conditions thereof, each of Nexus and Story3 has agreed to enter into the New Credit Agreement, to provide its share of the New Money Term Loans, and to purchase (i) $15 million of the Exchange Consideration Term Loans and (ii) 15% of the Exchange Stock from Lender for an aggregate purchase price of $15 million immediately following the Closing. Consummation of the sale transactions under the Debt and Equity Purchase Agreement is conditioned only on the substantially simultaneous closing of the Exchange Transactions.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The Debt and Equity Purchase Agreement is not expected to have an impact on the Company’s consolidated financial statements.

Investor Rights Agreement

Pursuant to the Investor Rights Agreement, which takes effect upon the closing of the Exchange Transactions, the Company will be required to prepare and file with the SEC, within 20 days following the Closing, a shelf registration statement registering the resale of Class A common stock held by Ms. Hyman and the Investor Group, and will grant certain demand, piggyback and shelf registration rights to Ms. Hyman and the Investor Group. The Investor Rights Agreement also provides for certain Board designation rights of the Investor Group and Ms. Hyman following the Closing. Pursuant to the Investor Rights Agreement, for so long as they meet certain minimum ownership thresholds, each of Nexus and Story3 will be entitled to designate one director to the Board, and the Board will designate three directors to the Board, subject to the approval of the Investor Majority and after considering in good faith Ms. Hyman’s views in connection therewith. In addition, the Investor Rights Agreement provides that, so long as Ms. Hyman serves as Chief Executive Officer, she will be designated as a member of the Board, and, for so long as she continues to own a specified minimum number of Class A common stock, Ms. Hyman will be entitled to appoint one additional director to the Board, subject to the reasonable approval of the Investor Majority. Subject to certain minimum ownership thresholds, each of Ms. Hyman, Nexus and Story3 would also be entitled to appoint a non-voting Board observer, and the Lender would be entitled to appoint two non-voting Board observers; provided, that (i) each of Story3 and Nexus shall have the right to designate one Board observer in total pursuant to the Investor Rights Agreement and the New Credit Agreement and (ii) the Lender shall have the right to designate two Board observers in total pursuant to the Investor Rights Agreement and the New Credit Agreement.

Rights Offering Backstop Agreement

Pursuant to the Exchange Agreement, the Company has agreed to prepare and file with the SEC a registration statement on Form S-1 in connection with a $12,500,000 rights offering by the Company (the “Rights Offering”). Under the Rights Offering Backstop Agreement, the Investor Group agreed to purchase from the Company, at a price of $4.08 per share, all unsubscribed shares of the Class A common stock to be issued in connection with the Rights Offering, on the terms and subject to the conditions set forth in the Rights Offering Backstop Agreement. The completion of the Rights Offering, as well as the Investor Group’s obligations to complete the purchase of shares pursuant to the Rights Offering Backstop Agreement, are subject to certain customary conditions, including among others, that a registration statement with respect to the Rights Offering has been declared and remains effective and, to the extent required by Nasdaq rules, stockholder approval of the purchase of shares pursuant to the Rights Offering Backstop Agreement.

Fourteenth Amendment

Concurrently with entry into the Exchange Agreement, the Company entered into a Fourteenth Amendment to the 2025 Amended Facility. The Fourteenth Amendment provides that, until the earliest of (a) February 20, 2026 (which may be extended if agreed to by the parties), (b) termination of the Exchange Agreement (or 30 days after the termination of the Exchange Agreement under certain conditions), and (c) the Closing (“Relief Termination Date”), (i) interest that would otherwise be payable in cash will be capitalized and (ii) the liquidity financial covenant level will be reduced to $15 million. In addition, the Fourteenth Amendment increases the number of Board observers permitted to be designated by the Agent from one to two and defers the operation of certain other financial covenants until the end of the fiscal year ending January 31, 2026. Relief under the Fourteenth Amendment generally continues until the earliest of the Outside Date (as defined in the Exchange Agreement), termination of the Exchange Agreement (with an additional 30-day relief period in certain circumstances) and the occurrence of the Closing.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)

Management Incentive Plan

The Exchange Agreement requires that the Company take all actions necessary to increase the maximum number of shares of Class A common stock authorized for issuance under the Amended and Restated 2021 Incentive Award Plan, subject to stockholder and Board approval, by a number of shares of Class A common stock (such shares, the “MIP Pool”), equal to approximately 18.3% of the shares of Class A common stock outstanding immediately prior to the Closing, determined on a fully diluted basis.

Amendment to Ms. Hyman’s Employment Agreement

In connection with the entry into the Exchange Agreement and with effectiveness contingent on the Closing, on August 20, 2025, the Company and Ms. Hyman entered into the Amended Employment Agreement. The Amended Employment Agreement provides, among other things, for an initial term that expires on January 31, 2030, subject to automatic one-year extensions unless one party provides the other with notice not more than 90 days prior to the expiration of the term.

The Amended Employment Agreement further provides that, within 30 days following the Closing, the Company will grant Ms. Hyman an award from the MIP Pool in respect of 5% of the shares of Class A common stock outstanding immediately following the Closing in accordance with the Exchange Agreement, assuming target-level performance, or 7.5% assuming maximum performance.

In addition, the Amended Employment Agreement reduces the cash severance that Ms. Hyman is eligible to receive. Under the terms of the Amended Employment Agreement, Ms. Hyman will be eligible for a cash severance payment in an amount equal to (i) her applicable “severance multiplier,” multiplied by (ii) her then-current annual base salary and annual target bonus. Her “severance multiplier” will be equal to 1.5 in the event that during either the 12-month period following the Closing or the 24-month period following a “change in control,” her employment is terminated by the Company without “cause” or, in certain specified circumstances, she resigns for “good reason” (each, as defined in the Amended Employment Agreement). Her severance multiplier will be 1.0 in the event that her employment is terminated by the Company without cause or she resigns for good reason other than under the circumstances described in the immediately preceding sentence.

Transaction Bonus Plan Amendment

In connection with the entry into the Exchange Agreement, on August 20, 2025, the Compensation Committee of the Board approved the Amended Transaction Bonus Plan. The Amended Transaction Bonus Plan provides that each participant will no longer be eligible for the participant’s free cash flow bonus and the participant’s base transaction bonus (the “Base Transaction Bonus”) will not be paid in full upon the Closing. Instead, the Base Transaction Bonus will be paid 25% at Closing (the “Closing Installment”), 6.25% on the 18-month, 24-month, 30-month and 36-month anniversaries of the Closing (each, a “Semi-Annual Installment”), with the final 50% becoming payable on the earlier of January 31, 2030, and the date of a change in control (which does not include the Recapitalization Transactions), in the case of the final 50%, based on the satisfaction of financial or stock price-based performance measures (as applicable), provided that the participant remains employed through the date each Base Transaction Bonus installment is paid. The Closing Installment and each Semi-Annual Installment are subject to repayment to the Company, net of taxes paid with respect thereto, if the participant terminates their employment prior to the applicable vesting date other than due to a “good leaver termination” (as defined in the Amended Transaction Bonus Plan). The Closing Installment will vest 25% on each of the first four anniversaries of the Closing, the first Semi-Annual Installment will vest 33% on each of the second, third and fourth anniversary of the Closing, the second and third Semi-Annual Installments will each vest 50% on each of the third and fourth anniversary of the Closing, and the fourth Semi-Annual Installment will fully vest on the fourth anniversary of the Closing.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The Company is currently evaluating the impact of the Recapitalization Transactions on the Company’s prospective consolidated financial statements.

Pre-litigation Dispute Settlement
In September 2025, the Company agreed to settle a pre-litigation dispute that existed as of July 31, 2025. The settlement agreement is in the process of being finalized. The full amount of the settlement is expected to be paid directly by the Company’s insurance carriers, subject to an immaterial standard deductible. In accordance with ASC 855, Subsequent Events, the anticipated settlement amount and related insurance proceeds have been recognized in the Company’s financial statements for the quarter ended July 31, 2025. The overall impact of the settlement is not material to the Company’s financial statements.

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
Overview
We give customers ongoing access to our “unlimited closet” — with thousands of styles by hundreds of designer brands — through our Subscription offering or the ability to rent a-la-carte through our Reserve offering. We also give our subscribers and customers the ability to buy our products through our Resale offering, which offers customers pre-loved styles from our closet at a discount to retail price, up to 90% off of designer retail value. These offerings allow us to engage and serve our subscribers and customers across diverse use cases from everyday life to special occasions. We have served approximately 3 million lifetime customers across all of our offerings and we had 185,102 ending Total Subscribers1 (active and paused) as of July 31, 2025. We had 146,373 Active Subscribers as of July 31, 2025. The majority of our revenue is highly recurring and is generated by our subscribers. For the six months ended July 31, 2025 and 2024, respectively, 89% and 89% of our total revenue (including Reserve and Resale revenue) was generated by subscribers while they were active or paused.
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

Key Fiscal Second Quarter and Recent Business Highlights:
•Announced the Recapitalization Transactions. See Note 15 — “Subsequent Events” in the Notes to the Condensed Consolidated Financial Statements for more information.
•Continued deployment of our bold inventory strategy: As of August 2025, we have posted almost twice the inventory units compared to the prior year, with 323% more styles in May, 235% more in June, and 253% more in July. Year to date, we have added thousands of new styles and dozens of new brands to the platform.
•Increased customer engagement: Engagement with new inventory in the second quarter of fiscal year 2025 overperformed last year across every key metric, including share of views (up 84% year-over-year), hearts per style (up 15% year-over-year), and new units at home (up 57% year-over-year). Second quarter of fiscal year 2025 average subscription net promoter score was up 77% versus the prior year.
1 Ending Total Subscribers represents the number of subscribers with an active or paused membership as of the last day of the period and excludes subscribers who had an active or paused subscription during the period, but ended their subscription prior to the last day of the fiscal period.

•Increased revenue share units and launched new exclusive brand collaborations: Revenue share units from existing revenue share partners are up 40% year-over-year, and total revenue share units are up 119% year-over-year. We plan to add 80+ new brands in fiscal year 2025, with 56 already launched in the first half of fiscal year 2025, and have launched seven new exclusive brand collaborations year to date.
•Organic social delivered its strongest quarter in years: Through 11 new social series, a new ‘face of RTR,’ and a fresh approach to our influencer strategy, second quarter of fiscal year 2025 overall engagement with our social media channels is up ~800% year-over-year and views are up 175% year-over-year.
•Enhanced the subscription experience to be more personalized, rewarding, and engaging: Introduced a new personalized home screen that we estimate will drive a significant increase in engagement, a rewards program with tiered membership perks, and the ability to preview "coming soon" styles.
•Increased prices of our subscription plans to respond to inflationary and tariff pressures: Implemented first pricing adjustment in three years on August 1, 2025, with an average increase of $2 per item.

Key Operating and Financial Results. We have achieved the following operating and financial results for the three months ended July 31, 2025 and 2024, respectively:

•Revenue was $80.9 million and $78.9 million, respectively, representing 2.5% growth year-over-year;
•146,373 and 129,073 ending Active Subscribers2, respectively, representing an increase of 13.4% year-over-year;
•146,765 and 137,455 Average Active Subscribers3, respectively, representing an increase of 6.8% year-over-year;
•185,102 and 175,087 ending Total Subscribers (including paused subscribers), respectively, representing an increase of 5.7% year-over-year;
•Gross Profit was $24.3 million and $32.4 million, respectively, representing a gross margin of 30.0% and 41.1%, respectively;
•Net Loss was $(26.4) million and $(15.6) million, respectively. Net Loss as a percentage of revenue was (32.6)% and (19.8)%, respectively; and
•Adjusted EBITDA was $3.6 million and $13.7 million, respectively, representing an Adjusted EBITDA Margin of 4.4% and 17.4%, respectively.

We have achieved the following operating and financial results for the six months ended July 31, 2025 and 2024, respectively:

•Revenue was $150.5 million and $153.9 million, respectively, representing a change of (2.2)% year-over-year;
•Gross Profit was $46.2 million and $60.8 million, respectively, representing a gross margin of 30.7% and 39.5%, respectively;
•Net Loss was $(52.5) million and $(37.6) million, respectively. Net Loss as a percentage of revenue was (34.9)% and (24.4)%, respectively, and included $0.2 million of restructuring and related charges for the six months ended July 31, 2024;
•Adjusted EBITDA was $2.3 million and $20.2 million, respectively, representing an Adjusted EBITDA margin of 1.5% and 13.1%, respectively;
•Net cash (used in) provided by operating activities was $(2.2) million and $6.8 million, and net cash used in investing activities was $(30.7) million and $(12.7) million, respectively;
•Net cash (used in) provided by operating activities as a percentage of revenue was (1.5)% and 4.4% and net cash used in investing activities as a percentage of revenue was (20.4)% and (8.3)%, respectively; and
•Cash and Cash Equivalents was $43.6 million and $76.6 million, respectively.
2 Active Subscribers is defined as ending Total Subscribers as of period end, excluding paused subscribers.
3 Average Active Subscribers represents the mean of the beginning of quarter and end of quarter Active Subscribers for a quarterly period; and for other periods, represents the mean of the Average Active Subscribers of every quarter within that period.

Recapitalization Transactions

See Note 15 — “Subsequent Events” in the Notes to the Condensed Consolidated Financial Statements for more information.

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
In fiscal year 2024, 30% of new items were acquired through Wholesale, 48% through Share by RTR and 22% through Exclusive Designs, compared to 39% Wholesale, 33% Share by RTR and 28% Exclusive Designs in fiscal year 2023. In total, approximately 70% of new items were acquired through Share by RTR and Exclusive Designs, our more capital-efficient channels in fiscal year 2024 and approximately 61% in fiscal year 2023. Both our purchasing power and the diversification into Share by RTR and Exclusive Designs have led to a decrease in rental product capital expenditures (or Purchases of Rental Product as presented in the Condensed Consolidated Statement of Cash Flows) as a percentage of revenue over time. We expect the total percentage of units acquired through our more capital-efficient channels to be largely unchanged in fiscal year 2025 versus fiscal year 2024, with an increase in the percentage of units acquired through our Share by RTR program versus fiscal year 2024. We plan to further decrease the percentage of units acquired through Wholesale and increase the percentage of units acquired through our more capital-efficient channels over the longer term. We expect to incur higher purchases of rental product in fiscal year 2025 relative to fiscal year 2024 in connection with our strategy to approximately double the new rental product added to our site and made available to our customers in fiscal year 2025.
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

We provide a flexible offering that allows our subscribers to customize their subscription as their everyday life changes, choosing to pause and reactivate their membership as needed. We have also historically seen that many subscribers who cancel their subscription will return and resubscribe when membership again makes sense for their everyday life. Customer acquisition is dependent on organic growth, the effectiveness of our paid marketing strategy and the availability of and satisfaction with our rental product. Our acquisitions are also reliant on new customer promotions. Our promotional strategy is subject to change depending on business and market conditions. In fiscal year 2024, we focused, and plan to continue to focus in fiscal year 2025, on improving both the availability of and satisfaction with our rental product for our Reserve and Subscription customers.
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

Brands and Products
Ability to Acquire, Manage and Monetize Products Efficiently. Our ability to deliver an elevated experience for our subscribers and customers that keeps them loyal to RTR depends on us having the right assortment. Due to our deep partnerships with brands, flexibility in our buying timelines and ability to react to advantageous retail purchasing environments, we can acquire products directly from brands in multiple cost effective ways. Our expertise in reverse logistics and garment restoration also provides us with the ability to monetize our products effectively over their useful life. Diversifying our product acquisition away from 100% Wholesale has driven higher overall product return on investment and reduced the capital needs of the business. See “—Our Product Acquisition Strategy” above for a description of the three ways in which we procure products. We continuously evaluate our product acquisition mix to maximize our strategic priorities.
Purchases of rental product includes the cost of Wholesale products acquired in the period and other ancillary costs such as freight, where applicable. Many factors impact the purchases of rental product including our depth and acquisition mix strategy, the proportion of subscribers to total customers, timing of when those subscribers are acquired, the formality of styles, brand assortment, opportunities in the market and timing of when the rental product is received and paid for. Purchases of rental product as a percentage of revenue in fiscal year 2024 was 16% as a result of a greater proportion of rental product acquired through our Share by RTR channel combined with fewer units of rental product purchased compared to fiscal year 2023. Purchases of rental product as a percentage of revenue was 26% and 21% in fiscal year 2023 and 2022, respectively. We anticipate this percentage to increase in fiscal year 2025 compared with fiscal year 2024, despite a greater proportion of Share by RTR units, due to a significant increase in units of rental product purchased. Due to seasonality factors, we track our progress on purchases of rental product as a percentage of revenue on a full year basis, as quarterly expenditures are not necessarily reflective of full year trends. As of July 31, 2025, the quarterly and annual spend levels for rental product capital expenditures for fiscal year 2025 under our 2025 Amended Facility were eliminated under the Fourteenth Amendment to the debt facility. See “Note 15 - Subsequent Events” in the Notes to the Condensed Consolidated Financial Statements for more details.

Ability to Achieve Leverage in our Cost Structure. Improving operational efficiency of our platform is imperative to increasing profitability. We expect certain of our operating costs to increase as order volume increases and as we make investments to grow subscribers and revenue and to enhance the customer experience. In September 2022, we announced a restructuring plan that reduced operating expenses by approximately $27 million in the four quarters following the restructuring compared to the annualized run rate for the second quarter of fiscal year 2022. In January 2024, we announced a restructuring plan that generated total annual operating expense savings of approximately $12 million, which primarily included the reduction in force, with some open role closures/reduced backfills, and excludes potential hiring of new employees or other additions to the Company’s costs and expenses. Though we anticipate quarterly fluctuations in operating leverage over time we anticipate that our operating costs will grow more slowly than our total revenue on an annual basis. As of July 31, 2025, the quarterly and annual spend levels for rental product capital expenditures for fiscal year 2025 under our 2025 Amended Facility were eliminated under the Fourteenth Amendment to the debt facility. See “Note 15 - Subsequent Events” in the Notes to the Condensed Consolidated Financial Statements for more details.
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
We use Adjusted EBITDA to assess our operating performance and the operating leverage of our business prior to capital expenditures. We also measure the cash consumption of the business including capital expenditures by assessing net cash used in operating activities and net cash used in investing activities on a combined basis. See also “Note 3 - Liquidity” and “Note 15 - Subsequent Events” in the Notes to the Condensed Consolidated Financial Statements for more details regarding our 2025 Amended Facility and Recapitalization Transactions, which we expect to improve our overall liquidity.
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
We continue to take actions to adjust to the changing business environment and related inflationary pressure. For example, we implemented a price increase for our subscription plans in August 2025 and we remain focused on investing in our customer and delivering even more value to her, and emphasizing the value proposition of our offering in our marketing materials. In addition, we increased wage rates during the first quarter of fiscal year 2025 to attract and retain talent at our fulfillment centers. We expect to continue to be impacted by rising labor costs in the future. Transportation costs decreased as a percentage of revenue in fiscal year 2024 due to higher revenue per order and the benefits of our September 2023 transportation contract with a major national carrier. While we expect to be able to reduce transportation costs as a percentage of revenue for fiscal year 2025, we plan to continue to mitigate longer-term rising costs by seeking to optimize shipping methods and improve contractual and pricing terms; however, unpredictable changes in global trade policies and tariffs or other significant macroeconomic or geopolitical developments may negatively impact our ability to meet our current expectations and objectives. Although we continue to face a challenging and unpredictable environment, we plan to invest in our customers, manage our staffing and further leverage our transportation partners to help to drive growth and efficiencies in our business.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	($ in millions)		($ in millions)
Active Subscribers	146,373	129,073	146,373	129,073
Average Active Subscribers	146,765	137,455	140,116	137,455
Gross Profit	$24.3	$32.4	$46.2	$60.8
Net Loss	$(26.4)	$(15.6)	$(52.5)	$(37.6)
Adjusted EBITDA (1)	$3.6	$13.7	$2.3	$20.2
__________
(1)Adjusted EBITDA is a non-GAAP financial measure; for a reconciliation to the most directly comparable U.S. GAAP financial measure, net loss, and why we consider Adjusted EBITDA to be a useful metric, see “—Non-GAAP Financial Metrics” below.

Active Subscribers: Active Subscribers represents the number of subscribers with an active membership as of the last day of any given period and excludes paused subscribers. As of July 31, 2025, we had 146,373 Active Subscribers, an increase from 129,073 as of July 31, 2024. The increase in Active Subscribers was driven primarily by higher subscriber acquisitions, increased promotional activity and an improvement in retention during the second quarter of fiscal year 2025 as compared to the prior year as we focused on improving our customer experience through increased rental product and the rollout of multiple product improvements.

Average Active Subscribers: Average Active Subscribers represents the mean of the beginning of quarter and end of quarter Active Subscribers for a quarterly period; and for other periods, represents the mean of the Average Active Subscribers of every quarter within that period. As of July 31, 2025, we had 146,765 Average Active Subscribers, an increase from 137,455 as of July 31, 2024. The year over year increase in Average Active Subscribers was primarily due to the higher base of Ending Active Subscribers at the end of the first quarter of fiscal year 2025 compared to the first quarter of fiscal year 2024, and a higher level of acquisitions, increased promotional activity, and stronger retention in the second quarter of fiscal year 2025 as compared to the prior year.

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

Gross Profit was $24.3 million for the three months ended July 31, 2025 compared to $32.4 million for the three months ended July 31, 2024, representing Gross Margins of 30.0% and 41.1%, respectively. Gross Profit was $46.2 million for the six months ended July 31, 2025 compared to $60.8 million for the six months ended July 31, 2024, representing Gross Margins of 30.7% and 39.5%, respectively. Gross Profit and Gross Margin for the three and six months ended July 31, 2025 decreased primarily due to the impact of higher revenue share costs and fulfillment costs as a percentage of sales.

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

Net Loss was $(26.4) million for the three months ended July 31, 2025 compared to $(15.6) million for the three months ended July 31, 2024, representing margins of (32.6)% and (19.8)%, respectively. Net Loss increased year over year primarily due to the impact of higher revenue share costs, G&A expenses, fulfillment costs, technology costs, and a reduction in Other Income, partially offset by an increase in Revenue. Net Loss was $(52.5) million for the six months ended July 31, 2025 compared to $(37.6) million for the six months ended July 31, 2024, representing margins of (34.9)% and (24.4)%, respectively. Net Loss increased year over year primarily due to the impact of higher revenue share costs, lower revenue, higher fulfillment costs, higher interest expense and higher technology costs versus the prior year, partially offset by lower rental product depreciation and write-offs, other depreciation and amortization and marketing expense.

Adjusted EBITDA was $3.6 million for the three months ended July 31, 2025 compared to $13.7 million for the three months ended July 31, 2024, representing margins of 4.4% and 17.4%, respectively. Adjusted EBITDA margin decreased year over year primarily due to higher revenue share and fulfillment costs as a percentage of revenue. Adjusted EBITDA was $2.3 million for the six months ended July 31, 2025 compared to $20.2 million for the six months ended July 31, 2024, representing margins of 1.5% and 13.1%, respectively. Adjusted EBITDA margin decreased year over year primarily due to higher revenue share and fulfillment costs as a percentage of revenue in addition to lower revenue.

We believe we have the opportunity to improve Adjusted EBITDA and offset cost increases as we increase revenue and drive operating expense leverage.
Components of Results of Operations
Total Revenue, Net. Our total revenue, net consists of Subscription and Reserve rental revenue and Other revenue. Total revenue is presented net of promotional discounts, credits and refunds and taxes.
Subscription and Reserve Rental Revenue.    We generate Subscription and Reserve rental revenue from subscription and Reserve rental fees. We recognize subscription fees ratably over the subscription period, commencing on the date the subscriber enrolls in a subscription program. These fees are collected upon enrollment and any revenue from an unrecognized portion of the subscription period is deferred to the following fiscal period. We implemented a price increase for our subscription plans in August 2025, which we expect will generally increase revenue per subscriber over time. We recognize Reserve fees over the rental period, which starts on the date of delivery of the product to the customer. Reserve orders can be placed up to four months prior to the rental start date (increased from two months prior to the rental start date beginning in June 2024) and the customer’s payment form is charged upon order confirmation. We defer recognizing the rental fees and any related promotions for Reserve rentals until the date of delivery, and then recognize those fees evenly over the four- or eight-day rental period.
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

General and Administrative.    General and administrative (“G&A”) expenses consist of all other personnel and related costs for customer service, finance, tax, legal, human resources, fashion and photography and fixed operations costs. General and administrative expenses also includes occupancy costs (including warehouse-related), professional services, credit card fees, general corporate and warehouse expenses, other administrative costs, and gains and losses associated with asset disposals and operating lease terminations. In fiscal year 2025, we expect G&A expenses to increase in the next several fiscal quarters due to costs relating to the Recapitalization Transactions. We are currently evaluating the impact of the Recapitalization Transactions on our consolidated financial statements. Over the longer term, these expenses may increase as we grow our infrastructure to support the overall growth of the business. Rent expense and other facilities-related costs may increase in the future due to inflation or to support overall business growth and fulfillment efficiencies. While these expenses may vary from period to period as a percentage of total revenue, we expect them to decrease as a percentage of total revenue over the longer term.
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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in millions)		(in millions)
Revenue:
Subscription and Reserve rental revenue	$69.2	$68.5	$131.2	$134.6
Other revenue	11.7	10.4	19.3	19.3
Total revenue, net	80.9	78.9	150.5	153.9
Costs and expenses:
Fulfillment	22.5	20.6	42.9	41.2
Technology	9.8	8.7	19.4	18.3
Marketing	7.4	7.8	16.0	16.8
General and administrative	24.6	22.2	45.3	45.0
Rental product depreciation and revenue share	34.1	25.9	61.4	51.9
Other depreciation and amortization	2.6	3.3	5.3	6.6
Restructuring charges	—	—	—	0.2
Total costs and expenses	101.0	88.5	190.3	180.0
Operating loss	(20.1)	(9.6)	(39.8)	(26.1)
Interest income / (expense), net	(6.9)	(6.0)	(13.2)	(11.6)
Other income / (expense), net	0.6	0.1	0.7	0.2
Net loss before income tax benefit / (expense)	(26.4)	(15.5)	(52.3)	(37.5)
Income tax benefit / (expense)	—	(0.1)	(0.2)	(0.1)
Net loss	$(26.4)	$(15.6)	$(52.5)	$(37.6)
Comparison of the three months ended July 31, 2025 and 2024
Total Revenue, Net.    Total revenue, net was $80.9 million for the three months ended July 31, 2025, an increase of $2.0 million, or 2.5%, compared to $78.9 million for the three months ended July 31, 2024. This increase was primarily driven by higher Other revenue and higher Subscription and Reserve rental revenue. In fiscal year 2025, we expect revenue to increase due to higher expected subscription prices and as we work towards growing our customer base, improving the customer experience and continuing to focus on our resale revenue.
Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $69.2 million for the three months ended July 31, 2025, an increase of $0.7 million, or 1.0%, compared to $68.5 million for the three months ended July 31, 2024. This increase was primarily driven by higher Average Active Subscribers, partially offset by a decrease in average revenue per subscriber. The decrease in revenue per subscriber was driven primarily by higher promotional spending and impact of changes in program mix of active subscribers. Reserve rental revenue was largely unchanged year-over-year.
Other Revenue.    Other revenue was $11.7 million for the three months ended July 31, 2025, an increase of $1.3 million, or 12.5%, compared to $10.4 million for the three months ended July 31, 2024. This increase was primarily driven by an increase in the items purchased per subscriber. Other revenue represented 14.5% of total revenue, up from 13.2% in the same period last year.
Costs and Expenses.    Total costs and expenses were $101.0 million for the three months ended July 31, 2025, an increase of $12.5 million, or 14.1%, compared to $88.5 million for the three months ended July 31, 2024. This increase was primarily driven by higher Rental Product Depreciation and Revenue Share costs, higher Fulfillment costs, and higher Technology costs.

Fulfillment.    Fulfillment expenses were $22.5 million for the three months ended July 31, 2025, an increase of $1.9 million, or 9.2%, representing 27.8% of revenue, compared to $20.6 million for the three months ended July 31, 2024, representing 26.1% of revenue. The increase in fulfillment expenses as a percentage of revenue was primarily driven by higher transportation costs due to carrier rate increases and higher warehouse processing costs.

In fiscal year 2025, we expect fulfillment expenses as a percentage of total revenue to decrease compared to fiscal year 2024 as a result of anticipated higher revenue per order.
Technology.    Technology expenses were $9.8 million for the three months ended July 31, 2025, an increase of $1.1 million, or 12.6%, compared to $8.7 million for the three months ended July 31, 2024. Technology expenses were 12.1% of revenue for the three months ended July 31, 2025 compared to 11.0% for the same period last year due to higher technology related employee costs. Technology related share-based compensation expense was $0.2 million for the three months ended July 31, 2025 and was $0.5 million for the same period last year.

In fiscal year 2025, we expect technology expenses to decrease as a percentage of total revenue compared to fiscal year 2024 as a result of improved operating leverage due to higher expected revenue.
Marketing.    Marketing expenses were $7.4 million for the three months ended July 31, 2025, a decrease of $(0.4) million, or (5.1)%, compared to $7.8 million for the three months ended July 31, 2024. This decrease was driven primarily by lower consulting costs and lower brand marketing expenses. Marketing expenses unrelated to personnel costs were $6.5 million in the three months ended July 31, 2025 and 8.0% of revenue, compared to $7.1 million and 9.0% of total revenue for the same period last year.

In fiscal year 2025, we expect marketing expenses to decrease in dollars and as a percentage of total revenue compared to fiscal year 2024. The timing of our marketing expenses during the year will depend in part on the timing of marketing campaigns.

General and Administrative.    General and administrative (“G&A”) expenses were $24.6 million for the three months ended July 31, 2025, an increase of $2.4 million, or 10.8%, compared to $22.2 million for the three months ended July 31, 2024. This increase was driven primarily by expenses relating to the Recapitalization Transactions, partially offset by lower share-based compensation expense, gain on the liquidation of rental product and gain on asset disposal and lease termination. G&A expenses as a percentage of revenue were 30.4%, compared to 28.1% last year. G&A related share-based compensation expense was $1.2 million for the three months ended July 31, 2025 and was $1.9 million for the three months ended July 31, 2024.

In fiscal year 2025, we expect G&A expenses to increase in the next several fiscal quarters due to costs relating to the Recapitalization Transactions. The Company is currently evaluating the impact of the Recapitalization Transactions on the Company’s consolidated financial statements.
Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $34.1 million for the three months ended July 31, 2025, an increase of $8.2 million, or 31.7%, compared to $25.9 million for the three months ended July 31, 2024. The increase was primarily driven by higher Share by RTR units acquired. Rental product depreciation and revenue share was 42.2% of revenue in the three months ended July 31, 2025, up from 32.8% in the same period last year primarily due to the factors discussed above.
Other Depreciation and Amortization.    Other depreciation and amortization was $2.6 million for the three months ended July 31, 2025, a decrease of $(0.7) million, or (21.2)%, compared to $3.3 million for the three months ended July 31, 2024. This decrease was primarily driven by lower depreciation and amortization associated with machinery and equipment.
Restructuring Charges. There were no restructuring charges for the three months ended July 31, 2025 and July 31, 2024 for severance and related costs in connection with the January 2024 restructuring plan.

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
Interest Income / (Expense), Net.    Interest expense, net was $(6.9) million for the three months ended July 31, 2025, an increase in expense of $0.9 million, or 15.0%, compared to $(6.0) million for the three months ended July 31, 2024. This increase was driven by higher interest from the 2025 Amended Facility, and lower interest earned partially offset by lower debt discount amortization. Of the $(6.9) million total interest expense in the three months ended July 31, 2025, $(7.2) million of PIK interest, $(3.6) million was the net of cash interest earned, financing lease and other interest and $3.9 million was debt discount amortization, compared to $0.7 million net of cash interest earned, financing lease and other interest and $(6.7) million of debt discount amortization in the three months ended July 31, 2024.

Other Income / (Expense), Net. Other income / (expense), net was $0.6 million for the three months ended July 31, 2025 compared to $0.1 million for the three months ended July 31, 2024.
Comparison of the six months ended July 31, 2025 and 2024
Total Revenue, Net.    Total revenue, net was $150.5 million for the six months ended July 31, 2025, a decrease of $(3.4) million, or (2.2)%, compared to $153.9 million for the six months ended July 31, 2024. This decrease was primarily driven by lower Subscription and Reserve rental revenue. In fiscal year 2025, we expect revenue to increase due to higher expected subscription prices and as we work towards growing our customer base, improving the customer experience and continuing to focus on our resale revenue.

Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $131.2 million for the six months ended July 31, 2025, a decrease of $(3.4) million, or (2.5)%, compared to $134.6 million for the six months ended July 31, 2024. This decrease was primarily driven by lower average revenue per subscriber partially offset by higher average subscribers and lower Reserve rental revenue.The decrease in revenue per subscriber was driven primarily by higher promotional spending and the impact of changes in program mix of active subscribers.
Other Revenue.    Other revenue was $19.3 million for the six months ended July 31, 2025, flat compared to the six months ended July 31, 2024. Other revenue represented 12.8% of total revenue, up from 12.5% in the same period last year.
Costs and Expenses.    Total costs and expenses were $190.3 million for the six months ended July 31, 2025, an increase of $10.3 million, or 5.7%, compared to $180.0 million for the six months ended July 31, 2024. This increase was primarily driven by higher Rental Product Depreciation and Revenue Share costs partially offset by lower General & Administrative costs.
Fulfillment.    Fulfillment expenses were $42.9 million for the six months ended July 31, 2025, an increase of $1.7 million, or 4.1%, representing 28.5% of revenue, compared to $41.2 million for the six months ended July 31, 2024, representing 26.8% of revenue. The increase in fulfillment expenses as a percentage of revenue was primarily driven by higher transportation costs due to carrier rate increases and increases in warehouse processing costs.

In fiscal year 2025, we expect fulfillment expenses as a percentage of total revenue to decrease compared to fiscal year 2024 as a result of anticipated higher revenue per order.

Technology.    Technology expenses were $19.4 million for the six months ended July 31, 2025, an increase of $1.1 million, or 6.0%, compared to $18.3 million for the six months ended July 31, 2024. Technology expenses were 12.9% of revenue for the six months ended July 31, 2025 compared to 11.9% for the same period last year due to higher technology related employee costs. Technology related share-based compensation expense was $0.5 million for the six months ended July 31, 2025 and was $1.1 million for the same period last year.

In fiscal year 2025, we expect technology expenses to decrease as a percentage of total revenue compared to fiscal year 2024 as a result of improved operating leverage due to higher expected revenue.
Marketing.    Marketing expenses were $16.0 million for the six months ended July 31, 2025, a decrease of $(0.8) million, or (4.8)%, compared to $16.8 million for the six months ended July 31, 2024. This decrease was driven primarily by lower consulting costs and brand marketing expenses. Marketing expenses unrelated to personnel costs were $14.4 million in the six months ended July 31, 2025 and 9.6% of revenue, compared to $15.3 million and 9.9% of total revenue for the same period last year.

In fiscal year 2025, we expect marketing expenses to decrease as a percentage of total revenue compared to fiscal year 2024. The timing of our marketing expenses during the year will depend in part on the timing of marketing campaigns.

General and Administrative.    General and administrative (“G&A”) expenses were $45.3 million for the six months ended July 31, 2025, an increase of $0.3 million, or 0.7%, compared to $45.0 million for the six months ended July 31, 2024. This increase was driven primarily by transaction related expenses partially offset by lower share-based compensation expense, gain on the liquidation of rental product and exchange rate and cost savings from the January 2024 restructuring plan. G&A expenses as a percentage of revenue were 30.1%, compared to 29.2% last year, as we saw increased operating leverage with a lower cost base post-restructuring. G&A related share-based compensation expense was $2.4 million for the six months ended July 31, 2025 and was $4.3 million for the six months ended July 31, 2024.

In fiscal year 2025, we expect G&A expenses to increase in the next several fiscal quarters due to costs relating to the Recapitalization Transactions. We are currently evaluating the impact of the Recapitalization Transactions on our consolidated financial statements..
Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $61.4 million for the six months ended July 31, 2025, an increase of $9.5 million, or 18.3%, compared to $51.9 million for the six months ended July 31, 2024. The increase was primarily driven by higher Share by RTR units acquired. Rental product depreciation and revenue share was 40.8% of revenue in the six months ended July 31, 2025, up from 33.7% in the same period last year primarily due to the factors discussed above.
Other Depreciation and Amortization.    Other depreciation and amortization was $5.3 million for the six months ended July 31, 2025, a decrease of $(1.3) million, or (19.7)%, compared to $6.6 million for the six months ended July 31, 2024. This decrease was primarily driven by lower depreciation and amortization associated with machinery and equipment.
Restructuring Charges. Restructuring charges were $0.2 million for the six months ended July 31, 2024 for severance and related costs in connection with the January 2024 restructuring plan. These charges are reflected in Restructuring charges on our Consolidated Statement of Operations.
Interest Income / (Expense), Net.    Interest expense, net was $(13.2) million for the six months ended July 31, 2025, an increase in expense of $1.6 million, or 13.8%, compared to $(11.6) million for the six months ended July 31, 2024. This increase was driven by higher interest from the 2025 Amended Facility and lower interest earned partially offset by lower debt discount amortization. Of the $(13.2) million total interest expense in the six months ended July 31, 2025, $(7.2) million of PIK interest, $(3.0) million was the net of interest earned, financing lease and other interest and $(3.0) million was debt discount amortization, compared to $1.5 million net of interest earned, financing lease and other interest and ($13.1) million of debt discount amortization in the six months ended July 31, 2024.

Other Income / (Expense), Net. Other income / (expense), net was $0.7 million for the six months ended July 31, 2025, an increase of $0.5 million, compared to $0.2 million for the six months ended July 31, 2024.

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

Adjusted EBITDA and Adjusted EBITDA Margin.    Adjusted EBITDA and Adjusted EBITDA Margin are key performance measures used by management to assess our operating performance and the operating leverage of our business prior to capital expenditures. Net Loss was $(26.4) million for the three months ended July 31, 2025 compared to $(15.6) million for the three months ended July 31, 2024. Net Loss as a percentage of revenue was (32.6)%, and (19.8)% for the three months ended July 31, 2025 and 2024, respectively. Net Loss was $(52.5) million for the six months ended July 31, 2025 compared to $(37.6) million for the six months ended July 31, 2024. Net Loss as a percentage of revenue was (34.9)%, and (24.4)% for the six months ended July 31, 2025 and 2024, respectively, and included $0.2 million of restructuring and related charges during the six months ended July 31, 2024. Net Loss for the three months ended July 31, 2025 increased year over year primarily due to the impact of higher revenue share costs, G&A expenses, fulfillment costs, technology costs, and a reduction in Other Income, partially offset by an increase in Revenue. Net Loss for the six months ended July 31, 2025 increased year over year primarily due to the impact of higher revenue share costs, lower revenue, higher fulfillment costs, higher interest expense and higher technology costs versus the prior year, partially offset by lower rental product depreciation and write-offs, other depreciation and amortization and marketing expense.

Our Adjusted EBITDA was $3.6 million for the three months ended July 31, 2025 compared to $13.7 million for the three months ended July 31, 2024, representing margins of 4.4% and 17.4%, respectively. Our Adjusted EBITDA was $2.3 million for the six months ended July 31, 2025 compared to $20.2 million for the six months ended July 31, 2024, representing margins of 1.5% and 13.1%, respectively. Adjusted EBITDA Margin decreased for the three and six months ended July 31, 2025 primarily due to higher revenue share and fulfillment costs as a percentage of revenue.

The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in millions)		(in millions)
Net loss	$(26.4)	$(15.6)	$(52.5)	$(37.6)
Interest (income) / expense, net (1)	6.9	6.0	13.2	11.6
Rental product depreciation	15.9	16.2	29.1	31.1
Other depreciation and amortization (2)	2.6	3.3	5.3	6.6
Share-based compensation (3)	1.4	2.4	2.9	5.4
Write-off of liquidated assets (4)	0.5	1.2	1.2	2.8
Non-recurring adjustments (5)	2.0	—	2.0	—
Non-ordinary course legal fees (6)	1.4	—	2.0	—
Restructuring charges (7)	—	—	—	0.2
Income tax (benefit) / expense	—	0.1	0.2	0.1
Other (income) / expense, net (8)	(0.6)	(0.1)	(0.7)	(0.2)
Other (gains) / losses (9)	(0.1)	0.2	(0.4)	0.2
Adjusted EBITDA	$3.6	$13.7	$2.3	$20.2
Net Loss as a percentage of revenue	(32.6)%	(19.8)%	(34.9)%	(24.4)%
Adjusted EBITDA Margin (10)	4.4%	17.4%	1.5%	13.1%
__________
(1)Includes debt discount amortization of $(3.9) million in the three months ended July 31, 2025, $6.7 million in the three months ended July 31, 2024, $3.0 million in the six months ended July 31, 2025 and $13.1 million in the six months ended July 31, 2024.
(2)Reflects non-rental product depreciation and capitalized software amortization.
(3)Reflects the non-cash expense for share-based compensation.
(4)Reflects the write-off of the remaining book value of liquidated rental product that had previously been held for sale.
(5)Non-recurring adjustments for the three and six months ended July 31, 2025 includes $2.0 million of transaction related costs.
(6)Non-ordinary course legal fees for the three and six months ended July 31, 2025 includes $1.4 million and $2.0 million of costs related to securities lawsuits and non-recurring legal fees including transaction related costs.
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
Liquidity and Capital Resources
We have incurred net losses from operations of $(26.4) million and $(52.5) million for the three and six months ended July 31, 2025, respectively, have incurred significant recurring net losses since inception, have an accumulated deficit of $(1,175.5) million as of July 31, 2025, and have historically relied upon debt and equity financing to fund our operations. Our cash flows from operations for the six months ended July 31, 2025 were $(2.2) million. Cash outflows from investing activities were $(30.7) million for the six months ended July 31, 2025. As of July 31, 2025, we had cash and cash equivalents of $43.6 million, restricted cash of $8.6 million, current liabilities of $68.3 million as of July 31, 2025 and long-term debt of $343.9 million with a maturity date in October 2026. We currently expect that our cash and cash equivalents balance will decline in fiscal year 2025 as a result of our business plans and strategy to significantly increase the quantity and desirability of rental product available to our customers.

We are a borrower under a loan agreement with CHS (US) Management LLC (as successor in interest to Double Helix Pte Ltd.) as administrative agent for Temasek Holdings, and CHS US Investments LLC, as lender (following a debt assignment from Double Helix Pte Ltd. in March 2025). In January 2023, we entered into an amendment and restatement of such facility (the “2022 Amended Temasek Facility”). The 2022 Amended Temasek Facility extended the maturity date from October 2024 to October 2026, reduced cash interest payments by over $20 million for the two succeeding fiscal years while the total interest rate remains unchanged during this period, with subsequent increases thereafter. In connection with the 2022 Amended Temasek Facility, we also granted warrants to purchase 100,000 shares of Class A Common Stock at an exercise price of $100.00 per share, along with other clarifications and updates. In December 2023, we entered into the 2023 Amended Temasek Facility. The 2023 Amended Temasek Facility eliminated all interest (payment-in-kind and cash interest) for six full fiscal quarters beginning with the fourth quarter of fiscal year 2023, reduced the minimum liquidity maintenance covenant from $50 million to $30 million, and provided that the Company may not exceed mutually agreed upon quarterly and annual spend levels for rental product capital, fixed operating, and marketing expenditures during fiscal year 2024 of $51 million, $100 million (excluding $10 million of specified permitted expenditures), and $30 million, respectively, on an annual basis, and to-be-agreed levels for fiscal years 2025 and 2026, subject to the debt holders’ consent and certain exceptions. The quarterly and annual spend levels for rental product capital, fixed operating, and marketing expenditures for fiscal year 2025 were eliminated under the Fourteenth Amendment to the debt facility. In fiscal year 2025, we have incurred cash and paid-in-kind interest beginning May 1, 2025. For a description of the terms of our current and prior credit agreements, see “Note 7 – Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements.

On August 20, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with its existing lender, CHS US Investments LLC, as part of a broader recapitalization intended to improve the Company’s capital structure, enhance financial flexibility, and extend debt maturities. Upon the closing of the Recapitalization Transactions, the Company shall enter into an amended and restated credit agreement (the “New Credit Agreement”), by and among the Company, as borrower, CHS (US) Management LLC, as administrative agent, and CHS US Investments LLC, Gateway Runway, LLC (“Nexus”) and S3 RR Aggregator, LLC (“Story3”) (collectively, the “Investor Group”). The New Credit Agreement, when entered into in accordance with the terms of the Exchange Agreement, will amend and restate the 2025 Amended Facility and provide for $120 million in aggregate principal amount of term loans comprised of (x) $100 million of the Company’s existing outstanding indebtedness owing to CHS US Investments LLC under the 2025 Amended Facility to be exchanged on a dollar-for-dollar cashless basis for new term loans under the New Credit Agreement and (y) $20 million of new money term loans to be provided by the Investor Group upon the closing of the Recapitalization Transactions. All such term loans would mature on the fourth anniversary of the closing of the Recapitalization Transactions and bear interest, at the Company’s option, at either (i) a bank reference rate plus 4.00% or (ii) term SOFR plus 5.00%, in each case per annum. The New Credit Agreement would modify the 2025 Amended Facility in certain other respects, including by temporarily reducing the minimum liquidity maintenance covenant from $30 million to $15 million through February 20, 2027, after which the original covenant level resumes. Pursuant to the Exchange Agreement, the remaining outstanding indebtedness owing to CHS US Investments LLC under the 2025 Amended Facility would be contributed by CHS US Investments LLC to the Company upon the closing of the Recapitalization Transactions in exchange for newly issued shares of the Company’s Class A common stock, equal to 86% of the Company’s outstanding shares (after giving effect to the Conversions, but before giving effect to the Rights Offering and the MIP Pool). Our total indebtedness as of July 31, 2025 was $343.9 million. See “Note 15 - Subsequent Events” in the Notes to the Condensed Consolidated Financial Statements for more information.

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

Our future capital requirements will depend on many factors, including, but not limited to, demand for our business, rental product spend (including expected increases in rental product spend due to our planned increase in rental product unit purchases in fiscal year 2025) and the timing of investments in technology and personnel to support the overall growth of our business. We believe our existing cash and cash equivalents, and cash generated from our operations, will be sufficient to sustain our business operations, to satisfy our debt service obligations, and to comply with our debt covenants for at least the next twelve months from the date of this Form 10-Q, assuming the Recapitalization Transactions close.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2025	2024
	(in millions)
Net cash (used in) provided by operating activities	$(2.2)	$6.8
Net cash (used in) provided by investing activities	(30.7)	(12.7)
Net cash (used in) provided by financing activities	(1.4)	(1.5)
Net (decrease) increase in cash and cash equivalents and restricted cash	(34.3)	(7.4)
Cash and cash equivalents and restricted cash at beginning of period	86.5	94.0
Cash and cash equivalents and restricted cash at end of period	$52.2	$86.6
We also measure the cash consumption of the business including capital expenditures, by assessing net cash used in operating activities and net cash used in investing activities on a combined basis, which was $(32.9) million for the six months ended July 31, 2025 and $(5.9) million for the six months ended July 31, 2024. The cash consumption of the business was higher in the first and second quarters of fiscal year 2025 compared with the same period of fiscal year 2024 primarily due to higher purchases of rental product and higher net loss compared to the prior period. The sum of net cash used in operating activities and net cash used in investing activities, as a percentage of revenue, was (21.9)% for the six months ended July 31, 2025 and (3.8)% for the six months ended July 31, 2024.

Net cash (used in) provided by operating activities.    For the six months ended July 31, 2025, net cash provided by operating activities was $(2.2) million, which consisted of a net loss of $(52.5) million, partially offset by non-cash charges of $47.1 million, reclassification of the proceeds from the sale of rental product of $11.8 million and a net change of $15.0 million in our operating assets and liabilities. The non-cash charges were primarily comprised of $28.7 million of rental product depreciation and write-off expenses, $7.2 million of payment-in-kind interest, $2.9 million of share-based compensation, $3.0 million of debt discount amortization, and $5.3 million of other fixed and intangible asset depreciation.

For the six months ended July 31, 2024, net cash used in operating activities was $6.8 million, which consisted of a net loss of $(37.6) million, offset by non-cash charges of $57.0 million, reclassification of the proceeds from the sale of rental product of $13.6 million and a net change of $1.0 million in our operating assets and liabilities. The non-cash charges were primarily comprised of $31.7 million of rental product depreciation and write-off expenses, $5.4 million of share-based compensation, $13.1 million of debt discount amortization, and $6.8 million of other fixed and intangible asset depreciation.
Net cash (used in) provided by investing activities.    For the six months ended July 31, 2025, net cash used in investing activities was $(30.7) million, primarily consisting of $(42.0) million of purchases of rental product incurred in the period and $(2.1) million of purchases of fixed and intangible assets. The investment in rental product does not include an additional $(4.4) million of cost for units received in the current period but not yet paid for, but does include $2.7 million of cost for units paid for in the current period but received in the prior period (see the Supplemental Cash Flow Information in Part I, Item 1. “Financial Statements (Unaudited)”). The investment in rental product was to support our rental product strategy. The majority of the investment in fixed and intangible assets was primarily related to machinery and equipment. The cash used in investing activities was partially offset by $11.8 million of proceeds from the sale of owned rental product and $1.6 million of proceeds from the liquidation of rental product.
For the six months ended July 31, 2024, net cash used in investing activities was $(12.7) million, primarily consisting of $(26.3) million of purchases of rental product incurred in the period and $(2.2) million of purchases of fixed and intangible assets. The investment in rental product did not include an additional $(0.9) million of cost for units received in the current period but not yet paid for, but did include $1.4 million of cost for units paid for in the current period but received in the prior period (see Supplemental Cash Flow Information in Part I, Item 1. “Financial Statements (Unaudited)”). The investment in rental product was to support our rental product strategy. The majority of the investment in fixed and intangible assets was primarily related to leasehold improvements. The cash used in investing activities was partially offset by $13.6 million of proceeds from the sale of owned rental products and $2.2 million of proceeds from the liquidation of rental product.
Net cash provided by (used in) financing activities.    During the six months ended July 31, 2025, net cash used in financing activities was $(1.4) million, consisting of other financing payments.
During the six months ended July 31, 2024, net cash used in financing activities was $(1.5) million, consisting of other financing payments.
Contractual Obligations and Commitments
In December 2023, we entered into the 2023 Amended Temasek Facility, which eliminated all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023, reduced the minimum liquidity maintenance covenant from $50 million to $30 million, and provided that we may not exceed mutually agreed upon quarterly and annual spend levels for rental product capital expenditures, fixed operating expenses and marketing expenditures during fiscal year 2024 and to-be-agreed levels for fiscal years 2025 and 2026. The quarterly and annual spend levels for rental product capital, fixed operating, and marketing expenditures for fiscal year 2025 were eliminated under the Fourteenth Amendment to the debt facility. As of July 31, 2025, we had approximately $343.9 million of total debt outstanding, none of which matures within the next 12 months. See “Note 7 — Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information. On August 20, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with its existing lender, CHS US Investments LLC, as part of a broader recapitalization intended to improve the Company’s capital structure, enhance financial flexibility, and extend debt maturities. See “Note 15 — Subsequent Events” in the Notes to the Condensed Consolidated Financial Statements for more information. See “Note 5 – Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements for our minimum fixed lease obligations under existing lease agreements as of July 31, 2025. See “Note 14 - Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for our minimum purchase commitments for technology services as of July 31, 2025.

Critical Accounting Estimates
Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our 2024 Annual Report on Form 10-K. In the six months ended July 31, 2025, there were no material changes to our critical accounting estimates from those discussed in our 2024 Annual Report on Form 10-K except as discussed below.

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

Given the Company’s stock price decline during the first and second quarters of fiscal year 2025 and fourth quarter of fiscal year 2024, the Company concluded a triggering event had occurred and performed an impairment analysis of its long-lived assets as of July 31, 2025 and January 31, 2025. Based on the quantitative assessments performed, undiscounted cash flows expected to be generated by the use and eventual disposition of the Company’s long-lived assets exceeded their carrying values and therefore no impairment was recognized for the six months ended July 31, 2025 and year ended January 31, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our quantitative and qualitative disclosures about market risk are described under the heading “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report on Form 10-K. In the three months ended July 31, 2025, there were no material changes to our quantitative and qualitative disclosures about market risk from those discussed in our 2024 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of July 31, 2025 because of the material weaknesses in our internal control over financial reporting described below.
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
Material Weaknesses in Internal Control Over Financial Reporting
We identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of July 31, 2025, these material weaknesses remain unremediated.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Risks Related to the Recapitalization Transactions

If our stockholders fail to approve the required proposals to consummate the Recapitalization Transactions, the Exchange Agreement will be terminated in accordance with its terms, we will not be able to enter into the New Credit Agreement, and we may default on our 2025 Amended Facility, which would have a material adverse effect on our business, financial condition and results of operations and our ability to continue to operate as a going concern.

We have incurred a substantial amount of indebtedness to fund our operations, which requires significant interest payments. As of July 31, 2025, we had $343.9 million in outstanding indebtedness under our 2025 Amended Facility that will mature in October 2026. We do not expect that our business will generate sufficient cash flow from operations to repay our indebtedness upon maturity or make other scheduled payments. Further, we are required to comply with various covenants under our 2025 Amended Facility, which we have amended from time to time with the cooperation of our Lender to ensure our continued compliance with such covenants. Any failure to repay our indebtedness, make scheduled payments or comply with the covenants under our 2025 Amended Facility would constitute an event of default.

We entered into the Exchange Agreement to enhance our financial position and financial flexibility by significantly reducing our existing indebtedness, improving our borrowing rate and extending the maturity of our remaining indebtedness. If our stockholders fail to approve the required proposals to consummate the Recapitalization Transactions (the “Required Proposals”) at a special meeting of stockholders, we will not be able to enter into the New Credit Agreement, impair our ability to continue as a going concern, and we may default under our 2025 Amended Facility. A default would allow our Lender to terminate its loan commitments, accelerate repayment of all obligations under the 2025 Amended Facility and foreclose its liens against substantially all of our assets and take possession and sell such assets to reduce any such obligations. As a result, a default would have a material adverse effect on our business, financial condition and results of operations and our ability to operate as a going concern, and we would likely be unable to avoid filing for bankruptcy protection or have an involuntary bankruptcy case filed against us. Further, if the Recapitalization Transactions are not completed, our currently outstanding debt obligations will mature on October 29, 2026, and as of October 29, 2025, these outstanding debt obligations would be classified as a current liability and we may be unable to continue as a going concern, which could have a material adverse effect on our business, financial condition and results of operations.

If the Required Proposals are approved, we will issue a significant number of Exchange Stock pursuant to the Exchange Transactions and the Rights Offering Backstop Agreement, which will result in immediate and substantial dilution to our stockholders.

Pursuant to the Exchange Agreement, our Lender would exchange $100 million of existing outstanding indebtedness owing to us under the 2025 Amended Facility on a dollar-for-dollar cashless basis for new term loans under the New Credit Agreement and contribute all outstanding indebtedness owed by us to Lender under the 2025 Amended Facility in excess thereof to us in exchange for newly issued shares of Class A common stock, equal to 86% of the number of shares of our total outstanding common stock as of the Closing (after giving effect to the Conversions, but before giving effect to the Rights Offering and the share reserve under the Amended Plan). Therefore, if our stockholders vote to approve the Required Proposals, they will experience immediate and substantial dilution upon the consummation of the Recapitalization Transactions.
Additionally, under the Exchange Agreement, we agreed to prepare and file with the SEC a registration statement on Form S-1 in connection with a $12,500,000 rights offering and entered into the Rights Offering Backstop Agreement, which permits the Investor Group to purchase all unsubscribed shares of the Class A common stock to be issued in connection with the Rights Offering at a price of $4.08 per share. If the Required Proposals are approved, we will issue all of the unsubscribed shares of Class A common stock offered in the Rights Offering to the Investor Group, and our stockholders could experience further significant and immediate dilution. In the event the Recapitalization Transactions close, as a result of our Lender’s substantial ownership of our capital stock, the Lender may be able to control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or our assets. This concentration of ownership may limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our common stock.

We will enter into the New Credit Agreement if the Required Proposals are approved, which includes covenants that could restrict our operations or our ability to pursue growth strategies and initiatives, and failure to comply with these covenants could have a material adverse effect on our business, financial condition and results of operations.

If the Required Proposals are approved, we will enter into the New Credit Agreement upon the consummation of the Recapitalization Transactions. The New Credit Agreement will amend and restate the 2025 Amended Facility and contain negative covenants that limit our ability to, among other things, incur additional indebtedness, pay dividends, redeem stock or make other distributions, amend our material agreements, make investments, create liens, make negative pledges, consolidate, merge, sell or other dispose of all or substantially all of our assets, and enter into certain transactions with affiliates. Our obligation to comply with such covenants could decrease our operating flexibility and our ability to achieve our operating objectives, which could have an adverse affect on our business, financial condition and results of operations.

Further, in the past we have sought waivers and/or concessions from our Lender to ensure our continued compliance with certain covenants under our 2025 Amended Facility, and we may in the future be unable to comply with the covenants under the New Credit Agreement. If we were unable to comply with our covenants and successfully negotiate with our Lender for a waiver or dispensation of such covenants under the New Credit Agreement, we would not be able to borrow under the New Credit Agreement and our Lender would have the right to terminate the loan commitments under the New Credit Agreement and accelerate repayment of all outstanding obligations, which would immediately due and payable. While our Lender has previously granted waivers or entered into amendments to the 2025 Amended Facility to avoid certain events of default, there can be no assurance that our Lender will be willing to do so in the future. In addition, the rights of the Investor Group under the New Credit Agreement are transferable and assignable, and any transferee may not be willing to grant such waivers or enter into such amendments, or have interests that align with us and our stockholders. Therefore, any failure to comply with our covenants and negotiate with our Lender could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business and Industry
If we are unable to drive future growth or manage our growth effectively, our brand, Company culture, and financial performance may suffer.

We must continue to drive revenue growth to be successful. To effectively drive growth, we must continue to enhance customer experience and attract and retain customers (particularly subscribers), iterate our subscription products, manage the interplay between our various offerings, invest in digital consumer innovation, expand our brand awareness and marketing, and upgrade our management information and reverse logistics systems and other processes. Our growth and growth strategies have in the past strained, and could in the future strain, our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing our broad employee base. Failure to scale and preserve our Company culture as we grow could also harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

Our growth strategy is focused on continuing to grow, engage, and retain our subscriber and customer base, expanding our brand partner relationships and product assortment, increasing our advertising and other marketing spending, and continuing to invest in our offerings and technology. The majority of our revenue is generated by our subscribers. Our base subscription plans range in price and customers can customize their subscription monthly by purchasing additional slots and shipments. Our subscriptions renew automatically on a monthly basis and subscribers may disable automatic renewal by canceling or pausing their subscription prior to the next month’s bill date. As a result, even though a significant number of subscribers have historically renewed their monthly subscription, there can be no assurance that we will be able to retain a significant portion of subscribers beyond the existing monthly subscription periods. In addition, any limitation or restriction imposed on our ability to bill our subscribers on a recurring basis, enforce our terms of service or collect data or deliver relevant promotions or media, whether due to new regulations or otherwise, may significantly lower our subscription retention rate. We also offer our customers the option to rent or buy items via our Reserve offering and Resale offering, respectively, which we believe is a strong competitive advantage but adds complexity to our business that we must effectively manage to drive growth. Our Subscription plans and offerings do not have demonstrably long track records of success and may not grow as much or as fast as we expect. For example, our active subscriber count decreased year over year in fiscal year 2024 and, although we are focused on growth initiatives, may continue to decline in the future. In addition, our number of active subscribers may be higher or lower than the number of our actual individual subscribers, because some active subscribers may have multiple accounts (such as for professional and personal purposes), or some may share their plans with other individuals. Although we anticipate an increase in our year-over-year revenue growth rate in fiscal year 2025, if our growth and/or growth rates do not meet expectations, the perception of our business, financial condition and results of operations by investors and our third-party service providers and brand partners may be adversely affected.
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

•how effectively we market and communicate how to use our Subscription, Reserve and Resale offerings, manage the interplay between our offerings, and attract and retain customers;
•our ability to expand and maintain an appealing depth and breadth of our products to meet customer demand and to merchandise it effectively;
•the price at which we offer our Subscription, Reserve and Resale offerings and our ability to optimize pricing;
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
We utilize promotional pricing to attract customers and subscribers who may have heightened price sensitivity and who may not be willing to pay full price for our offering when the promotion period expires. Our promotional strategy changes regularly and is subject to experimentation. For example, in the first half of 2025, we have provided a free membership month to certain new and lapsed customers, who may or may not continue their subscription when their free month expires. We expect that we will continue to adjust our promotional policies in response to our business objectives and market conditions. Our business performance may be adversely impacted if our promotional strategy is not effective at attracting and retaining customers.
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

If existing customers no longer find our offerings and products appealing, appropriately priced or easy to use, or if we are unable to provide high-quality support to customers to help them resolve issues in a timely and acceptable manner, they may stop using our offerings, we may experience negative publicity and word-of-mouth and other referrals may be hampered. For example, in August 2025 we implemented a price increase for our subscription plans. If our customers no longer perceive our subscription plans as appropriately priced and cancel or pause their subscriptions, our business and financial results could be harmed. We are focused on investing in our customer’s experience and delivering even more value to her, including by focusing on approximately doubling our rental product selection in fiscal year 2025 and emphasizing the value proposition of our offering in our marketing materials, among other initiatives; however these or other initiatives to retain customers may not be successful at improving customer satisfaction, subscriber retention and/or revenues and may require additional costs or lead to unanticipated consequences. Even if our existing customers continue to find our offerings and products appealing and our customer service satisfactory, they may decide to downgrade to a less frequent, lower cost subscription and/or rent fewer items due to price sensitivity and/or changing demand or other reasons. If customers downgrade their subscriptions or make fewer or lower priced rentals, our financial results could be negatively affected.
We have a history of losses, and we may be unable to achieve or sustain profitability.
We had a net loss of $(52.5) million and $(69.9) million for the six months ended July 31, 2025 and year ended January 31, 2025, respectively, and have in the past had net losses. As of July 31, 2025, we had an accumulated deficit of $(1,175.5) million. Further, for a variety of reasons, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to sustain or increase our profitability.
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
•enhance our current offerings and develop new offerings;
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

We have been focused on expanding our relationships with brand partners and continuing to develop our Exclusive Designs and Share by RTR arrangements, which are our more capital-efficient ways of acquiring rental product, particularly, in light of our 2025 inventory expansion strategy. For our Exclusive Designs, RTR traditionally has sourced the materials and relied upon third-party manufacturing partners to produce products; however, we have updated our Exclusive Designs model and, for fiscal year 2025, certain brands now source and manufacture the products themselves, which are exclusively available on our site for a period of time. This new Exclusive Designs approach is similar to the approach for Wholesale and Share by RTR items, for which we enter into contracts in advance of a particular season and brand partners frequently agree to incur costs related to sourcing and manufacturing products before we have paid for them, which requires the brand partners to continue to trust us. If we were viewed as less financially viable by our brand partners and/or their financing partners or factoring companies, we may receive less favorable terms and conditions from our brand partners, including requiring more upfront payments or other demonstrations of credit. The cash flow benefits we currently experience from our brand partners’ willingness to revenue share could be adversely affected if revenue share terms change or if brand partners no longer wish to revenue share due to lack of trust in us, lack of revenue earned in comparison to the projections we provided, or their inability to continue to spread their earnings out over the time period that the products are earning revenue on our website, among other reasons. For our Exclusive Design arrangements, we must continue to increase the number of brand partners with whom we work, design an assortment of styles that meet customer demand, maintain and enhance our third-party manufacturing capabilities and partner relationships and ensure the products manufactured meets brand partners’, customers’ and our quality standards. Our ability to obtain a sufficient selection or volume of products on a timely basis at competitive prices could suffer as a result of any deterioration or change in our partner relationships or events that adversely affect them and, in turn, could have a material adverse effect on our business.
We also procure and manufacture products outside of the United States. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, limitations in factory capacity, the imposition of additional import or trade restrictions, including legal or economic restrictions on overseas brand partners’ or manufacturers’ ability to produce and deliver products, increased custom duties and tariffs, unforeseen delays in customs, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, foreign government regulations, political instability and conflict, such as the war between Russia and Ukraine and conflict in the Middle East, and economic uncertainties in the countries from which we or our brand partners source our products. Future extended disruptions in travel may limit our ability to source products in-person, which may lead to suboptimal products and harm our business. For the next several quarters, we anticipate facing, and having to address challenges relating to, economic uncertainty and trends that may also impact our business operations, including transportation efficiencies. Additionally, oil supply disruptions related to the war between Russia and Ukraine have in the past led to, and could continue to lead to, increased fuel and shipping prices. Further, certain trade restrictions related to the Xinjiang region of China that impose a ban on virtually all imports from that region could affect the sourcing and availability of raw materials, such as cotton, used in the manufacturing of certain products and lead to our products and materials and those of our brand and/or manufacturing partners being held for inspection by the United States Customs & Border Patrol and delayed or rejected for entry, which could adversely impact the customer experience and our business. In addition, negative press or consumer sentiment about internationally sourced products may lead to reduced demand for our products. These and other issues affecting our international brand partners, manufacturers or internationally sourced products could have a material adverse effect on our business, financial condition, and results of operations.
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
Our industry is characterized by rapidly changing technology, new service and product introductions, and changing customer demands and preferences, and we are not able to predict the effect of these changes on our business. In addition, we believe that our future success depends, in part, on our ability to anticipate and respond effectively to new technology disruption and developments and keep pace more generally with technological changes and trends. These may include new software applications or related services based on artificial intelligence,, augmented reality, machine learning, or robotics or more generally evolving trends in e-commerce. For example, we continue to focus on improving the performance of our website and mobile application for our customers, including increasing reliability; however, our efforts may be unsuccessful. The technologies that we currently use to support our business platform are highly interconnected and complex (as discussed elsewhere in these risk factors) and may become inadequate or obsolete, and the cost of incorporating new technologies into our offerings and services may be substantial. In addition, any failure by us to adequately integrate technological developments in our approach to data management could harm our ability to leverage data, including customer data, collected through our technology and our systems, which could have a negative effect on our business. If we are unable to adequately utilize our data in support of our operations due technical or other limitations, our ability to drive leverage in operational efficiencies and to attract new customers and retain existing customers could be impaired. In addition, if we are unable to successfully leverage new technology to automate and otherwise enhance and drive efficiencies in our operations, our business, results of operations and financial condition could be harmed.
Our partners and customers may not be satisfied with our technological or other platform enhancements or new offerings or may perceive that these offerings do not respond to their needs or create value for them. Our customers may also be dissatisfied with the product mix we currently offer or will offer in the future.

Additionally, as we invest in and experiment with new offerings or changes to our platform, our partners and customers may find these changes to be disruptive and may perceive them negatively. For example, in fiscal year 2025, we plan to approximately double our rental product added on our site. We have also recently introduced enhanced features such as a new rewards program and personalized home page. These new offerings and updates do not have demonstrably long track records of success for us and could result in higher costs, not meet our expectations and goals, and/or have other unforeseen impacts on the business. In addition, developing new offerings and services is complex, and the timetable for their public launch is difficult to predict and may vary from our expectations. As a result, the introduction of new offerings may occur after anticipated release dates, or they may be introduced as pilot programs, which may not be continued for various reasons. In addition, new offerings may not be successful due to defects or errors, negative publicity, or our failure to market them effectively. New offerings may not drive revenue growth, customer acquisition or retention, may require substantial investment and planning, and may bring us more directly into competition with companies that are better established or have greater resources than we do. If we do not continue to cost-effectively develop new offerings that satisfy our brand partners and customers, then our competitive position and growth prospects may be harmed. In addition, changes to subscription plans or new offerings may have lower margins than we anticipate or than existing offerings, and our revenue from new offerings may not be enough to offset the cost of developing and maintaining them, which could adversely affect our business, financial performance, and growth. Finally, the success of our technology and product initiatives overall depends upon our engineering and product teams and leadership, which have experienced recent transition and may continue to experience transition in the future. If our team building efforts or engineering and product strategies and plans are not successful or are not executed successfully, our growth may decline and we may not achieve our profitability goals.
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

Our brand and manufacturing partners may increase their pricing if raw materials, labor, or other costs become more expensive or subject to other pricing pressures. The inputs used to manufacture products are subject to availability constraints and price volatility. In addition, our brand partners may pass the increase in sourcing costs to us through price increases, thereby impacting our margins. For example, if manufacturers increase their costs, our Exclusive Designs may not be as cost-effective for us or our brand partners to produce, which could negatively impact our ability to meet our financial goals. The fabrics used in our products are made of raw materials including petroleum-based products and cotton. Significant price fluctuations or shortages in petroleum, cotton, or other raw materials could significantly increase our cost of revenue and the cost associated with procuring products via Exclusive Designs. Moreover, in the event of a significant disruption in the price or supply of the fabrics or raw materials used in the manufacture of the products we offer, such as due to changes in global trade policies, tariffs and other measures that could restrict international trade or due to restrictions on Xinjiang cotton, we and/or our partners might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. In particular, there is significant uncertainty about the future relationship between the United States and other countries with respect to global trade policies, tariffs and treatises. The United States has imposed significant new tariffs on China related to the importation of certain product categories, and other countries may change their business and trade policies in anticipation of or in response to the United States’s increased import tariffs and other changes in U.S. trade policies already enacted or that may be enacted in the future. Disruptions in the supply chain due to a variety of macroeconomic factors and the recent inflationary environment have increased raw material costs, impacted pricing of our products, and caused shipping delays. In addition to the general uncertainty and overall risk from changes in global trade policies, tariffs, treatises and supply chains, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to such changes. For example, to respond to inflationary and tariff pressures, in August 2025, we implemented increased prices for our subscription plans, which may negatively impact customer perception and/or retention. Any future developments of these issues, or the perception regarding such developments, could increase the costs associated with procuring our rental products, negatively impact our brand partners’ business operations which could in turn negatively impact us, reduce the supply of materials used in the design and manufacture of our rental products; and negatively impact customer demand for our products, any of which could have a material adverse effect on our business, financial condition and results of operation.
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
As of July 31, 2025, we had $343.9 million aggregate principal amount of borrowings under a credit facility with CHS (US) Management LLC (as successor in interest to Double Helix Pte Ltd. as administrative agent for Temasek Holdings (as subsequently amended, the “2023 Amended Temasek Facility”). In March 2025, all of the rights and obligations under the 2025 Amended Facility previously held by Double Helix Pte Ltd were assigned to CHS US Investments LLC, an entity under common Control (as defined in the 2025 Amended Facility) with Temasek Holdings (Private) Limited, pursuant to an assignment agreement executed in accordance with the credit facility. If we are unable to successfully restructure our long-term debt, our liquidity, results of operations, cash flows, and financial condition may be materially adversely impacted. See Risks Related to the Recapitalization Transactions, Note 7 — Long-Term Debt and Note 15 — Subsequent Events in the Notes to the Condensed Consolidated Financial Statements for more information on our indebtedness and the pending Recapitalization Transactions.

Our ability to make interest and principal payments and to fund our planned capital expenditures will depend on our ability to generate cash flows. Our ability to generate cash flows is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising or continuously high interest rates. To the extent we are impacted by macroeconomic trends, or other factors, including, but not limited to, lower demand for our business, increased rental product spend or tariffs, we plan to reduce fixed and variable costs accordingly and has established plans to preserve existing cash liquidity, which includes additional reductions to labor, operating expenses, and/or capital expenditures. However, these actions will not provide sufficient incremental liquidity to fund our debt service obligations when they become current. If our cash flows, capital resources and any measures to reduce fixed and variable costs are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot provide assurance that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. If we need to generate additional levels of cash to service our indebtedness or meet our covenant obligations, we may need to undertake additional cost-cutting measures. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See Note 7 —Long-Term Debt and Note 15 — Subsequent Events in the Notes to the Condensed Consolidated Financial Statements for more information on our indebtedness and the pending Recapitalization Transactions.
Our 2025 Amended Facility contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our business, financial condition and results of operations.

The terms of our 2025 Amended Facility include a number of covenants that limit our ability to (subject to negotiated exceptions), among other things, incur additional indebtedness, incur liens on assets, enter into agreements related to mergers and acquisitions, dispose of assets or pay dividends and make distributions. Additionally, the 2025 Amended Facility includes a minimum liquidity maintenance covenant. These and other restrictions may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies which are not subject to such restrictions. See Risks Related to the Recapitalization Transactions, Note 7 —Long-Term Debt and Note 15 — Subsequent Events in the Notes to the Condensed Consolidated Financial Statements for more information on our indebtedness and the pending Recapitalization Transactions.
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
We identified material weaknesses in our internal control over financial reporting, as described below. As of July 31, 2025, these material weaknesses remain unremediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, environmental regulations, and other matters that could adversely affect our business operations and financial condition. For example, on November 14, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the Eastern District of New York against the Company, certain of its officers and directors, and the underwriters of its IPO, entitled Rajat Sharma v. Rent the Runway, Inc., et al. The complaint, which has since been amended, alleges that we violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements, and by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory damages, attorneys’ fees and costs and such other relief as deemed just and proper by the court. See Note 14 — Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements for more details about the class action and other matters.

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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Because of the twenty-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a significant percentage of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the date of automatic conversion described below, when all outstanding shares of Class B common stock and Class A common stock will convert automatically into shares of a single class of common stock. In addition, we and certain stockholders, including our Co-Founder, Chair, CEO and President, Jennifer Y. Hyman, entered into a stockholders’ agreement in connection with our IPO with respect to the election of directors.

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
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. In addition, each share of Class B common stock will convert into one share of Class A common stock in connection with the Exchange Agreement. See Note 15 — “Subsequent Events” in the Notes to the Condensed Consolidated Financial Statements for more information about the conversion of our Class B common stock in connection with the Recapitalization Transactions. Further, each share of Class B common stock will automatically convert into one share of Class A common stock upon the date that is the earlier of (i) the transfer of such share to a person that is not in the same Permitted Ownership Group (as defined in our Amended and Restated Certificate of Incorporation (“Amended Charter”)) as such Permitted Class B Holder (as defined in the Amended Charter), (ii) November 1, 2028, or (iii) with respect to any shares held by any person in our Co-Founder’s Permitted Ownership Group, (A) such time as a Co-Founder is removed or resigns from the Board of Directors, or otherwise ceases to serve as a director on the Board of Directors, (B) such time as a Co-Founder ceases to be either an employee, officer or consultant, or (C) the date that is 12 months after the death or disability of a Co-Founder.

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
•the Recapitalization Transactions;
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
Our management has broad discretion, subject to our 2025 Amended Facility and the Exchange Agreement, in the application of our cash resources, which may include working capital, to fund growth and for other general corporate purposes. We may also use a portion of our cash resources to acquire or make investments in businesses, products, offerings, and technologies. We may also spend or invest these proceeds in a way with which our stockholders disagree. The failure by our management to apply these funds effectively could adversely affect our ability to pursue our growth strategies and expand our business. Pending their use, we may invest these funds in a way that does not produce income or that loses value.
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
See Risks Related to the Recapitalization Transactions and Note 15 — Subsequent Events in the Notes to the Condensed Consolidated Financial Statements for more information on the pending Recapitalization Transactions, including the anticipated sale and issuance of our common stock.
Generally, the sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
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

Item 2. Unregistered Sales Of Equity Securities and Use Of Proceeds
Unregistered Sales of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Not applicable.

Item 6. Exhibits
(a)Exhibits.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing date

3.1	Amended & Restated Certificate of Incorporation	8-K	001-40958	3.1	10/29/2021

3.2	Certificate of Amendment to Twelfth Amended & Restated Certificate of Incorporation	8-K	001-40958	3.1	04/02/2024

3.3	Amended & Restated Bylaws	8-K	001-40958	3.2	10/29/2021

10.1	Amendment No. 1 to Rent the Runway, Inc. Transaction Bonus Plan					*
10.2	Amendment No. 2 to Rent the Runway, Inc. Transaction Bonus Plan	8-K	001-40958	10.5	8/21/2025
10.3	Twelfth Amendment to the Credit Agreement, dated as May 29, 2025, by and among the Company, the lenders from time to time party thereto and CHS (US) Management LLC, as administrative agent					*
10.4	Thirteenth Amendment to the Credit Agreement, dated as of July 31, 2025, by and among the Company, the lenders from time to time party thereto and CHS (US) Management LLC, as administrative agent					*
10.5	Fourteenth Amendment to the Credit Agreement, dated as of August 20, 2025, by and among the Company, the lenders from time to time party thereto and CHS (US) Management LLC, as administrative agent	8-K	001-40958	10.4	8/21/2025
10.6	Exchange Agreement, dated August 20, 2025, by and between the Company and CHS US Investments LLC	8-K	001-40958	10.1	8/21/2025
10.7	Investor Rights Agreement, dated August 20, 2025, by and among the Company, CHS US Investments LLC, Gateway Runway, LLC, S3 RR Aggregator, LLC and entities affiliated with Jennifer Hyman	8-K	001-40958	10.2	8/21/2025
10.8	Rights Offering Backstop Agreement, dated August 20, 2025, by and among the Company and CHS US Investments LLC, Gateway Runway, LLC and S3 RR Aggregator, LLC	8-K	001-40958	10.3	8/21/2025
10.9	Non-Employee Director Compensation Program					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENT THE RUNWAY, INC.

Date: September 12, 2025	By:	/s/ Siddharth Thacker
Siddharth Thacker
Chief Financial Officer
(Principal Financial and Accounting Officer)