Form 10-Q
period 2025-10-31
Rent the Runway, Inc.
filed 2025-12-12
CIK 1468327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No ☒
The registrant had outstanding 33,390,904 shares of Class A common stock and 0 shares of Class B common stock as of December 5, 2025.

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
•We may fail to realize all of the anticipated benefits of the Recapitalization Transactions, or those benefits may be short-lived or insufficient for our future needs.
•Failure to manage our Board transition and related changes could materially adversely affect our business.
•In connection with the Recapitalization Transactions, we entered into a new credit agreement, which includes covenants that could restrict our operations or our ability to pursue growth strategies and initiatives, and failure to comply with these covenants could have a material adverse effect on our business, financial condition and results of operations.
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
•We are currently noncompliant with Nasdaq Marketplace Rule 5605(c)(2)(A), which requires listed companies to have at least three audit committee members.
•Our share price may be volatile, and investors may be unable to sell their shares at or above the price they purchased them.
•The COVID-19 pandemic had a material adverse impact on our business. Other future pandemics or public health crises may have a similar adverse impact on our business.
If we are unable to adequately address these and other risks we face, our business may be harmed.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aims,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding the anticipated benefits of the Recapitalization Transactions and the Rights Offering, our future results of operations and financial position, industry and business trends, share-based compensation, business strategy and initiatives, including rental product depth and availability initiatives, sustainability initiatives, business plans, promotional and marketing strategy, impacts from our cost-savings initiatives, anticipated future expenditures, product acquisition expectations, compliance with our debt covenants, market growth and our objectives for future operations.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report for the quarter ended October 31, 2025. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

Part I - Financial Information
Item 1. Financial Statements

Page
Condensed Consolidated Balance Sheets - Unaudited as of October 31, 2025 and Audited as of January 31, 2025	5
Condensed Consolidated Statements of Operations - Unaudited for the three and nine months ended October 31, 2025 and 2024	6
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) - Unaudited for the three and nine months ended October 31, 2025 and 2024	7
Condensed Consolidated Statements of Cash Flows - Unaudited for the nine months ended October 31, 2025 and 2024	9
Notes to Condensed Consolidated Financial Statements
1. Business	11
2. Summary of Significant Accounting Policies	11
3. Liquidity	16
4. Recapitalization Transactions	17
5. Restructuring and Related Charges	20
6. Leases - Lessee Accounting	20
7. Rental Product, Net	21
8. Long-Term Debt	21
9. Income Taxes	24
10. Accrued Expenses and Other Current Liabilities	24
11. Fair Value Measurements	25
12. Stockholders’ Equity	25
13. Share-based Compensation Plans	26
14. Net Income (Loss) per Share Attributable to Common Stockholders	29
15. Related Party Transactions	30
16. Commitments and Contingencies	30

RENT THE RUNWAY, INC. Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts, unaudited)

	October 31,	January 31,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$50.7	$77.4
Restricted cash, current	4.5	4.7
Prepaid expenses and other current assets	11.5	11.8
Total current assets	66.7	93.9
Restricted cash	4.2	4.4
Rental product, net	94.9	73.3
Fixed assets, net	24.0	28.3
Intangible assets, net	2.3	2.4
Operating lease right-of-use assets	30.0	32.1
Other assets	8.9	5.6
Total assets	$231.0	$240.0
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$12.6	$6.2
Accrued expenses and other current liabilities	31.7	20.3
Deferred revenue	12.9	10.2
Customer credit liabilities	6.0	6.0
Operating lease liabilities	5.4	4.7
Total current liabilities	68.6	47.4
Long-term debt, net	159.1	333.7
Operating lease liabilities	37.0	41.0
Other liabilities	1.4	0.4
Total liabilities	266.1	422.5
Commitments and Contingencies (Note 16)
Stockholders’ equity (deficit)
Class A common stock, $0.001 par value; 300,000,000 shares authorized as of October 31, 2025 and January 31, 2025; 33,367,134 and 3,761,469 shares issued and outstanding as of October 31, 2025 and January 31, 2025, respectively	—	—
Class B common stock, $0.001 par value; 50,000,000 shares authorized as of October 31, 2025 and January 31, 2025; 0 and 155,463 shares issued and outstanding as of October 31, 2025 and January 31, 2025, respectively	—	—
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of October 31, 2025 and January 31, 2025; 0 shares issued and outstanding as of October 31, 2025 and January 31, 2025	—	—
Additional paid-in capital	1,063.9	940.5
Accumulated deficit	(1,099.0)	(1,123.0)
Total stockholders’ equity (deficit)	(35.1)	(182.5)
Total liabilities and stockholders’ equity (deficit)	$231.0	$240.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Operations
(In millions, except share and per share amounts, unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue:
Subscription and Reserve rental revenue	$77.0	$66.3	$208.2	$200.9
Other revenue	10.6	9.6	29.9	28.9
Total revenue, net	87.6	75.9	238.1	229.8
Costs and expenses:
Fulfillment	24.0	21.4	66.9	62.6
Technology	10.5	8.7	29.9	27.0
Marketing	6.4	7.1	22.4	23.9
General and administrative	22.7	21.2	68.0	66.2
Rental product depreciation and revenue share	37.7	28.2	99.1	80.1
Other depreciation and amortization	2.5	3.0	7.8	9.6
Restructuring charges	—	—	—	0.2
Total costs and expenses	103.8	89.6	294.1	269.6
Operating loss	(16.2)	(13.7)	(56.0)	(39.8)
Gain on Debt Restructuring	96.3	—	96.3	—
Interest income / (expense), net	(7.0)	(6.1)	(20.2)	(17.7)
Other income / (expense), net	3.4	0.9	4.1	1.1
Net income (loss) before income tax benefit / (expense)	76.5	(18.9)	24.2	(56.4)
Income tax benefit / (expense)	—	—	(0.2)	(0.1)
Net income (loss)	$76.5	$(18.9)	$24.0	$(56.5)
Net income (loss) per share attributable to common stockholders, basic	$13.69	$(4.70)	$5.14	$(14.39)
Net income (loss) per share attributable to common stockholders, diluted	$13.65	$(4.70)	$5.10	$(14.39)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	5,586,257	4,017,222	4,669,517	3,925,414
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	5,602,571	4,017,222	4,702,107	3,925,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of July 31, 2025	4,054,758	$—	$943.4	$(1,175.5)	$(232.1)
Stock issued under stock incentive plan	73,458	—	—	—	—
Stock issued related to debt-for-equity exchange, net of issuance costs	26,175,193	—	107.5	—	107.5
Stock issued related to the rights offering, net of issuance costs	3,063,725	—	12.1	—	12.1
Share-based compensation expense	—	—	0.9	—	0.9
Net income	—	—	—	76.5	76.5
Balances as of October 31, 2025	33,367,134	$—	$1,063.9	$(1,099.0)	$(35.1)

Balances as of July 31, 2024	3,760,860	$—	$936.2	$(1,090.7)	$(154.5)
Stock issued under stock incentive plan	79,416	—	—	—	—
Share-based compensation expense	—	—	2.2	—	2.2
Net loss	—	—	—	(18.9)	(18.9)
Balances as of October 31, 2024	3,840,276	$—	$938.4	$(1,109.6)	$(171.2)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of January 31, 2025	3,916,932	$—	$940.5	$(1,123.0)	$(182.5)
Stock issued under stock incentive plan	211,284	—	—	—	—
Stock issued related to debt-for-equity exchange, net of issuance costs	26,175,193	—	107.5	—	107.5
Stock issued related to the rights offering, net of issuance costs	3,063,725	—	12.1	—	12.1
Share-based compensation expense	—	—	3.8	—	3.8
Net income	—	—	—	24.0	24.0
Balances as of October 31, 2025	33,367,134	$—	$1,063.9	$(1,099.0)	$(35.1)

Balances as of January 31, 2024	3,545,515	$—	$930.8	$(1,053.1)	$(122.3)
Stock issued under stock incentive plan	294,761	—	—	—	—
Share-based compensation expense	—	—	7.6	—	7.6
Net loss	—	—	—	(56.5)	(56.5)
Balances as of October 31, 2024	3,840,276	$—	$938.4	$(1,109.6)	$(171.2)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Nine Months Ended October 31,
	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$24.0	$(56.5)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Rental product depreciation and write-offs	32.9	35.5
Write-off of rental product sold	11.7	12.1
Other depreciation and amortization	7.8	9.6
Loss from write-off of fixed and intangible assets and lease termination	—	0.2
Proceeds from rental product sold	(19.7)	(20.1)
(Gain) / loss from liquidation of rental product	(0.4)	0.6
Gain on Debt Restructuring	(96.3)	—
Accrual of paid-in-kind interest	22.2	—
Amortization of debt discount	(0.8)	20.0
Share-based compensation expense	3.8	7.6
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	0.3	3.3
Operating lease right-of-use assets	2.1	2.0
Other assets	(3.3)	(1.1)
Accounts payable, accrued expenses and other current liabilities	12.0	0.2
Deferred revenue and customer credit liabilities	2.7	0.7
Operating lease liabilities	(3.3)	(2.4)
Other liabilities	0.7	(0.2)
Net cash (used in) provided by operating activities	(3.6)	11.5
INVESTING ACTIVITIES
Purchases of rental product	(61.9)	(41.4)
Proceeds from liquidation of rental product	2.2	3.4
Proceeds from sale of rental product	19.7	20.1
Purchases of fixed and intangible assets	(2.9)	(2.9)
Net cash (used in) provided by investing activities	(42.9)	(20.8)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	12.5	—
Proceeds from long-term debt	20.0	—
Debt restructuring costs paid	(11.6)	—
Deferred financing costs paid	(0.4)	—
Deferred equity issuance costs paid	(0.2)	—
Proceeds from short-term financing agreements	1.1	—
Other financing payments	(2.0)	(1.6)
Net cash (used in) provided by financing activities	19.4	(1.6)
Net (decrease) increase in cash and cash equivalents and restricted cash	(27.1)	(10.9)
Cash and cash equivalents and restricted cash at beginning of period	86.5	94.0
Cash and cash equivalents and restricted cash at end of period	$59.4	$83.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Nine Months Ended October 31,
	2025	2024
Reconciliation of Cash and Cash Equivalents and Restricted Cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$50.7	$74.1
Restricted cash, current	4.5	4.6
Restricted cash, noncurrent	4.2	4.4
Total cash and cash equivalents and restricted cash	$59.4	$83.1

Supplemental Cash Flow Information:
Cash payments (receipts) for:
Fixed operating lease payments, net	$8.6	$8.2
Fixed assets and intangibles received in the prior period	—	0.3
Rental product received in the prior period	2.7	1.4
Non-cash financing and investing activities:
Financing lease right-of-use asset amortization	$0.2	$0.4
ROU assets obtained in exchange for lease liabilities	0.4	—
Adjustments to ROU assets or lease liabilities due to modification or other reassessment events to operating and finance leases	0.1	—
Purchases of fixed assets and intangibles not yet settled	0.1	0.1
Purchases of rental product not yet settled	8.8	6.7
Debt and rights offering costs not yet settled	0.4	—
Change in common stock related to debt restructuring	107.6	—
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
The unaudited interim condensed consolidated financial statements and related disclosures have been prepared by management on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary for a fair statement of the results for the interim periods presented. For the three and nine months ended October 31, 2025 and 2024, comprehensive loss is equal to net income (loss) as the Company had no items of other comprehensive loss in these periods.
The results for the three and nine months ended October 31, 2025 are not necessarily indicative of the operating results expected for the year ending January 31, 2026 or any future period. The condensed consolidated balance sheet as of January 31, 2025 is derived from the audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended January 31, 2025, which can be found in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025.
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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The key measure of segment profit or loss that the CODM uses to make operating decisions, allocate resources, and evaluate financial performance is the Company’s net income (loss) as reported in the Company’s condensed consolidated statements of operations.

Significant expenses within net income (loss) include fulfillment, technology, marketing, and general and administrative expenses, rental product depreciation and revenue share, and other depreciation and amortization. These operating expenses are each separately presented in the condensed consolidated statements of operations. Other segment items within net income (loss) include a Gain on Debt Restructuring, interest income (expense), net, other income (expense), net and income tax benefit (expense). The CODM evaluates financial performance by comparing consolidated expenses against the budget and forecasted expenses to inform decision-making.

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
As of October 31, 2025, the effects of the macroeconomic environment on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
Concentrations of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash investments with high credit quality financial institutions. The Company believes no significant credit risk exists with respect to these financial instruments.
No single customer accounted for more than 5% of the Company’s revenue during the three or nine months ended October 31, 2025 and 2024.
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
Once it is no longer considered rentable, rental product in a sellable condition is classified as held for sale and written down to salvage value. The value of rental product held for sale as of October 31, 2025 and January 31, 2025 was $2.3 million and $2.0 million, respectively. The accelerated depreciation related to rental product held for sale was $1.5 million and $1.8 million for the three months ended October 31, 2025 and 2024, respectively, and $4.5 million and $4.2 million for the nine months ended October 31, 2025 and 2024, respectively. The accelerated depreciation is presented on the condensed consolidated statements of operations within Rental product depreciation and revenue share.
When rental product is liquidated, the Company records the gain or loss calculated as proceeds, net of the remaining salvage value and costs to sell, within general and administrative expenses on the condensed consolidated statement of operations. The gain or loss from the liquidation of rental product is included as an adjustment to reconcile net income (loss) to net cash used by operating activities in the condensed consolidated statements of cash flows.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The purchases of rental product as well as the proceeds from the sale and liquidation of rental product are classified as cash flows from investing activities on the condensed consolidated statements of cash flows because the predominant activity of the rental product purchased is to generate rental revenue and such classification is consistent with the classification of long-term asset activity. Proceeds from the sale of rental product were $19.7 million and $20.1 million for the nine months ended October 31, 2025 and 2024, respectively. Proceeds from the liquidation of rental product were $2.2 million and $3.4 million for the nine months ended October 31, 2025 and 2024, respectively.
Revenue Recognition
Subscription and a-la-carte rental fees (“Subscription and Reserve rental revenue”) are recognized in accordance with Leases, Topic 842 (“ASC 842”). Other revenue, primarily related to the sale of rental product, is recognized under Revenue from Contracts with Customers, Topic 606 (“ASC 606”) at the date of delivery of the product to the customer. Other revenue represented 12% and 13% of total revenue for the three months ended October 31, 2025 and 2024, respectively, and 13% and 13% of total revenue for the nine months ended October 31, 2025 and 2024, respectively. Sales of rental product to customers within Other revenue represented 11% and 12% of total revenue for the three and nine months ended October 31, 2025, respectively.
Revenue is presented net of promotional discounts, customer credits and refunds. Promotional discounts are recognized in accordance with either ASC 842 or ASC 606, based on the guidance applied to the rental fees or product sales to which the promotional discounts are related. Revenue is presented net of taxes that are collected from customers and remitted to governmental authorities.
The Company issued gift cards during the nine months ended October 31, 2025 and the year ended January 31, 2025. The new gift cards issued were immaterial to the Company’s condensed consolidated financial statements. During the year ended January 31, 2024, the Company did not issue any new gift cards but customers were able to redeem gift cards sold in previous years. The Company recognizes a liability at the time a gift card or customer credit is issued. Upon redemption of the gift card or credit, revenue is recognized in line with the customer’s rental or item purchase. The Company’s gift card liability is presented within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets and the Company’s customer credit liability is presented on the Condensed Consolidated Balance Sheets. During the three months ended October 31, 2025 and 2024, $0.4 million and $0.4 million of credits included in the customer credit liability as of July 31, 2025 and 2024, respectively, were redeemed. During the nine months ended October 31, 2025 and 2024, $0.8 million and $1.0 million of credits included in the customer credit liability as of January 31, 2025 and 2024, respectively, were redeemed. Gift cards and customer credits do not have expiration dates. Over time, a portion of these instruments is not redeemed. The Company recognizes breakage income related to these instruments based on the redemption pattern method. The Company continues to maintain the full liability for the unredeemed portion of the gift cards and credits when the Company has any legal obligation to remit such credits to government authorities in relevant jurisdictions.
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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The Company accrues for credits and refunds issued subsequent to the balance sheet date that relate to rentals prior to the balance sheet date. These amounts were not material as of October 31, 2025 and January 31, 2025.
Other Revenue
Other revenue consists primarily of revenue from the sale of rental product. The Company recognizes revenue from the sale of rental product in accordance with ASC 606. Sale of rental product occurs when a customer purchases rental product at a discounted price, calculated as a percentage of retail value. Payment is due upon order confirmation and there is no financing component. The single performance obligation associated with rental product sales is generally satisfied upon delivery of the rental product to the customer. The Company does not have any material contractual receivables, assets or liabilities with respect to other revenue as of October 31, 2025 and January 31, 2025.
From time to time, other revenue may include revenue generated from pilots and other growth initiatives which may cause quarterly fluctuations in the Other revenue line.
Share-Based Compensation
The Company recognizes all employee share-based compensation as an expense in the condensed consolidated financial statements. Equity classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service period of the award. Determining the fair value of options at the grant date requires judgment, including the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividend yield. The fair value of common stock is based on the closing price of the common stock on the date of grant as reported on Nasdaq. Upon grant of awards, the Company also estimates an amount of forfeitures that will occur prior to vesting. There were no stock options granted during the three and nine months ended October 31, 2025 and 2024.

The Company has granted two types of restricted stock units (“RSUs”).RSUs denominated in shares of Class A common stock and RSUs denominated in shares of Class B common stock. The Company has granted RSUs which vest upon satisfaction of time-based service conditions. The Company records share-based compensation expense for these RSUs on a straight-line basis over the requisite service period. See “Note 13 — Share-based Compensation Plans” for a description of the accounting for share-based awards.

Interest Income and Expense
Interest income and expense consist primarily of interest on the Company’s debt facility, debt discount amortization, and financing lease interest expense offset by interest income earned. The Company recognized interest and debt discount amortization expense of $7.3 million and $6.9 million during the three months ended October 31, 2025 and 2024, respectively, and $21.5 million and $20.1 million during the nine months ended October 31, 2025 and 2024, respectively.

Interim Impairment Evaluation
During the nine months ended October 31, 2025 and year ended January 31, 2025, the Company concluded a triggering event had occurred during the first three quarters of fiscal year 2025 and the fourth quarter of fiscal year 2024 due to a decline in the Company’s stock price. As of October 31, 2025 and year ended January 31, 2025, the Company performed a quantitative assessment and concluded the undiscounted cash flows expected to be generated by the use and/or eventual disposition of the Company’s long-lived assets exceeded their carrying values. Therefore, no impairment was recognized for the nine months ended October 31, 2025 and year ended January 31, 2025.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Recently Issued and Adopted Accounting Pronouncements
Recently Issued Accounting Pronouncements
Intangibles—Goodwill and Other—Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments modernize the accounting for software costs accounted for under ASC 350-40. The amendments remove all references to software development stages and require entities to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the intended function. This standard is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. The amendments are to be applied retrospectively, prospectively, or a modified transition approach may be used based on the status of the project and whether software costs were capitalized before the date of adoption. The Company is currently evaluating the impact that the adoption of this standard will have on the consolidated financial statements.
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
3.Liquidity
The Company has experienced year-over-year revenue growth during the three and nine months ended October 31, 2025. The Company recognized net income from operations of $76.5 million and $24.0 million for the three and nine months ended October 31, 2025, respectively, due to the recognition of a Gain on Debt Restructuring of $96.3 million during the three months ended October 31, 2025. Prior to the third quarter of fiscal year 2025, the Company incurred significant recurring net losses since inception and has an accumulated deficit of $(1,099.0) million as of October 31, 2025. The Company has historically relied on debt and equity financing to fund its operations. The Company’s cash flows (used in) from operations for the nine months ended October 31, 2025 were $(3.6) million compared to $11.5 million for the nine months ended October 31, 2024. Cash out flows from investing activities for the nine months ended October 31, 2025 were $(42.9) million compared to $(20.8) million for the nine months ended October 31, 2024. As of October 31, 2025, the Company held cash and cash equivalents of $50.7 million and long-term debt of $159.1 million with a maturity date in October 2029.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The Company experienced year-over-year revenue growth and a reduction in net losses in fiscal years 2024 and 2023 and significantly reduced its cash outflows from operations plus cash outflows generated (used) in investing during the year ended January 31, 2025. Excluding the Gain on Debt Restructuring discussed above, the Company experienced an increase in net loss during the three and nine months ended October 31, 2025 as compared to the three and nine months ended October 31, 2024. The Company also experienced an increase in cash outflows as measured by cash flows from operations plus cash flows generated (used) in investing during the nine months ended October 31, 2025 as compared to the nine months ended October 31, 2024 due to a strategic, intentional increase in its investment in rental product and unit purchases for fiscal year 2025. To the extent the Company is impacted by macroeconomic trends, or other factors, including, but not limited to, lower demand for our business, increased rental product spend, or tariffs, the Company plans to preserve liquidity by reducing fixed and variable costs, which may include additional reductions to labor, operating expenses, and/or capital expenditures. However, these actions may not provide sufficient incremental liquidity to fund the Company’s long-term obligations.

On August 20, 2025, concurrent with the Company’s entry into the Exchange Agreement (as defined below), the Company entered into a Fourteenth Amendment to the Credit Agreement with CHS (US) Management LLC, as administrative agent, and CHS US Investments LLC, as lender (the “Fourteenth Amendment”) (the 2023 Amended Temasek Facility, as amended by the Eleventh Amendment, Twelfth Amendment, Thirteenth Amendment and Fourteenth Amendment, the “2025 Amended Facility”). The Fourteenth Amendment provided that, among other things, (i) interest that would otherwise be payable in cash will be capitalized, (ii) the liquidity financial covenant level will temporarily be reduced from $30 million to $15 million until the closing of the transactions contemplated by the Recapitalization Transactions (as defined below), and (iii) the spend levels for fiscal year 2025 are eliminated.

On October 28, 2025, the Company completed the previously announced Recapitalization Transactions to enhance the Company’s financial position and flexibility by significantly reducing its existing indebtedness, improving its borrowing rate and extending the maturity of its remaining indebtedness. Under the terms of the Recapitalization Transactions, the Company entered into the New Credit Agreement (as defined below). The Company’s lender exchanged $100 million of existing outstanding indebtedness on a dollar-for-dollar cashless basis for new term loans and exchanged the remaining indebtedness for 26,175,193 newly issued shares of the Company’s Class A Common Stock. The Company also received an additional $20 million of new term loans excluding direct costs related to the transactions, resulting in an aggregate principal amount of $120 million. The Company also received $12.5 million in proceeds from a concurrent Rights Offering (as defined below). Additionally, the Company’s minimum liquidity maintenance covenant was also reduced from $30 million to $15 million until February 20, 2027. See “Note 4 - Recapitalization Transactions” for additional information. The Company believes that it will have sufficient liquidity from cash on-hand and future operations to sustain its business operations, to satisfy its debt service obligations, and to comply with its debt covenants for at least the next twelve months from the date these financial statements are issued.

4.Recapitalization Transactions
On October 28, 2025, the Company completed the previously announced recapitalization transactions to enhance the Company’s financial position and financial flexibility by significantly reducing its existing indebtedness, improving its borrowing rate and extending the maturity of its remaining indebtedness (the “Recapitalization Transactions”).
Upon the closing of the Recapitalization Transactions, the Company entered into an amended and restated credit agreement, dated as of October 28, 2025 (the “New Credit Agreement”), by and among the Company, as borrower, CHS (US) Management LLC, as administrative agent (the “Agent”), and CHS US Investments LLC (“Lender”), Gateway Runway, LLC (“Nexus”) and S3 RR Aggregator, LLC, as lenders (“STORY3” and, collectively with Lender and Nexus, the “Investor Group”).

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
On October 28, 2025, Lender exchanged $100 million of existing outstanding indebtedness owing to Lender under the Company’s credit agreement, dated as of July 23, 2018 (the “Existing Credit Agreement”), by and among the Company, as borrower, the lenders from time to time party thereto and the Agent (as successor-in-interest to Double Helix Pte Ltd.), on a dollar-for-dollar cashless basis for new term loans under the New Credit Agreement. Lender contributed the remaining indebtedness owing to Lender under the Existing Credit Agreement to the Company in exchange for 26,175,193 newly issued shares of the Company’s Class A Common Stock, par value $0.001 per share (the “Class A Common Stock”), and the Existing Credit Agreement was amended and restated. The Investor Group also provided an additional $20 million of new term loans under the New Credit Agreement, resulting in a total aggregate principal amount of $120 million as of the closing of the Recapitalization Transactions.
The New Credit Agreement requires the Company to comply with specified non-financial covenants including, but not limited to, restrictions on the incurrence of debt, payment of dividends, making of investments, sale of assets, mergers and acquisitions, modifications of certain agreements and its fiscal year, and granting of liens. Term loans under the New Credit Agreement will mature on October 28, 2029, and will bear interest, at the Company’s option, at either (i) a bank reference rate, plus 4.00% or (ii) term SOFR plus 5.00%, in each case per annum. The New Credit Agreement contains various events of default, the occurrence of which could result in the acceleration of obligations under the facility. The New Credit Agreement also modifies the Existing Credit Agreement in certain respects, including by temporarily reducing the minimum liquidity maintenance covenant from $30 million to $15 million during the period from October 28, 2025 until February 20, 2027, which reverts thereafter to $30 million.
Rights Offering Backstop Commitment
In October 2025, the Company gave its stockholders subscription rights to purchase up to an aggregate of 3,063,725 of the Company’s Class A Common Stock at a price of $4.08 per share, totaling $12,500,000 (the “Rights Offering”). On October 21, 2025, the subscription period for the Rights Offering expired. Subscribers in the Rights Offering exercised rights to purchase an aggregate of 742,956 shares of Class A Common Stock, and the gross proceeds received from subscribers in the Rights Offering was approximately $3.0 million.
Pursuant to the Rights Offering Backstop Agreement, dated as of August 20, 2025, by and among the Company and the Investor Group, the Investor Group agreed to purchase all unsubscribed shares of Class A Common Stock to be issued in connection with the Rights Offering at a price of $4.08 per share (the “Backstop Commitment”). In satisfaction of the Backstop Commitment, the Company issued an aggregate of 2,320,769 shares of Class A Common Stock to the Investor Group, of which 1,624,539 shares were purchased by Lender, 348,115 shares were purchased by Nexus and 348,115 shares were purchased by STORY3. The gross proceeds received by the Company from the Backstop Commitment were approximately $9.5 million. All shares issued in satisfaction of the Backstop Commitment were issued in a transaction pursuant to Section 4(a)(2) of the Securities Act.
Term Loan Equitization
On October 28, 2025, in connection with the closing of the Recapitalization Transactions, pursuant to the terms of the Exchange Agreement, dated as of August 20, 2025 (the “Exchange Agreement”), by and between the Company and Lender, Lender contributed all amounts owing to Lender under the Existing Credit Agreement in excess of $100 million in exchange for 26,175,193 shares of Class A Common Stock (the “Term Loan Equitization”), of which 7,852,558 shares and $30.0 million of existing debt were subsequently sold by Lender to Nexus and STORY3 for gross proceeds of $30.0 million. The Company did not receive any proceeds from the transaction and the transaction did not impact the Company’s condensed consolidated financial statements. All shares issued in connection with the Term Loan Equitization were issued in a transaction pursuant to Section 4(a)(2) of the Securities Act.
As a result of the consummation of the Recapitalization Transactions and the other transactions described herein, a change of control of the Company occurred on October 28, 2025. As of such date, Lender held 19,983,656 shares of Class A Common Stock, representing approximately 59.9% of the voting power of the Company’s outstanding Class A Common Stock. On October 28, 2025, in connection with the closing of the Recapitalization Transactions, all outstanding shares of the Company’s Class B Common Stock, par value $0.001 per share (the “Class B Common Stock”), were converted into shares of Class A Common Stock on a one-for-one basis, such that no shares of Class B Common Stock remain outstanding.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Lender, Nexus, STORY3, Jennifer Y. Hyman, the Chief Executive Officer of the Company, and certain other parties are party to an investor rights agreement, dated August 20, 2025 (the “Investor Rights Agreement”).
Pursuant to the Investor Rights Agreement and the Exchange Agreement, the Company and Lender agreed to take all commercially reasonable actions as may be necessary to cause, as of the closing of the Recapitalization Transactions, the board of directors of the Company (the “Board”) to consist of seven members, including Jennifer Hyman, a director selected by Ms. Hyman and approved by the Investor Group, a director designated by Nexus, a director designated by STORY3 and three directors designated by the Board (such three directors, the “Investor Directors”).
On August 20, 2025, Tim Bixby, Jennifer Fleiss, Scott Friend, Beth Kaplan, Daniel Rosensweig and Michael Roth tendered their resignation from the Board and all committees on which they serve, contingent upon the consummation of the Recapitalization Transactions and the Board accepting such resignations, to be effective upon acceptance (the “Resignations”). On October 28, 2025, the Board accepted the Resignations, effective immediately. The Resignations were not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, and were tendered solely to facilitate the Recapitalization Transactions and reconstitute the Board pursuant to the terms of the Exchange Agreement and Investor Rights Agreement, as described above.
On October 28, 2025, the Board appointed Teri Bariquit, Peter Comisar, Dhiren Fonseca, Damian Giangiacomo and Daniel Rosensweig to serve as directors pursuant to the Exchange Agreement, effective immediately. Mr. Comisar and Mr. Giangiacomo were appointed to serve as Class I directors, Ms. Bariquit and Mr. Rosensweig were appointed to serve as Class II directors and Mr. Fonseca was appointed to serve as a Class III director, with Ms. Hyman remaining on the Board as a Class III director. While as of the closing of the Recapitalization Transactions the Board consists of six directors, the Investor Group has advised the Company that it is continuing to use commercially reasonable efforts to identify and designate a third Investor Director to the Board and intends to do so as promptly as practicable. Concurrently with their appointments to the Board, Mr. Giangiacomo and Mr. Rosensweig were appointed to the Audit Committee, and Mr. Fonseca was appointed to serve as Executive Chair of the Board.
As a result of the Resignations, the Audit Committee will consist of two members. On October 28, 2025, the Company notified the Nasdaq of its non-compliance with Nasdaq Rule 5605(c)(2)(A), which requires that the Audit Committee be comprised of three independent directors, and its intent to rely on the cure period provided by Nasdaq Rule 5605(c)(4)(B). The Company intends to appoint an independent director to the Audit Committee no later than the Company’s 2026 annual meeting of stockholders, as provided by Nasdaq Rule 5605(c)(4)(B).
The Board determined that each of Ms. Bariquit, Mr. Giangiacomo and Mr. Rosensweig meets all of the applicable standards of independence for members of the Board established by (i) the laws, rules and regulations of the Securities and Exchange Commission and (ii) the listing standards of the Nasdaq. There are no arrangements or understandings between Ms. Bariquit, Mr. Comisar, Mr. Fonseca, Mr. Giangiacomo or Mr. Rosensweig and any other persons pursuant to which they were selected as directors, except as described herein with respect to the Exchange Agreement and the Investor Rights Agreement.
In connection with their appointments, each of Ms. Bariquit, Mr. Comisar, Mr. Fonseca and Mr. Giangiacomo will enter into a standard indemnification agreement with the Company in the form previously approved by the Board.
On October 28, 2025, the Board amended and restated the Company’s bylaws (the “Second Amended & Restated Bylaws”), effective as of such date. The Second Amended & Restated Bylaws were amended to (i) remove provisions related to the appointment of a lead independent director, (ii) add provisions to clarify that Lender will not be subject to certain notice procedures so long as the Investor Rights Agreement remains in effect and (iii) include certain technical amendments with respect to the adjournment of stockholder meetings and the availability of stockholder lists, among other matters.
See “Note 8 — Long-Term Debt” and “Note 12 — Stockholders’ Equity” for additional information.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
5.Restructuring and Related Charges
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
Restructuring charges of $0.2 million for severance and related costs were recognized during the nine months ended October 31, 2024, and are reflected in Restructuring charges on the Company’s Condensed Consolidated Statements of Operations. No restructuring charges were recognized during the three and nine months ended October 31, 2025. Restructuring charges of $0.2 million for severance and related costs were recognized during the year ended January 31, 2025 and were reflected in Restructuring charges on the Company’s Condensed Consolidated Statements of Operations. Cumulative charges related to severance and related costs incurred to date in connection with the January 2024 restructuring plan were $2.2 million. Accrued restructuring charges were none and $0.2 million as of October 31, 2025 and January 31, 2025, respectively. The restructuring plan was completed during the first quarter of fiscal year 2025.
6.Leases - Lessee Accounting

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
The following table summarizes the Company’s minimum fixed lease obligations under existing agreements as a lessee, excluding variable payments and short-term lease payments, as of October 31, 2025:

	Operating	Financing
Fiscal year:
2025	$2.9	$0.1
2026	11.5	0.2
2027	11.2	0.2
2028	11.3	0.2
2029	10.0	0.1
Thereafter	18.9	0.2
Total minimum lease payments	65.8	1.0
Imputed interest	(23.4)	(0.2)
Lease liabilities as of October 31, 2025	$42.4	$0.8

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
7.Rental Product, Net
Rental product, net consisted of the following:

	October 31,	January 31,
	2025	2025

Apparel	$162.6	$138.2
Accessories	5.5	4.2
	168.1	142.4
Less: accumulated depreciation	(73.2)	(69.1)
Rental product, net	$94.9	$73.3
Depreciation and write-offs related to rental product, including write-offs of rental products sold, was $15.5 million and $16.5 million for the three months ended October 31, 2025 and 2024, respectively, and $44.6 million and $47.6 million for the nine months ended October 31, 2025 and 2024, respectively.
8.Long-Term Debt
Summary
The following table summarizes the Company’s long-term debt outstanding as of October 31, 2025 and January 31, 2025:

	October 31,	January 31,
	2025	2025

Debt Facility principal outstanding	$120.0	$271.6
Add: payment-in-kind interest	—	40.3
Add: unamortized debt premium	39.1	21.8
Debt Facility, net	159.1	333.7
Less: current portion of long-term debt	—	—
Total noncurrent long-term debt	$159.1	$333.7
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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
In January 2023, in connection with the 2022 Amended Temasek Facility, the Company recorded a debt discount of $6.9 million related to the allocation of proceeds to warrants issued. These amounts were being accreted to the principal amount of the 2022 Amended Temasek Facility through the recognition of noncash interest expense.

In December 2023, the Company entered into an amendment to the 2022 Amended Temasek Facility (the “2023 Amended Temasek Facility”). This transaction was accounted for as a troubled debt restructuring. The terms of the amendment provided for (i) elimination of all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023; (ii) reduction of the minimum liquidity maintenance covenant from $50 million to $30 million; and (iii) additional covenants requiring the Company to comply with mutually agreed upon quarterly and annual spend levels for rental product capital expenditures, fixed operating expenditures and marketing expenditures during fiscal year 2024 of $51 million, $100 million (excluding $10 million of specified permitted expenditures), and $30 million, respectively, on an annual basis and to-be-agreed levels for fiscal years 2025 and 2026, subject to the debt holders’ consent and certain exceptions. The Company amortized the debt discount or premium using the effective interest method over the remaining term of the facility including the six full fiscal quarters during which payment-in-kind and cash interest were eliminated.

Other than described above, the 2023 Amended Temasek Facility did not change the covenants under the 2022 Amended Temasek Facility, which require the Company to comply with specified nonfinancial covenants including, but not limited to, restrictions on the incurrence of debt, payment of dividends, investments, sale of assets, mergers and acquisitions, modifications of certain agreements and its fiscal year, and granting of liens. The 2023 Amended Temasek Facility also contained various events of default, including failure to comply with the minimum liquidity maintenance covenant and maximum expenditure thresholds, the occurrence of which could result in the acceleration of outstanding borrowings under the 2023 Amended Temasek Facility for the Company.

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

In March 2025, May 2025, and July 2025, the Company entered into an Eleventh Amendment, Twelfth Amendment, and Thirteenth Amendment to the 2023 Amended Temasek Facility to extend the deadline to mutually agree upon the Company’s fiscal year 2025 spend levels - covering rental product capital expenditures, fixed operating expenditures and marketing expenditures - from March 31, 2025 to May 30, 2025, from May 30, 2025 to July 31, 2025, and then from July 31, 2025 to August 29, 2025, respectively. The Thirteenth Amendment also extended the due date of the cash interest payment due on August 1, 2025 to August 29, 2025. In August 2025, concurrently with the Exchange Agreement, the Company entered into a Fourteenth Amendment to the Credit Agreement. The Fourteenth Amendment provided that, among other things, (i) interest that would otherwise be payable in cash will be capitalized; and (ii) the liquidity financial covenant level will be reduced from $30 million to $15 million until the closing of the Recapitalization Transactions. The Fourteenth Amendment also eliminated the spend levels for fiscal year 2025.

On October 28, 2025, the Company’s lender exchanged $100 million of existing outstanding indebtedness owed under the Existing Credit Agreement on a dollar-for-dollar cashless basis for new term loans under the New Credit Agreement and exchanged the remaining indebtedness under the Existing Credit Agreement for 26,175,193 newly issued shares of the Company’s Class A Common Stock. The Existing Credit Agreement was amended and restated. The Investor Group also provided an additional $20 million of new term loans under the New Credit Agreement, resulting in a total aggregate principal amount of $120 million as of the closing of the Recapitalization Transactions.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The New Credit Agreement requires the Company to comply with specified non-financial covenants including, but not limited to, restrictions on the incurrence of debt, payment of dividends, making of investments, sale of assets, mergers and acquisitions, modifications of certain agreements and its fiscal year, and granting of liens. Term loans under the New Credit Agreement will mature on October 28, 2029, and will bear interest, at the Company’s option, at either (i) a bank reference rate, plus 4.00% or (ii) term SOFR plus 5.00%, in each case per annum. The New Credit Agreement contains various events of default, the occurrence of which could result in the acceleration of obligations under the facility. The New Credit Agreement also modifies the Existing Credit Agreement in certain respects, including by temporarily reducing the minimum liquidity maintenance covenant from $30 million to $15 million during the period from October 28, 2025 until February 20, 2027, which reverts thereafter to $30 million.

The exchange transaction with the existing lender was accounted for as a troubled debt restructuring of $334.2 million of existing outstanding debt excluding the remaining unamortized debt premium and $10.0 million of additional cash from the Lender in exchange for $110.0 million of new term loans. The Company exchanged $234.2 million of existing indebtedness for 26,175,193 newly issued shares of the Company’s Class A Common Stock to the lender. As the carrying value of debt reduced by the fair value of the equity issued exceeded the total undiscounted future cash payments, the Company recognized a gain on troubled debt restructuring, net of allocated transaction costs of $11.6 million incurred, of $96.3 million during the three and nine months ended October 31, 2025. The gain was reflected in Gain on Debt Restructuring on the Company’s Condensed Consolidated Statements of Operations.

The gain increased net income (loss) per share - basic by $17.23 and net income (loss) per share - diluted by $17.18 for the three months ended October 31, 2025. The gain increased net income (loss) per share - basic by $20.61 and net income (loss) per share - diluted by $20.47 for the nine months ended October 31, 2025.

Upon completion of the exchange transaction, the carrying value of the debt with the Lender was $149.5 million, comprised of the total future undiscounted cash payments to the Lender. The Company recorded a debt premium as a result of the troubled debt restructuring of $39.5 million which will be amortized over the term of the loan. The Company will not recognize any interest expense between the transaction date and the maturity of the debt.

The Company accounted for the $10.0 million of new term loans issued to Nexus and STORY3 as a new issuance of debt and recorded a debt discount of $0.4 million related to allocated issuance costs. The debt discount will be accreted to the principal amount of the debt through the recognition of noncash interest expense using the effective interest method. The effective interest rate of the debt facility as of October 31, 2025 was 9.83%.
The Company determined that all of the embedded features of the New Credit Agreement were clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s condensed consolidated financial statements.
Covenants
The Company was in compliance with all applicable financial covenants as of October 31, 2025 and through the date of this filing.

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
The amount of unrecognized tax benefits as of October 31, 2025 and January 31, 2025 was $1.3 million and $1.2 million, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized benefits relating to the Company’s tax position is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain and a reasonable estimate of the range of gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months cannot be made at this time.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act of 2025 (the “Act”) which includes, among other provisions, changes to the federal corporate income tax system, such as the immediate expensing of qualifying domestic research and development expenses and extensions of certain provisions within the Tax Cuts and Jobs Act. ASC 740, Income Taxes, requires the effects of changes in tax laws on deferred tax balances to be recognized in the period in which legislation is enacted, which occurred during the Company’s second fiscal quarter ended July 31, 2025. The Company has evaluated the provisions of the Act and reflected the impact during the three months ended July 31, 2025, which the impact was not material. Based on the Company's current financial position and results of operations, along with available information, the Company does not expect the Act to have a material impact on its financial statements. However, if our business operations or financial results change, or as additional regulations and administrative guidance are issued, we will evaluate any further impacts to our consolidated financial statements.

On October 28, 2025, the Company completed the previously announced recapitalization transactions. The Company does not expect the transaction to result in a material income tax expense or benefit, as the Company maintains a full valuation allowance in the U.S.
10.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	October 31,	January 31,
	2025	2025
Accrued operating and general expenses	$9.5	$6.6
Revenue share payable	13.0	6.9
Accrued payroll related expenses	5.6	3.0
Accrued interest	0.1	—
Sales and other taxes	2.1	1.7
Short-term financing	0.8	1.4
Gift card liability	0.6	0.7
Accrued expenses and other current liabilities	$31.7	$20.3

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The borrowing rate for the short-term financing obligation was 8.00% as of October 31, 2025 and 5.50% as of January 31, 2025.
11.Fair Value Measurements
As of October 31, 2025 and January 31, 2025, the carrying amounts of the Company’s cash and cash equivalents, current and noncurrent restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximated their estimated fair value due to their relatively short maturities.
The Company’s long-term debt is reported at carrying value on the Company’s Condensed Consolidated Balance Sheets. See “Note 8 — Long-Term Debt”. The Company estimates the fair value of its long-term debt using a discounted cash flow approach based on the Company’s implied credit spread using the median of option adjusted spreads for similar financial instruments with similar credit ratings, and, as such, long-term debt is classified as Level 3 within the fair value hierarchy. As of October 31, 2025, the estimated fair value of the Company’s long-term debt approximates its principal amount.
12.Stockholders’ Equity
Rights Offering

See “Note 4 - Recapitalization Transactions” for information regarding the rights offering.

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

In connection with the closing of the Recapitalization Transactions, all outstanding shares of the Company’s Class B common stock were converted into shares of Class A common stock on a one-for-one basis, such that no shares of Class B common stock remain outstanding. However, Ms. Hyman holds a RSU award relating to 159 shares of Class B common stock that is subject to delayed settlement in connection with the Recapitalization Transactions. See “Note 4 — Recapitalization Transactions” and Note 13 — “Share-based Compensation Plans” in the Notes to the Condensed Consolidated Financial Statements for more information.
Preferred Stock
Upon the IPO, the Company authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. No shares were issued or outstanding as of October 31, 2025.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Warrants
As of October 31, 2025 and January 31, 2025, the Company had the following outstanding warrants:

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
As of October 31, 2025 and January 31, 2025, all outstanding warrants were equity-classified and recorded as additional paid-in capital. Equity-classified contracts are not subsequently remeasured unless reclassification is required from equity to liability classification.
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
13.Share-based Compensation Plans

2009 Stock Incentive Plan and 2019 Stock Incentive Plan
In 2009, the Company adopted its stock incentive plan (the “2009 Plan”) to grant equity to employees and service providers. In 2019, the Company adopted a new stock incentive plan (the “2019 Plan”) which replaced the 2009 Plan. The Company has granted RSUs and stock options, each of which is settleable in shares. Options are generally granted for a 10-year term, and generally vest and become fully exercisable over four years of service. While no shares are available for future issuance under the 2009 Plan or the 2019 Plan, they continue to govern outstanding equity awards granted thereunder. Outstanding awards granted under the 2009 Plan and 2019 Plan are exercisable for or settled in shares of Class A common stock. There are no outstanding RSUs under the 2009 Plan and 2019 Plan. There will not be any further equity grants under the 2009 and 2019 Plans.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Amended and Restated 2021 Incentive Award Plan
The Company's Amended and Restated 2021 Incentive Award Plan (the "2021 Plan") was adopted by the Board and approved by stockholders in October 2021 and became effective upon the effective date of the IPO. The 2021 Plan replaced the 2019 Plan and no further grants will be made under the 2019 Plan. The terms of equity awards granted under the 2021 Plan in the year ended January 31, 2022 were generally consistent with those granted under the 2019 Plan, as described above. RSUs granted under the 2021 Plan in the year ended January 31, 2022 generally vest over four years and do not have liquidity-based vesting conditions. RSUs granted under the 2021 Plan during the nine months ended October 31, 2025 and 2024 have a shorter vesting period of one to two years. There will not be any further equity grants under the 2021 Plan. See below for details of the Second Amended and Restated 2021 Incentive Award Plan.

In October 2025, the Company’s stockholders approved the Second Amended and Restated 2021 Incentive Award Plan (the “Amended 2021 Plan”), which the Board approved, subject to stockholder approval, in September 2025, to increase the number of shares of Class A common stock reserved for issuance thereunder by the number of shares equal to 18.3% of the shares of Class A common stock outstanding immediately the closing of the Recapitalization Transactions and extend the expiration date to the tenth anniversary of the closing date, October 28, 2035. As of October 31, 2025, there were 6,130,499 shares of Class A common stock available for issuance under the Amended 2021 Plan. There will not be any further equity grants of Class B common stock. Shares of Class B common stock are not available for issuance under the Amended 2021 Plan.
The grant date fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The option pricing model considers several variables and assumptions in estimating the fair value of share-based awards. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. There were no stock options granted during the nine months ended October 31, 2025 or year ended January 31, 2025.
Stock Options
Stock option activity during the period indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balances as of January 31, 2025	33,538	$160.84	3.88	$—
Granted	—	—
Exercised	—	—
Forfeited	(16,534)	153.65
Balances as of October 31, 2025	17,004	$167.83	2.83	$—
Exercisable as of October 31, 2025	16,966	$167.73	2.82	$—

As of October 31, 2025, unrecognized compensation cost related to stock options granted was immaterial and is expected to be recognized over a weighted average period of 0.65 years.

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

The Company currently uses authorized and unissued shares to satisfy the exercise of stock option awards.
RSUs
RSUs activity during the period indicated is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of January 31, 2025	333,899	$22.20
Granted	125,386	5.56
Vested/Released	(211,284)	24.09
Forfeited	(70,998)	9.10
Unvested and outstanding as of October 31, 2025	177,003	$13.77
As of October 31, 2025, there was $1.5 million of unrecognized compensation cost related to RSUs granted that is expected to be recognized over a weighted average period of 0.67 years. Of the total unrecognized compensation cost, an immaterial amount related to RSUs granted as a result of the option exchange.
Share-Based Compensation Summary
The classification of share-based compensation for the three and nine months ended October 31, 2025 and 2024, respectively, presented within each line item of the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Technology	$—	$0.4	$0.5	$1.5
Marketing	—	—	—	—
General and administrative	0.9	1.8	3.3	6.1
Total share-based compensation	$0.9	$2.2	$3.8	$7.6

The Company recognized an immaterial amount and $0.7 million of share-based compensation expense during the three and nine months ended October 31, 2025, respectively, of incremental share-based compensation expense as a result of the option exchange discussed above. The Company recognized $0.4 million and $1.2 million of share-based compensation expense during the three and nine months ended October 31, 2024, respectively, including incremental share-based compensation expense as a result of the option exchange discussed above.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
14.Net Income (Loss) per Share Attributable to Common Stockholders
The Company computes net income (loss) per share attributable to common stockholders under the two-class method required for multiple classes of common stock and participating securities. The rights of the Class A common stock and Class B common stock were substantially identical, other than voting rights. Accordingly, the net income (loss) per share attributable to common stockholders will be the same for Class A and Class B common stock on an individual or combined basis. The dilutive effect of the Company’s securities was calculated using the treasury stock method. As discussed above, the Company completed a rights offering in October 2025. As the exercise price for the rights offering was lower than the Company’s stock price, the rights offering contained a bonus element similar to a stock dividend. The Company adjusted the weighted-average shares used in computing net income (loss) per share for all periods presented to reflect the bonus element. The Company’s computation of weighted-average shares also reflects the 26,175,193 shares issued to the Company’s lender in exchange for debt for the period as of and following the completion of the Recapitalization Transactions. See “Note 4 - Recapitalization Transactions” for additional information.
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$76.5	$(18.9)	$24.0	$(56.5)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	5,586,257	4,017,222	4,669,517	3,925,414
Dilutive effect of options, warrants and RSUs	16,314	—	32,590	—
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	5,602,571	4,017,222	4,702,107	3,925,414
Net income (loss) per share attributable to common stockholders, basic	$13.69	$(4.70)	$5.14	$(14.39)
Net income (loss) per share attributable to common stockholders, diluted	$13.65	$(4.70)	$5.10	$(14.39)
The following potentially dilutive outstanding securities based on amounts outstanding at each period end were excluded from the computation of diluted income (loss) per share attributable to common stockholders because including them would have been anti-dilutive:

	Nine Months Ended October 31,
	2025	2024
Stock options	17,004	34,334
Common stock warrants	131,574	131,574
RSUs	105,110	389,526
Total	253,688	555,434

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
15.Related Party Transactions
As of October 31, 2025, the Company had outstanding long-term debt of $149.4 million with CHS US Investments LLC. The Lender held 59.9% of the voting power of the Company’s outstanding Class A Common Stock as of October 31, 2025. The Company recognized interest and debt discount amortization expense related to the debt of $7.2 million and $6.9 million during the three months ended October 31, 2025 and 2024, respectively, and $21.4 million and $20.0 million during the nine months ended October 31, 2025 and 2024, respectively. See “Note 4 - Recapitalization Transactions” and Note 8 - “Long-Term Debt” for additional information.
16.Commitments and Contingencies
The Company had restricted cash balances for cash collateralized standby letters of credit as of October 31, 2025 and January 31, 2025 of $8.7 million and $9.1 million, respectively, primarily to satisfy security deposit requirements on its leases. The restricted cash balances also consisted of letters of credit for rental product purchases and credit card transactions.

The Company had the following non-cancelable minimum purchase commitments related to technology services as of October 31, 2025:

Commitment
Fiscal year:
2025	$2.4
2026	4.8
2027	4.3
Commitments as of October 31, 2025	$11.5

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
On November 14, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the Eastern District of New York against the Company, certain of its officers and directors, and the underwriters of its IPO, entitled Rajat Sharma v. Rent the Runway, Inc., et al. 22-cv-6935 (the “Securities Action”). The complaint alleges that the defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), by making allegedly materially misleading statements, and by omitting material facts necessary to make the statements made therein not misleading concerning, inter alia, the Company’s growth at the time of the IPO. The lawsuit seeks, among other things, compensatory damages, an award of attorneys’ fees and costs and such other relief as deemed just and proper by the Court. On June 8, 2023, the Court appointed Delaware Public Employees’ Retirement System and Denver Employees Retirement Plan as lead plaintiffs. On August 21, 2023, lead plaintiffs filed an amended complaint against the Company, certain of its officers and directors, and the underwriters of its IPO. The amended complaint alleges that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act by allegedly making certain false and misleading statements, and by omitting material facts necessary to make the statements made therein not misleading, concerning, among other things, the Company’s growth prospects and fulfillment costs at the time of the IPO. The lawsuit seeks an award of damages, attorney’s fees and costs, and such other relief as the Court deems just and proper. All defendants moved to dismiss the amended complaint, with the motion fully briefed as of February 23, 2024. On September 25, 2024, the Court issued an order granting in part and denying in part defendants’ motion to dismiss, dismissing the claims based on the Company’s growth prospects statements but allowing certain other claims to proceed. On October 9, 2024, defendants moved for reconsideration of the September 25, 2024 order and/or for certification under 28 U.S.C. § 1292(b), which motion was fully submitted as of October 30, 2024. In response to an application filed by defendants on November 19, 2024, on November 20, 2024, the Court issued an order adjourning defendants’ deadline to file an answer to the amended complaint sine die. On May 16, 2025, the Court issued an order granting Defendants’ motion to extend the time to answer the amended complaint until after the motion for reconsideration is resolved. The Court also determined that a phased approach to discovery was appropriate so as to permit the exchange of “key documents” and to promote the preservation of documents and evidence and directed the parties to submit a proposed initial discovery plan, which they did. The Court approved the initial discovery plan on June 3, 2025. On September 12, 2025, the Court issued an order granting in part and denying in part defendants’ motion for reconsideration, dismissing all remaining claims except those based on fulfillment costs. Following the order, defendants filed their answers to the amended complaint on October 6, 2025. On October 16, 2025, defendants requested, per the Court’s rules, a pre-motion conference in connection with their anticipated motion for judgment on the pleadings, which plaintiffs opposed. On October 24, 2025, the Court ordered briefing on defendants’ motion for judgment on the pleadings. On November 12, 2025, plaintiffs filed a letter motion seeking an order allowing discovery to proceed during the pendency of defendants’ motion for judgment on the pleadings, which defendants opposed on November 21, 2025. On December 3, 2025, the Court issued an order directing a limited “second phase” of discovery to proceed pending the outcome of defendants’ motion for judgment on the pleadings, focusing on a limited category of information appropriately cabined by the scope of plaintiffs’ remaining claims. The Company intends to vigorously defend itself against these claims. The Company believes it has meritorious defenses to the claims asserted in the amended complaint and any liability for such claims is not currently probable and the potential loss or range of loss is not reasonably estimable.

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
Overview
We give customers ongoing access to our “unlimited closet” — with thousands of styles by hundreds of designer brands — through our Subscription offering or the ability to rent a-la-carte through our Reserve offering. We also give our subscribers and customers the ability to buy our products through our Resale offering, which offers customers pre-loved styles from our closet at a discount to retail price, up to 90% off of designer retail value. These offerings allow us to engage and serve our subscribers and customers across diverse use cases from everyday life to special occasions. We have served approximately 3 million lifetime customers across all of our offerings and we had 185,166 ending Total Subscribers1 (active and paused) as of October 31, 2025. We had 148,916 Active Subscribers as of October 31, 2025. The majority of our revenue is highly recurring and is generated by our subscribers. For the nine months ended October 31, 2025 and 2024, respectively, 89% and 88% of our total revenue (including Reserve and Resale revenue) was generated by subscribers while they were active or paused.
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

Key Fiscal Third Quarter and Recent Business Highlights:
•Completed the Recapitalization Transactions. See “Note 4 — Recapitalization Transactions” in the Notes to the Condensed Consolidated Financial Statements for more information.
•Driving Growth by Making the Biggest Inventory Acquisition in RTR History. This year, we’re on track to nearly double the new inventory added to our site and post more than 1.5 times the number of new styles relative to last year, which has driven substantial growth in our business. Ending Active Subscribers for the third quarter of fiscal year 2025 increased 12% year-over-year primarily driven by improvement in subscriber retention. Inventory continues to be a significant driver of improvements in customer loyalty, with inventory-related churn down nearly 30% year-over-year in the third quarter of fiscal year 2025.
1 Ending Total Subscribers represents the number of subscribers with an active or paused membership as of the last day of the period and excludes subscribers who had an active or paused subscription during the period, but ended their subscription prior to the last day of the fiscal period.

•Reinvigorating our Brand & Fueling Growth with Community-First Organic Tactics: We’ve expanded our community-driven organic growth strategy to drive brand awareness and acquisition. Key launches in the third quarter of fiscal year 2025 include the RTR Muse, Affiliate Creator and City Ambassador programs, each of which leverage community-driven content and word-of-mouth tactics designed to reach new customers more efficiently than traditional paid marketing tactics.
•Accelerating Product Innovation and Personalized Experience: Third quarter of fiscal year 2025 launches include a personalized home page redesign that encourages inventory discovery tailored according to a customer’s preferences.Since launch to date, our customer is engaging +57% more with the personalized app experience compared to the prior homepage.
•Optimizing Revenue per Subscriber and Driving Add-On Growth: We’ve enhanced the add-on pricing experience for customers by clearly showing her that the price prorates based on her specific billing cycle. These updates, along with overall inventory improvements, resulted in a +17% year-over-year increase in the subscription add-on rate in the third quarter of fiscal year 2025. We also recently launched instant gratification, a product that uses our in-stock notifications to enable subscribers to make one-off inventory orders when they are out of shipments.

Key Operating and Financial Results. We have achieved the following operating and financial results for the three months ended October 31, 2025 and 2024, respectively:

•Revenue was $87.6 million and $75.9 million, respectively, representing 15.4% growth year-over-year;
•148,916 and 132,518 ending Active Subscribers2, respectively, representing an increase of 12.4% year-over-year;
•147,645 and 130,796 Average Active Subscribers3, respectively, representing an increase of 12.9% year-over-year;
•185,166 and 174,511 ending Total Subscribers (including paused subscribers), respectively, representing an increase of 6.1% year-over-year;
•Gross Profit was $25.9 million and $26.3 million, respectively, representing a gross margin of 29.6% and 34.7%, respectively;
•Net Income (Loss) was $76.5 million and $(18.9) million, respectively. Net Income (Loss) as a percentage of revenue was 87.3% and (24.9)%, respectively; and
•Adjusted EBITDA was $4.3 million and $9.3 million, respectively, representing an Adjusted EBITDA Margin of 4.9% and 12.3%, respectively.

We have achieved the following operating and financial results for the nine months ended October 31, 2025 and 2024, respectively:

•Revenue was $238.1 million and $229.8 million, respectively, representing 3.6% growth year-over-year;
•Gross Profit was $72.1 million and $87.1 million, respectively, representing a gross margin of 30.3% and 37.9%, respectively;
•Net Income (Loss) was $24.0 million and $(56.5) million, respectively. Net Income (Loss) as a percentage of revenue was 10.1% and (24.6)%, respectively, and included $0.2 million of restructuring and related charges for the nine months ended October 31, 2024;
•Adjusted EBITDA was $6.6 million and $29.5 million, respectively, representing an Adjusted EBITDA margin of 2.8% and 12.8%, respectively;
•Net cash (used in) provided by operating activities was $(3.6) million and $11.5 million, and net cash used in investing activities was $(42.9) million and $(20.8) million, respectively;
•Net cash (used in) provided by financing activities was $19.4 million and $(1.6) million, respectively;
•Net cash (used in) provided by operating activities as a percentage of revenue was (1.5)% and 5.0% and net cash used in investing activities as a percentage of revenue was (18.0)% and (9.1)%, respectively; and
•Cash and Cash Equivalents was $50.7 million and $74.1 million, respectively.

Our Product Acquisition Strategy
We acquire and monetize products in three ways: Wholesale, Share by RTR and Exclusive Designs. Wholesale items are acquired directly from brand partners, typically at a discount to Wholesale price. Share by RTR items are acquired directly from brand partners on consignment, at zero or significantly reduced upfront cost relative to Wholesale with performance-based revenue share payments to our brand partners over time. Exclusive Designs items are designed using our data in collaboration with our brand partners. These units are manufactured through third-party partners with an upfront fee and, in most cases, minimal revenue share payments to our brand partners over time.
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
In fiscal year 2024, 30% of new items were acquired through Wholesale, 48% through Share by RTR and 22% through Exclusive Designs, compared to 39% Wholesale, 33% Share by RTR and 28% Exclusive Designs in fiscal year 2023. In total, approximately 70% of new items were acquired through Share by RTR and Exclusive Designs, our more capital-efficient channels in fiscal year 2024 and approximately 61% in fiscal year 2023. Both our purchasing power and the diversification into Share by RTR and Exclusive Designs have led to a decrease in rental product capital expenditures (or Purchases of Rental Product as presented in the Condensed Consolidated Statement of Cash Flows) as a percentage of revenue over time. We expect the total percentage of units acquired through our more capital-efficient channels to be largely unchanged in fiscal year 2025 versus fiscal year 2024, with an increase in the percentage of units acquired through our Share by RTR program versus fiscal year 2024. We plan to further decrease the percentage of units acquired through Wholesale and increase the percentage of units acquired through our more capital-efficient channels over the longer term. We expect to incur higher purchases of rental product in fiscal year 2025 relative to fiscal year 2024 in connection with our strategy to nearly double the new rental product added to our site and made available to our customers in fiscal year 2025.
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
We provide a flexible offering that allows our subscribers to customize their subscription as their everyday life changes, choosing to pause and reactivate their membership as needed. We have also historically seen that many subscribers who cancel their subscription will return and resubscribe when membership again makes sense for their everyday life. Customer acquisition is dependent on organic growth, the effectiveness of our paid marketing strategy and the availability of and satisfaction with our rental product. We are focused on our community-driven organic growth marketing strategy that is intended to drive improved brand awareness and acquisition. Our acquisitions are also reliant on new customer promotions. Our promotional strategy is subject to change depending on business and market conditions. .
We believe customer retention plays an important role in driving business growth. Customer retention is influenced by a number of factors, including rental product in-stock levels and satisfaction, product experience, and customer service levels. Starting in fiscal year 2023, we increased the depth of our rental product purchases to improve rental product in-stock levels. We increased the depth of our rental product further in fiscal year 2024 and experienced better customer retention for fiscal year 2024 versus fiscal year 2023. In fiscal year 2025, we have focused and plan to continue to focus on approximately doubling the quantity of our rental product purchases year-over year and enhancing the desirability of rental product purchases, which we believe will increase customer satisfaction and improve retention further. We are also focused on new product features as well as more a more personalized customer experience.

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
Purchases of rental product includes the cost of Wholesale products acquired in the period and other ancillary costs such as freight, where applicable. Many factors impact the purchases of rental product including our depth and acquisition mix strategy, the proportion of subscribers to total customers, timing of when those subscribers are acquired, the formality of styles, brand assortment, opportunities in the market and timing of when the rental product is received and paid for. Purchases of rental product as a percentage of revenue in fiscal year 2024 was 16% as a result of a greater proportion of rental product acquired through our Share by RTR channel combined with fewer units of rental product purchased compared to fiscal year 2023. Purchases of rental product as a percentage of revenue was 26% and 21% in fiscal year 2023 and 2022, respectively. We anticipate this percentage to increase in fiscal year 2025 compared with fiscal year 2024, despite a greater proportion of Share by RTR units, due to a significant increase in units of rental product purchased. Due to seasonality factors, we track our progress on purchases of rental product as a percentage of revenue on a full year basis, as quarterly expenditures are not necessarily reflective of full year trends. As of October 31, 2025, the quarterly and annual spend levels for rental product capital expenditures for fiscal year 2025 under our 2025 Amended Facility were eliminated under the Fourteenth Amendment to the debt facility.
Ability to Achieve Leverage in our Cost Structure. Improving operational efficiency of our platform is imperative to increasing profitability. We expect certain of our operating costs to increase as order volume increases and as we make investments to grow subscribers and revenue and to enhance the customer experience. In January 2024, we announced a restructuring plan that generated total annual operating expense savings of approximately $12 million, which primarily included the reduction in force, with some open role closures/reduced backfills, and excludes potential hiring of new employees or other additions to the Company’s costs and expenses. Though we anticipate quarterly fluctuations in operating leverage over time we anticipate that our operating costs will grow more slowly than our total revenue on an annual basis. As of October 31, 2025, the quarterly and annual spend levels for fixed operating and marketing expenditures for fiscal year 2025 under our 2025 Amended Facility were eliminated under the Fourteenth Amendment to the debt facility.
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
We use Adjusted EBITDA to assess our operating performance and the operating leverage of our business prior to capital expenditures. We also measure the cash consumption of the business including capital expenditures by assessing net cash used in operating activities and net cash used in investing activities on a combined basis. See also Note 3 — “Liquidity” and Note 4 — “Recapitalization Transactions” in the Notes to the Condensed Consolidated Financial Statements for more details regarding our 2025 Amended Facility and Recapitalization Transactions, which we expect to improve our overall liquidity.

Seasonality
We experience seasonality in our business, which has been impacted due to the effects of COVID-19, the macro environment, and business decisions and may in the future continue to evolve. For our Subscription rentals, we typically acquire the highest number of subscribers in March through May and September through November, as these are the times customers naturally think about changing over their wardrobes. We generally see a higher rate of subscribers pause in the summer, and in mid-December through the end of January. In prior periods, business decisions including, but not limited to, changes in prices for our Subscription programs, changes in timing and amounts of promotional spending, changes in timing and amounts of paid marketing spending, and changes in timing and quantity of rental product availability, have impacted typical seasonal trends. Given continued business changes, our future seasonality may not resemble historical trends.
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

Key Business and Financial Metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following key business and financial metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. The calculation of the key business and financial metrics discussed below may differ from similarly titled metrics used by other companies, securities analysts or investors, limiting the usefulness of those measures for comparative purposes. These key business and financial metrics are not meant to be considered as indicators of our financial performance in isolation from or as a substitute for our financial information prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and should be considered in conjunction with other metrics and components of our results of operations, such as each of the other key business and financial metrics, and our revenue and net income (loss).

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	($ in millions)		($ in millions)
Active Subscribers	148,916	132,518	148,916	132,518
Average Active Subscribers	147,645	130,796	142,626	134,715
Gross Profit	$25.9	$26.3	$72.1	$87.1
Net Income (Loss)	$76.5	$(18.9)	$24.0	$(56.5)
Adjusted EBITDA (1)	$4.3	$9.3	$6.6	$29.5
__________
(1)Adjusted EBITDA is a non-GAAP financial measure; for a reconciliation to the most directly comparable U.S. GAAP financial measure, net income (loss), and why we consider Adjusted EBITDA to be a useful metric, see “—Non-GAAP Financial Metrics” below.
Active Subscribers: Active Subscribers represents the number of subscribers with an active membership as of the last day of any given period and excludes paused subscribers. As of October 31, 2025, we had 148,916 Active Subscribers, an increase from 132,518 as of October 31, 2024. The increase in Active Subscribers was driven primarily by a higher base of active subscribers at the end of the second quarter of fiscal year 2025 compared to the second quarter of fiscal year 2025, in addition to higher subscriber acquisitions, driven in part by higher promotional activity, and improved subscriber retention versus the third quarter of fiscal year 2024.

Average Active Subscribers: Average Active Subscribers represents the mean of the beginning of quarter and end of quarter Active Subscribers for a quarterly period; and for other periods, represents the mean of the Average Active Subscribers of every quarter within that period. As of October 31, 2025, we had 147,645 Average Active Subscribers, an increase from 130,796 as of October 31, 2024. The year-over-year increase in Average Active Subscribers was primarily due to the higher base of Ending Active Subscribers at the end of the second quarter of fiscal year 2025 compared to the second quarter of fiscal year 2024, in addition to higher subscriber acquisitions, driven in part by higher promotional activity, and improved subscriber retention versus the third quarter of fiscal year 2024.

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

Gross Profit was $25.9 million for the three months ended October 31, 2025 compared to $26.3 million for the three months ended October 31, 2024, representing Gross Margins of 29.6% and 34.7%, respectively. Gross Profit was $72.1 million for the nine months ended October 31, 2025 compared to $87.1 million for the nine months ended October 31, 2024, representing Gross Margins of 30.3% and 37.9%, respectively. Gross Profit and Gross Margin for the three months ended October 31, 2025 decreased primarily due to the impact of higher revenue share costs as a percentage of Revenue, partially offset by lower rental product depreciation and write-off costs as a percentage of Revenue, as well as lower fulfillment costs as a percentage of Revenue. Gross Profit and Gross Margin for the nine months ended October 31, 2025 decreased primarily due to the impact of higher revenue share costs and fulfillment costs as a percentage of Revenue, partially offset by lower rental product depreciation and write-off costs as a percentage of Revenue.

Adjusted EBITDA and Adjusted EBITDA Margin: We define Adjusted EBITDA as net income (loss), adjusted to exclude interest expense, rental product depreciation, other depreciation and amortization, share-based compensation expense, write-off of liquidated assets, non-recurring adjustments, non-ordinary course legal expenses, restructuring charges, Gain on Debt Restructuring, income tax (benefit) expense, other income and expense, and other gains / losses. Adjusted EBITDA margin is defined as Adjusted EBITDA calculated as a percentage of total revenue, net for a period.

Net Income (Loss) was $76.5 million for the three months ended October 31, 2025 compared to $(18.9) million for the three months ended October 31, 2024, representing margins of 87.3% and (24.9)%, respectively. Net Loss, excluding the Gain on Debt Restructuring as a result of the recapitalization transactions, increased year-over-year primarily due to lower Gross Profit combined with higher technology and G&A expenses. Net Income (Loss) was $24.0 million for the nine months ended October 31, 2025 compared to $(56.5) million for the nine months ended October 31, 2024, representing margins of 10.1% and (24.6)%, respectively. Net Loss, excluding the Gain on Debt Restructuring as a result of the recapitalization transactions, increased year-over-year primarily due to lower Gross Profit, higher Technology costs, higher Interest Expense and higher G&A expenses, partially offset by lower Other Depreciation and Amortization expenses and lower Marketing costs.

Adjusted EBITDA was $4.3 million for the three months ended October 31, 2025 compared to $9.3 million for the three months ended October 31, 2024, representing margins of 4.9% and 12.3%, respectively. Adjusted EBITDA margin decreased year-over-year primarily due to higher revenue share and fulfillment costs as a percentage of revenue. Adjusted EBITDA was $6.6 million for the nine months ended October 31, 2025 compared to $29.5 million for the nine months ended October 31, 2024, representing margins of 2.8% and 12.8%, respectively. Adjusted EBITDA margin decreased year-over-year primarily due to higher revenue share and fulfillment costs as a percentage of revenue.

We believe we have the opportunity to improve Adjusted EBITDA and offset cost increases as we increase revenue and drive operating expense leverage.
Components of Results of Operations
Total Revenue, Net. Our total revenue, net consists of Subscription and Reserve rental revenue and Other revenue. Total revenue is presented net of promotional discounts, credits and refunds and taxes.
Subscription and Reserve Rental Revenue.    We generate Subscription and Reserve rental revenue from Subscription and Reserve rental fees. The majority of our revenue is generated by our Subscription offering, which we are prioritizing. We recognize subscription fees ratably over the subscription period, commencing on the date the subscriber enrolls in a subscription program. These fees are collected upon enrollment and any revenue from an unrecognized portion of the subscription period is deferred to the following fiscal period. We implemented a price increase for our subscription plans in August 2025, which increased revenue per subscriber in the third quarter of fiscal year 2025 and which we expect will continue to do so over the coming quarters. We recognize Reserve fees over the rental period, which starts on the date of delivery of the product to the customer. Reserve orders can be placed up to four months prior to the rental start date (increased from two months prior to the rental start date beginning in June 2024) and the customer’s payment form is charged upon order confirmation. We defer recognizing the rental fees and any related promotions for Reserve rentals until the date of delivery, and then recognize those fees evenly over the four- or eight-day rental period.

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

Marketing.    Marketing expenses include online and mobile marketing, search engine optimization and email costs, marketing personnel and related costs, agency fees, brand marketing, influencer marketing, printed collateral, consumer research, and other related costs. Marketing expenses unrelated to personnel costs may increase if we increase marketing spend to drive the growth of our business and increase our brand awareness.
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

Gain on Debt Restructuring. Gain on Debt Restructuring consists of the gain recognized on the troubled debt restructuring from the Recapitalization Transactions completed in October 2025.

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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in millions)		(in millions)
Revenue:
Subscription and Reserve rental revenue	$77.0	$66.3	$208.2	$200.9
Other revenue	10.6	9.6	29.9	28.9
Total revenue, net	87.6	75.9	238.1	229.8
Costs and expenses:
Fulfillment	24.0	21.4	66.9	62.6
Technology	10.5	8.7	29.9	27.0
Marketing	6.4	7.1	22.4	23.9
General and administrative	22.7	21.2	68.0	66.2
Rental product depreciation and revenue share	37.7	28.2	99.1	80.1
Other depreciation and amortization	2.5	3.0	7.8	9.6
Restructuring charges	—	—	—	0.2
Total costs and expenses	103.8	89.6	294.1	269.6
Operating loss	(16.2)	(13.7)	(56.0)	(39.8)
Gain on Debt Restructuring	96.3	—	96.3	—
Interest income / (expense), net	(7.0)	(6.1)	(20.2)	(17.7)
Other income / (expense), net	3.4	0.9	4.1	1.1
Net income (loss) before income tax benefit / (expense)	76.5	(18.9)	24.2	(56.4)
Income tax benefit / (expense)	—	—	(0.2)	(0.1)
Net income (loss)	$76.5	$(18.9)	$24.0	$(56.5)
Comparison of the three months ended October 31, 2025 and 2024
Total Revenue, Net.    Total revenue, net was $87.6 million for the three months ended October 31, 2025, an increase of $11.7 million, or 15.4%, compared to $75.9 million for the three months ended October 31, 2024. This increase was primarily driven by higher Subscription and Reserve rental revenue which was driven in part by a subscription price increase implemented in August 2025. In fiscal year 2025, we expect revenue to continue to increase due to higher subscription prices and as we work towards growing our customer base, with a particular focus on growing our Subscription offering.
Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $77.0 million for the three months ended October 31, 2025, an increase of $10.7 million, or 16.1%, compared to $66.3 million for the three months ended October 31, 2024. This increase was primarily driven by higher Average Active Subscribers and higher average revenue per subscriber. Higher average revenue per subscriber was primarily the result of the subscription price increase effective August 1, 2025 as well as newly implemented enforcement of our late fee policy. These increases were partially offset by lower Reserve rental revenue in the third quarter of fiscal year 2025 as compared to the third quarter of fiscal year 2024.
Other Revenue.    Other revenue was $10.6 million for the three months ended October 31, 2025, an increase of $1.0 million, or 10.4%, compared to $9.6 million for the three months ended October 31, 2024. This increase was primarily driven by higher Average Active Subscribers and higher average items purchased per subscriber, partially offset by a decrease in average selling price per item. Other revenue represented 12.1% of total revenue, down from 12.6% in the same period last year.

Costs and Expenses.    Total costs and expenses were $103.8 million for the three months ended October 31, 2025, an increase of $14.2 million, or 15.8%, compared to $89.6 million for the three months ended October 31, 2024. This increase was primarily driven by higher Revenue Share costs, higher Fulfillment costs, higher Technology costs, and higher G&A expenses, partially offset by a reduction in rental product depreciation and write-offs.
Fulfillment.    Fulfillment expenses were $24.0 million for the three months ended October 31, 2025, an increase of $2.6 million, or 12.1%, representing 27.4% of revenue, compared to $21.4 million for the three months ended October 31, 2024, representing 28.2% of revenue. The decrease in fulfillment expenses as a percentage of revenue was primarily driven by higher revenue per order driven by the subscription price increase implemented in August 2025, partially offset by higher transportation costs due to carrier rate increases and higher warehouse processing costs.

In fiscal year 2025, we expect fulfillment expenses as a percentage of total revenue to remain flat to fulfillment expenses as a percentage of total revenue in fiscal year 2024.
Technology.    Technology expenses were $10.5 million for the three months ended October 31, 2025, an increase of $1.8 million, or 20.7%, compared to $8.7 million for the three months ended October 31, 2024. Technology expenses were 12.0% of revenue for the three months ended October 31, 2025 compared to 11.5% for the same period last year due primarily to higher technology related employee costs. Technology related share-based compensation expense was $0.0 million for the three months ended October 31, 2025 and was $0.4 million for the same period last year.

In fiscal year 2025, we expect technology expenses to increase slightly as a percentage of total revenue compared to fiscal year 2024 due to higher employee expenses.
Marketing.    Marketing expenses were $6.4 million for the three months ended October 31, 2025, a decrease of $(0.7) million, or (9.9)%, compared to $7.1 million for the three months ended October 31, 2024. This decrease was driven primarily by lower brand marketing expenses. Marketing expenses unrelated to personnel costs were $5.6 million in the three months ended October 31, 2025 and 6.4% of revenue, compared to $6.4 million and 8.4% of total revenue for the same period last year.

In fiscal year 2025, we expect marketing expenses to decrease in dollars and as a percentage of total revenue compared to fiscal year 2024. The timing of our marketing expenses during the year will depend in part on the timing of marketing campaigns.

General and Administrative.    General and administrative (“G&A”) expenses were $22.7 million for the three months ended October 31, 2025, an increase of $1.5 million, or 7.1%, compared to $21.2 million for the three months ended October 31, 2024. This increase was driven primarily due to an increase in legal costs and credit card fees, partially offset by lower share-based compensation expense. G&A expenses as a percentage of revenue were 25.9%, compared to 27.9% last year. G&A related share-based compensation expense was $0.9 million for the three months ended October 31, 2025 and was $1.8 million for the three months ended October 31, 2024.

In fiscal year 2025, we expect general and administrative expenses to decrease as a percentage of total revenue compared to fiscal year 2024.
Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $37.7 million for the three months ended October 31, 2025, an increase of $9.5 million, or 33.7%, compared to $28.2 million for the three months ended October 31, 2024. The increase was primarily driven by higher Share by RTR units acquired. Rental product depreciation and revenue share was 43.0% of revenue in the three months ended October 31, 2025, up from 37.2% in the same period last year primarily due to the factors discussed above.
Other Depreciation and Amortization.    Other depreciation and amortization was $2.5 million for the three months ended October 31, 2025, a decrease of $(0.5) million, or (16.7)%, compared to $3.0 million for the three months ended October 31, 2024. This decrease was primarily driven by lower depreciation and amortization associated with machinery and equipment.

Restructuring Charges. There were no restructuring charges for the three months ended October 31, 2025 and October 31, 2024 for severance and related costs in connection with the January 2024 restructuring plan.
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
See “Note 5 — Restructuring and Related Charges” in the Notes to the Condensed Consolidated Financial Statements for more details on these charges.
Gain on Debt Restructuring. Gain on Debt Restructuring was $96.3 million for the three months ended October 31, 2025. The gain was recognized from the troubled debt restructuring from the Recapitalization Transactions completed in October 2025.
Interest Income / (Expense), Net.    Interest expense, net was $(7.0) million for the three months ended October 31, 2025, an increase in expense of $0.9 million, or 14.8%, compared to $(6.1) million for the three months ended October 31, 2024. This increase was driven by higher interest from the 2025 Amended Facility, and lower interest earned partially offset by lower debt discount amortization. Of the $(7.0) million total interest expense in the three months ended October 31, 2025, $(11.0) million was from paid-in-kind interest, $0.2 million was the net of cash interest earned, financing lease and other interest and $3.8 million was debt discount amortization, compared to $0.8 million net of cash interest earned, financing lease and other interest and $(6.9) million of debt discount amortization in the three months ended October 31, 2024.

Other Income / (Expense), Net. Other income / (expense), net was $3.4 million for the three months ended October 31, 2025 compared to $0.9 million for the three months ended October 31, 2024.
Comparison of the nine months ended October 31, 2025 and 2024
Total Revenue, Net.    Total revenue, net was $238.1 million for the nine months ended October 31, 2025, an increase of $8.3 million, or 3.6%, compared to $229.8 million for the nine months ended October 31, 2024. This increase was primarily driven by higher Subscription and Reserve rental revenue. In fiscal year 2025, we expect revenue to increase due to higher subscription prices and as we work towards growing our customer base, with a particular focus on growing our subscription business.

Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $208.2 million for the nine months ended October 31, 2025, an increase of $7.3 million, or 3.6%, compared to $200.9 million for the nine months ended October 31, 2024. This increase was primarily driven by higher average active subscribers, partially offset by lower Reserve rental revenue.
Other Revenue.    Other revenue was $29.9 million for the nine months ended October 31, 2025, an increase of $1.0 million, or 3.5%, compared to $28.9 million for the nine months ended October 31, 2024. Other revenue represented 12.6% of total revenue, up from 12.6% in the same period last year.
Costs and Expenses.    Total costs and expenses were $294.1 million for the nine months ended October 31, 2025, an increase of $24.5 million, or 9.1%, compared to $269.6 million for the nine months ended October 31, 2024. This increase was primarily driven by higher Revenue Share costs, higher Fulfillment costs, higher Technology costs and higher G&A costs. The increase was partially offset by lower Rental Product Depreciation and Write-Off expense, lower Other Depreciation and Amortization expense and lower Marketing costs.

Fulfillment.    Fulfillment expenses were $66.9 million for the nine months ended October 31, 2025, an increase of $4.3 million, or 6.9%, representing 28.1% of revenue, compared to $62.6 million for the nine months ended October 31, 2024, representing 27.2% of revenue. The increase in fulfillment expenses as a percentage of revenue was primarily driven by higher transportation costs due to carrier rate increases and increases in warehouse processing costs.

In fiscal year 2025, we expect fulfillment expenses as a percentage of total revenue to remain flat to fulfillment expenses as a percentage of total revenue in fiscal year 2024.
Technology.    Technology expenses were $29.9 million for the nine months ended October 31, 2025, an increase of $2.9 million, or 10.7%, compared to $27.0 million for the nine months ended October 31, 2024. Technology expenses were 12.6% of revenue for the nine months ended October 31, 2025 compared to 11.7% for the same period last year due to higher technology related employee costs. Technology related share-based compensation expense was $0.5 million for the nine months ended October 31, 2025 and was $1.5 million for the same period last year.

In fiscal year 2025, we expect technology expenses to slightly increase as a percentage of total revenue compared to fiscal year 2024.
Marketing.    Marketing expenses were $22.4 million for the nine months ended October 31, 2025, a decrease of $(1.5) million, or (6.3)%, compared to $23.9 million for the nine months ended October 31, 2024. This decrease was driven primarily by lower paid marketing expenses and lower personnel costs. Marketing expenses unrelated to personnel costs were $20.0 million in the nine months ended October 31, 2025 and 8.4% of revenue, compared to $21.7 million and 9.4% of total revenue for the same period last year.

In fiscal year 2025, we expect marketing expenses to decrease in dollars and as a percentage of total revenue compared to fiscal year 2024. The timing of our marketing expenses during the year will depend in part on the timing of marketing campaigns.

General and Administrative.    General and administrative (“G&A”) expenses were $68.0 million for the nine months ended October 31, 2025, an increase of $1.8 million, or 2.7%, compared to $66.2 million for the nine months ended October 31, 2024. This increase was driven primarily by transaction related expenses partially offset by lower share-based compensation expense, gain on the liquidation of rental product and exchange rate. G&A expenses as a percentage of revenue were 28.6%, compared to 28.8% last year, as we saw increased operating leverage with a lower cost base post-restructuring. G&A related share-based compensation expense was $3.3 million for the nine months ended October 31, 2025 and was $6.1 million for the nine months ended October 31, 2024.

In fiscal year 2025, we expect general and administrative expenses to decrease as a percentage of total revenue compared to fiscal year 2024.
Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $99.1 million for the nine months ended October 31, 2025, an increase of $19.0 million, or 23.7%, compared to $80.1 million for the nine months ended October 31, 2024. The increase was primarily driven by higher Share by RTR units acquired. Rental product depreciation and revenue share was 41.6% of revenue in the nine months ended October 31, 2025, up from 34.9% in the same period last year primarily due to the factors discussed above.
Other Depreciation and Amortization.    Other depreciation and amortization was $7.8 million for the nine months ended October 31, 2025, a decrease of $(1.8) million, or (18.8)%, compared to $9.6 million for the nine months ended October 31, 2024. This decrease was primarily driven by lower depreciation and amortization associated with machinery and equipment.
Restructuring Charges. Restructuring charges were $0.2 million for the nine months ended October 31, 2024 for severance and related costs in connection with the January 2024 restructuring plan. These charges are reflected in Restructuring charges on our Consolidated Statement of Operations.

Gain on Debt Restructuring. Gain on Debt Restructuring was $96.3 million for the nine months ended October 31, 2025. The gain was recognized from the troubled debt restructuring from the Recapitalization Transactions completed in October 2025.

Interest Income / (Expense), Net.    Interest expense, net was $(20.2) million for the nine months ended October 31, 2025, an increase in expense of $2.5 million, or 14.1%, compared to $(17.7) million for the nine months ended October 31, 2024. This increase was driven by higher interest from the 2025 Amended Facility and lower interest earned partially offset by lower debt discount amortization. Of the $(20.2) million total interest expense in the nine months ended October 31, 2025, $(22.2) million was from paid-in-kind interest, $1.2 million was the net of interest earned, financing lease and other interest and $0.8 million was debt discount amortization, compared to $2.3 million net of interest earned, financing lease and other interest and ($20.0) million of debt discount amortization in the nine months ended October 31, 2024.

Other Income / (Expense), Net. Other income / (expense), net was $4.1 million for the nine months ended October 31, 2025, an increase of $3.0 million, compared to $1.1 million for the nine months ended October 31, 2024.
Non-GAAP Financial Metrics
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP financial metrics are useful in evaluating our performance. These non-GAAP financial metrics are not meant to be considered as indicators of our financial performance in isolation from, or as a substitute for, our financial information prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. There are limitations to the use of the non-GAAP financial metrics presented in this Quarterly Report. For example, our non-GAAP financial metrics may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial metrics differently than we do, limiting the usefulness of those measures for comparative purposes.
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

Net Income (Loss) was $76.5 million for the three months ended October 31, 2025 compared to $(18.9) million for the three months ended October 31, 2024. Net Income (Loss) as a percentage of revenue was 87.3%, and (24.9)% for the three months ended October 31, 2025 and 2024, respectively. Net Income (Loss) was $24.0 million for the nine months ended October 31, 2025 compared to $(56.5) million for the nine months ended October 31, 2024. Net Income (Loss) as a percentage of revenue was 10.1%, and (24.6)% for the nine months ended October 31, 2025 and 2024, respectively, and included $0.2 million of restructuring and related charges during the nine months ended October 31, 2024.

Net Income for the three and nine months ended October 31, 2025 increased year-over-year primarily due to the impact of the Gain on Debt Restructuring as a result of the recapitalization. Net Loss for the three and nine months ended October 31, 2025, excluding the Gain on Debt Restructuring as a result of the recapitalization transactions,increased year-over-year primarily due to lower Gross Profits, higher Technology costs and higher G&A expenses, partially offset by lower Marketing costs.

Our Adjusted EBITDA was $4.3 million for the three months ended October 31, 2025 compared to $9.3 million for the three months ended October 31, 2024, representing margins of 4.9% and 12.3%, respectively. Our Adjusted EBITDA was $6.6 million for the nine months ended October 31, 2025 compared to $29.5 million for the nine months ended October 31, 2024, representing margins of 2.8% and 12.8%, respectively. Adjusted EBITDA Margin decreased for the three and nine months ended October 31, 2025 primarily due to higher revenue share and fulfillment costs as a percentage of revenue.

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in millions)		(in millions)
Net income (loss)	$76.5	$(18.9)	$24.0	$(56.5)
Interest (income) / expense, net (1)	7.0	6.1	20.2	17.7
Rental product depreciation	15.5	16.5	44.6	47.6
Other depreciation and amortization (2)	2.5	3.0	7.8	9.6
Share-based compensation (3)	0.9	2.2	3.8	7.6
Write-off of liquidated assets (4)	0.6	1.1	1.8	3.9
Non-recurring adjustments (5)	(1.8)	0.1	0.2	0.1
Non-ordinary course legal fees (6)	2.8	0.1	4.8	0.1
Restructuring charges (7)	—	—	—	0.2
Gain on Debt Restructuring (8)	(96.3)	—	(96.3)	—
Income tax (benefit) / expense	—	—	0.2	0.1
Other (income) / expense, net (9)	(3.4)	(0.9)	(4.1)	(1.1)
Other (gains) / losses (10)	—	—	(0.4)	0.2
Adjusted EBITDA	$4.3	$9.3	$6.6	$29.5
Net Income (Loss) as a percentage of revenue	87.3%	(24.9)%	10.1%	(24.6)%
Adjusted EBITDA Margin (11)	4.9%	12.3%	2.8%	12.8%
__________
(1)Includes debt discount amortization of $(7.7) million in the three months ended October 31, 2025, $6.9 million in the three months ended October 31, 2024, $(0.8) million in the nine months ended October 31, 2025 and $20.0 million in the nine months ended October 31, 2024.
(2)Reflects non-rental product depreciation and capitalized software amortization.
(3)Reflects the non-cash expense for share-based compensation.
(4)Reflects the write-off of the remaining book value of liquidated rental product that had previously been held for sale.
(5)Non-recurring adjustments for the three and nine months ended October 31, 2025 primarily includes $(1.8) million and $0.2 million of transaction related costs. Non-recurring adjustments for the three and nine months ended October 31, 2024 includes $0.1 million of costs related to one-time professional fees.
(6)Non-ordinary course legal fees for the three and nine months ended October 31, 2025 includes $2.8 million and $4.8 million of costs related to securities lawsuits and non-recurring legal fees including transaction related costs. Non-ordinary course legal fees for the three and nine months ended October 31, 2024 includes $0.1 million of costs related to a class action lawsuit.
(7)Reflects restructuring charges primarily related to severance and related costs in connection with the January 2024 restructuring plan.
(8)Reflects the gain recognized from the troubled debt restructuring from the Recapitalization Transactions completed in October 2025.
(9)Includes other (income) / expense recognized in the period.
(10)Includes gains / losses recognized in relation to foreign exchange, operating lease terminations and the related surrender of fixed assets (see “Note 6 - Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements).
(11)Adjusted EBITDA Margin calculated as Adjusted EBITDA as a percentage of revenue.

Liquidity and Capital Resources
We have reported net income from operations of $76.5 million and $24.0 million for the three and nine months ended October 31, 2025, respectively, due to the recognition of a Gain on Debt Restructuring of $96.3 million during the three months ended October 31, 2025. Prior to the third quarter of fiscal year 2025, the Company incurred significant recurring net losses since inception and has an accumulated deficit of $(1,099.0) million as of October 31, 2025. The Company has historically relied upon debt and equity financing to fund our operations. Our cash flows from operations for the nine months ended October 31, 2025 were $(3.6) million. Cash outflows from investing activities were $(42.9) million for the nine months ended October 31, 2025. As of October 31, 2025, we had cash and cash equivalents of $50.7 million, restricted cash of $8.7 million, current liabilities of $68.6 million as of October 31, 2025 and long-term debt of $159.1 million with a maturity date in October 2029. We currently expect that our cash and cash equivalents balance will decline in fiscal year 2025 as a result of our business plans and strategy to significantly increase the quantity and desirability of rental product available to our customers.

We are a borrower under a loan agreement with CHS (US) Management LLC (as successor in interest to Double Helix Pte Ltd.) as administrative agent for Temasek Holdings, and CHS US Investments LLC, as lender (following a debt assignment from Double Helix Pte Ltd. in March 2025). In January 2023, we entered into an amendment and restatement of such facility (the “2022 Amended Temasek Facility”). The 2022 Amended Temasek Facility extended the maturity date from October 2024 to October 2026, reduced cash interest payments by over $20 million for the two succeeding fiscal years while the total interest rate remained unchanged during this period, with subsequent increases thereafter. In connection with the 2022 Amended Temasek Facility, we also granted warrants to purchase 100,000 shares of Class A Common Stock at an exercise price of $100.00 per share, along with other clarifications and updates. In December 2023, we entered into the 2023 Amended Temasek Facility. The 2023 Amended Temasek Facility eliminated all interest (payment-in-kind and cash interest) for six full fiscal quarters beginning with the fourth quarter of fiscal year 2023, reduced the minimum liquidity maintenance covenant from $50 million to $30 million, and provided that the Company may not exceed mutually agreed upon quarterly and annual spend levels for rental product capital, fixed operating, and marketing expenditures during fiscal year 2024 of $51 million, $100 million (excluding $10 million of specified permitted expenditures), and $30 million, respectively, on an annual basis, and to-be-agreed levels for fiscal years 2025 and 2026, subject to the debt holders’ consent and certain exceptions. The quarterly and annual spend levels for rental product capital, fixed operating, and marketing expenditures for fiscal year 2025 were eliminated under the Fourteenth Amendment to the debt facility. In fiscal year 2025, we have incurred cash and paid-in-kind interest beginning May 1, 2025. For a description of the terms of our current and prior credit agreements, see “Note 8 – Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements.

On October 28, 2025, the Company completed the previously announced recapitalization transactions to enhance the Company’s financial position and financial flexibility by significantly reducing its existing indebtedness, improving its borrowing rate and extending the maturity of its remaining indebtedness. The Company’s lender exchanged $100 million of existing outstanding indebtedness on a dollar-for-dollar cashless basis for new term loans under the New Credit Agreement and exchanged the remaining indebtedness for 26,175,193 newly issued shares of the Company’s Class A Common Stock. The Investor Group also provided an additional $20 million of new term loans under the New Credit Agreement, resulting in a total aggregate principal amount of $120 million. The Company’s minimum liquidity maintenance covenant was also reduced from $30 million to $15 million until February 20, 2027.

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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2025	2024
	(in millions)
Net cash (used in) provided by operating activities	$(3.6)	$11.5
Net cash (used in) provided by investing activities	(42.9)	(20.8)
Net cash (used in) provided by financing activities	19.4	(1.6)
Net (decrease) increase in cash and cash equivalents and restricted cash	(27.1)	(10.9)
Cash and cash equivalents and restricted cash at beginning of period	86.5	94.0
Cash and cash equivalents and restricted cash at end of period	$59.4	$83.1
We also measure the cash consumption of the business including capital expenditures, by assessing net cash used in operating activities and net cash used in investing activities on a combined basis, which was $(46.5) million for the nine months ended October 31, 2025 and $(9.3) million for the nine months ended October 31, 2024. The cash consumption of the business was higher in the first three quarters of fiscal year 2025 compared with the same period of fiscal year 2024 primarily due to higher purchases of rental product and higher net loss, excluding the Gain on Debt Restructuring, compared to the prior period. The sum of net cash used in operating activities and net cash used in investing activities, as a percentage of revenue, was (19.5)% for the nine months ended October 31, 2025 and (4.0)% for the nine months ended October 31, 2024.

Net cash (used in) provided by operating activities.    For the nine months ended October 31, 2025, net cash provided by operating activities was $(3.6) million, which consisted of a net income of $24.0 million, non-cash items of $(19.1) million, reclassification of the proceeds from the sale of rental product of $19.7 million and a net change of $11.2 million in our operating assets and liabilities. The non-cash items were primarily comprised of a Gain on Debt Restructuring of $96.3 million, $44.2 million of rental product depreciation and write-off expenses, $22.2 million of payment-in-kind interest, $3.8 million of share-based compensation, $(0.8) million of debt discount amortization, and $7.8 million of other fixed and intangible asset depreciation.

For the nine months ended October 31, 2024, net cash used in operating activities was $11.5 million, which consisted of a net loss of $(56.5) million, offset by non-cash charges of $85.6 million, reclassification of the proceeds from the sale of rental product of $20.1 million and a net change of $2.5 million in our operating assets and liabilities. The non-cash charges were primarily comprised of $48.2 million of rental product depreciation and write-off expenses, $7.6 million of share-based compensation, $20.0 million of debt discount amortization, and $9.8 million of other fixed and intangible asset depreciation.
Net cash (used in) provided by investing activities.    For the nine months ended October 31, 2025, net cash used in investing activities was $(42.9) million, primarily consisting of $(61.9) million of purchases of rental product incurred in the period and $(2.9) million of purchases of fixed and intangible assets. The investment in rental product does not include an additional $(8.8) million of cost for units received in the current period but not yet paid for, but does include $2.7 million of cost for units paid for in the current period but received in the prior period (see the Supplemental Cash Flow Information in Part I, Item 1. “Financial Statements (Unaudited)”). The investment in rental product was to support our rental product strategy. The majority of the investment in fixed and intangible assets was primarily related to machinery and equipment. The cash used in investing activities was partially offset by $19.7 million of proceeds from the sale of owned rental product and $2.2 million of proceeds from the liquidation of rental product.
For the nine months ended October 31, 2024, net cash used in investing activities was $(20.8) million, primarily consisting of $(41.4) million of purchases of rental product incurred in the period and $(2.9) million of purchases of fixed and intangible assets. The investment in rental product did not include an additional $(6.7) million of cost for units received in the current period but not yet paid for, but did include $1.4 million of cost for units paid for in the current period but received in the prior period (see Supplemental Cash Flow Information in Part I, Item 1. “Financial Statements (Unaudited)”). The investment in rental product was to support our rental product strategy. The majority of the investment in fixed and intangible assets was primarily related to machinery and equipment. The cash used in investing activities was partially offset by $20.1 million of proceeds from the sale of owned rental products and $3.4 million of proceeds from the liquidation of rental product.
Net cash provided by (used in) financing activities.    During the nine months ended October 31, 2025, net cash provided by financing activities was $19.4 million, primarily due to net cash proceeds from the recapitalization transactions.
During the nine months ended October 31, 2024, net cash used in financing activities was $(1.6) million, consisting of other financing payments.
Contractual Obligations and Commitments
In December 2023, we entered into the 2023 Amended Temasek Facility, which eliminated all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023, reduced the minimum liquidity maintenance covenant from $50 million to $30 million, and provided that we may not exceed mutually agreed upon quarterly and annual spend levels for rental product capital expenditures, fixed operating expenses and marketing expenditures during fiscal year 2024 and to-be-agreed levels for fiscal years 2025 and 2026. The quarterly and annual spend levels for rental product capital, fixed operating, and marketing expenditures for fiscal year 2025 were eliminated under the Fourteenth Amendment to the debt facility. As of October 31, 2025, we had approximately $159.1 million of total debt outstanding, none of which matures within the next 12 months. See “Note 8 — Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information. In October 2025, the Company completed the previously announced recapitalization transactions to enhance the Company’s financial position and financial flexibility by significantly reducing its existing indebtedness, improving its borrowing rate and extending the maturity of its remaining indebtedness. See “Note 4 — Recapitalization Transactions” in the Notes to the Condensed Consolidated Financial Statements for more information. See “Note 6 – Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements for our minimum fixed lease obligations under existing lease agreements as of October 31, 2025. See “Note 16 - Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for our minimum purchase commitments for technology services as of October 31, 2025.

Critical Accounting Estimates
Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our 2024 Annual Report on Form 10-K. In the nine months ended October 31, 2025, there were no material changes to our critical accounting estimates from those discussed in our 2024 Annual Report on Form 10-K except as discussed below.

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

Given the Company’s stock price decline during the first three quarters of fiscal year 2025 and fourth quarter of fiscal year 2024, the Company concluded a triggering event had occurred and performed an impairment analysis of its long-lived assets as of October 31, 2025 and January 31, 2025. Based on the quantitative assessments performed, undiscounted cash flows expected to be generated by the use and eventual disposition of the Company’s long-lived assets exceeded their carrying values and therefore no impairment was recognized for the nine months ended October 31, 2025 and year ended January 31, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our quantitative and qualitative disclosures about market risk are described under the heading “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report on Form 10-K. In the three months ended October 31, 2025, there were no material changes to our quantitative and qualitative disclosures about market risk from those discussed in our 2024 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of October 31, 2025 because of the material weaknesses in our internal control over financial reporting described below.
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
Material Weaknesses in Internal Control Over Financial Reporting
We identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of October 31, 2025, these material weaknesses remain unremediated.
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
The IT control deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1. LEGAL PROCEEDINGS
The information contained in “Note 16 — Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements is incorporated by reference into this Item.
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
Risks Related to the Recapitalization Transactions

We may fail to realize all of the anticipated benefits of the Recapitalization Transactions, or those benefits may be short-lived or insufficient for our future needs.

On October 28, 2025, we closed the Recapitalization Transactions to strengthen our financial position and financial flexibility by significantly reducing our existing indebtedness and adding capital to the business. See “Note 3 - Liquidity” and “Note 4 - Recapitalization Transactions” in the Notes to the Condensed Consolidated Financial Statements for more information. We may fail to fully realize the anticipated benefits of the Recapitalization Transactions or such benefits may be short-lived or insufficient for our future needs due to factors within or outside our control. Our ability to continue to grow our business depends, among other things, upon our ability to successfully execute on our business strategies, hire, retain and motivate key talent, obtain financing for our capital needs, scale our systems efficiently and effectively, control costs, comply with our debt covenants, and manage the pressures on our management and administrative, operational and financial infrastructure. If we fail to realize the anticipated benefits of the Recapitalization Transactions, or if those benefits are short-lived or insufficient for our future needs, it could have an adverse effect on our business, financial condition and results of operations.

In connection with the Recapitalization Transactions, we entered into a new credit agreement, which includes covenants that could restrict our operations or our ability to pursue growth strategies and initiatives, and failure to comply with these covenants could have a material adverse effect on our business, financial condition and results of operations.

Upon the closing of the Recapitalization Transactions, we entered into an amended and restated credit agreement (the “New Credit Agreement”), by and among the Company, as borrower, CHS (US) Management LLC, as administrative agent (the “Agent”), and CHS US Investments LLC (“Lender”), Gateway Runway, LLC (“Nexus”) and S3 RR Aggregator, LLC, as lenders (“STORY3” and, collectively with Lender and Nexus, the “Investor Group”). The New Credit Agreement amended and restated our prior credit agreement, dated as of July 23, 2018, by and among the Company, as borrower, the lenders from time to time party thereto and the Agent (as successor-in-interest to Double Helix Pte Ltd.) the “Prior Credit Agreement”). The New Credit Agreement contains negative covenants that limit our ability to, among other things, incur additional indebtedness, pay dividends, redeem stock or make other distributions, amend our material agreements, make investments, incur liens, make negative pledges, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, and enter into certain transactions with affiliates. Our obligation to comply with such covenants, particularly the liquidity covenant, which resets to $30 million in February 2027, could decrease our operating flexibility and our ability to achieve our operating objectives, which could have an adverse effect on our business, financial condition and results of operations.

Further, in the past we have sought waivers and/or concessions from our Lender to ensure our continued compliance with certain covenants under our Prior Credit Agreement, and we may in the future be unable to comply with the covenants under the New Credit Agreement. If we were unable to comply with our covenants and successfully negotiate with the Investor Group for a waiver or dispensation of such covenants under the New Credit Agreement, Agent would have the right to accelerate repayment of all outstanding obligations under the New Credit Agreement, which would become immediately due and payable, and exercise all other rights and remedies available under the New Credit Agreement. While our Lender has previously granted waivers or entered into amendments to the Prior Credit Agreement to avoid certain events of default, there can be no assurance that the Investor Group will be willing to do so in the future. In addition, the rights of the Investor Group under the New Credit Agreement are transferable and assignable, and any transferee may not be willing to grant such waivers or enter into such amendments, or have interests that align with us and our stockholders. Therefore, any failure to comply with the covenants under the New Credit Agreement and negotiate with the Investor Group could have a material adverse effect on our business, financial condition and results of operations.

Failure to manage our Board transition and related changes could materially adversely affect our business.

To facilitate the Recapitalization Transactions, the Board has been restructured, including new and departing members, changes to the Audit Committee composition, and the designation of Mr. Fonseca as Executive Chair, and this transition may cause temporary uncertainty and disruption. Additionally, the Investor Group has indicated that it is continuing to use commercially reasonable efforts to identify and designate a third Investor Group director to the Board, which could take place in the near future.

The potential uncertainty and disruption resulting from the Board transition and related changes, along with the ongoing efforts to identify a third Investor Group director, could have an adverse effect on our business, financial condition and results of operations. For more information on the Board transition, see “Note 4 - Recapitalization Transactions” in the Notes to the Condensed Consolidated Financial Statements for more information.

Risks Related to Our Business and Industry
If we are unable to drive future growth or manage our growth effectively, our brand, Company culture, and financial performance may suffer.

We must continue to drive revenue growth to be successful. To effectively drive growth, we must continue to enhance customer experience and attract and retain customers (particularly subscribers), invest in inventory, iterate our subscription products, manage the interplay between our various offerings, invest in digital consumer innovation, expand our brand awareness and marketing, and upgrade our management information and reverse logistics systems and other processes. Our growth and growth strategies have in the past strained, and could in the future strain, our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing our broad employee base. Failure to scale and preserve our Company culture as we grow could also harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

Our growth strategy is focused on continuing to grow, engage, and retain our subscriber and customer base, investing in inventory, expanding our brand partner relationships and non-Wholesale procurement channels, efficiently managing our advertising and marketing spending, and continuing to invest in our offerings and technology. The majority of our revenue is generated by our subscribers. Our base subscription plans range in price and customers can customize their subscription monthly by purchasing additional slots and shipments. Although we often highlight certain subscription plans over others in an attempt to optimize conversion, we cannot be certain that these updates will be successful. Also, our subscriptions renew automatically on a monthly basis and subscribers may disable automatic renewal by canceling or pausing their subscription prior to the next month’s bill date. As a result, even though a significant number of subscribers have historically renewed their monthly subscription, there can be no assurance that we will be able to retain a significant portion of subscribers beyond the existing monthly subscription periods. In addition, any limitation or restriction imposed on our ability to bill our subscribers on a recurring basis, enforce our terms of service or collect data or deliver relevant promotions or media, whether due to new regulations or otherwise, may significantly lower our subscription retention rate. We also offer our customers the option to rent or buy items via our Reserve offering and Resale offering, respectively, which we believe is a strong competitive advantage but adds complexity to our business that we must effectively manage to drive growth. For example, our Resale strategy shifts from time to time to optimize inventory in-stock and revenue by reducing or increasing our units sold via Resale. Further, in fiscal year 2025, we have focused on active subscriber growth and have experienced weakness in Reserve. Our Subscription plans and offerings do not have demonstrably long track records of success and may not grow as much or as fast as we expect. For example, our active subscriber count decreased year-over-year in fiscal year 2024 and, although we are focused on growth initiatives, may continue to decline in the future. In addition, our number of active subscribers may be higher or lower than the number of our actual individual subscribers, because some active subscribers may have multiple accounts (such as for professional and personal purposes), or some may share their plans with other individuals. Although we anticipate an increase in our year-over-year revenue growth rate in fiscal year 2025, if our growth and/or growth rates do not meet expectations, the perception of our business, financial condition and results of operations by investors and our third-party service providers and brand partners may be adversely affected.
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
We also expect to continue to expend substantial financial and other resources to grow our business, and we may fail to allocate our resources in a manner that results in increased revenue growth in our business. Further, our cash position and minimum liquidity covenant in our New Credit Agreement may limit our ability to invest sufficiently in future growth initiatives, including, but not limited to, funding marketing initiatives and procuring inventory. Additionally, we may encounter unforeseen capital or operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods and undermine our profitability goals. If our revenue growth does not meet our expectations in future periods, our business, financial condition, and results of operations may be harmed, and we may not achieve or sustain profitability in the future.
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
The growth of our business is dependent upon our ability to continue to grow by cost-effectively adding new customers and retaining existing customers. Historically, a substantial portion of new customer acquisition has originated from organic word-of-mouth and other non-paid referrals. Our marketing initiatives are generally focused on re-engaging lapsed and paused customers, retaining existing customers and growing our base of new customers. In addition, we continue to focus on growing traffic and conversion rates by optimizing our organic social media channels, by improving our email marketing performance, by refreshing our lifecycle marketing engine, by increasing paid marketing efficiency, and by focusing on our search engine ranking for relevant keywords. These efforts are ongoing and, although we have seen some positive results, they are subject to change and may not result in a sustained increase in customer conversion, loyalty or engagement. As a result, our levels of paid and organic growth may continue to fluctuate and/or overall growth may decline.
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
We utilize promotional pricing to attract customers and subscribers who may have heightened price sensitivity and who may not be willing to pay full price for our offering when the promotion period expires. For example, we have observed that subscribers who receive steep discounts have higher rates of cancellation. In the first half of 2025, we provided a free membership month to certain new and lapsed customers, who may or may not continue their subscription when their free month expires. Our promotional strategy changes regularly and is subject to experimentation.We expect that we will continue to adjust our promotional policies in response to our business objectives and market conditions. Our business performance may be adversely impacted if our promotional strategy is not effective at attracting and retaining customers.

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
•ensuring on-time delivery of orders;
•the ease with which customers can find items they are looking for, including the effectiveness of our search and discovery tools, merchandising, and inventory availability;
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

If existing customers no longer find our offerings and products appealing, appropriately priced or easy to use, or if we are unable to provide high-quality support to customers to help them resolve issues in a timely and acceptable manner, they may stop using our offerings, we may experience negative publicity and word-of-mouth and other referrals may be hampered. For example, in August 2025 we implemented a price increase for our subscription plans. If our customers no longer perceive our subscription plans as appropriately priced and cancel or pause their subscriptions, our business and financial results could be harmed. We are focused on investing in our customer’s experience and delivering even more value to her, including by focusing on nearly doubling our inventory selection in fiscal year 2025 and emphasizing the value proposition of our offering in our marketing materials, among other initiatives; however these or other initiatives to retain customers may not be successful at improving customer satisfaction, subscriber retention and/or revenues and may require additional costs or lead to unanticipated consequences. Even if our existing customers continue to find our offerings and products appealing and our customer service satisfactory, they may decide to downgrade to a less frequent, lower cost subscription and/or rent fewer items due to price sensitivity and/or changing demand or other reasons. If customers downgrade their subscriptions or make fewer or lower priced rentals, our financial results could be negatively affected.
We have a history of losses, and we may be unable to achieve or sustain profitability.
We had a net income (loss) of $24.0 million and $(69.9) million for the nine months ended October 31, 2025 and year ended January 31, 2025, respectively, and have in the past had net losses. We reported net income for the three and nine months ended October 31, 2025 due to the recognition of a Gain on Debt Restructuring of $96.3 million during the three months ended October 31, 2025. As of October 31, 2025, we had an accumulated deficit of $(1,099.0) million. Further, for a variety of reasons, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to sustain or increase our profitability.
Our ability to generate profit depends on our ability to grow customers and revenue and drive operational efficiencies in our business to generate better margins. In recent years, we have taken significant steps to reduce our operating costs, improve our margins, and make progress towards profitability. We expect fiscal year 2025 to be a year of investment as we plan to significantly increase the amount of new inventory we acquire and, therefore, expect to increase our net losses year-over-year, excluding the Gain on Debt Restructuring discussed above. We may also continue to generate net losses in order to:
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

We have not always predicted our customers’ preferences and acceptance levels of our products with accuracy. We may misjudge demand and over or under purchase rental product. In addition, external events may disrupt or change customer preferences and behaviors in ways we are not able to anticipate. Lower availability, including depth and breadth levels, has negatively impacted active subscriber retention in the past. Although we expect to nearly double the new inventory added to our site year-over-year in fiscal year 2025, we anticipate quarterly fluctuations to occur due to the timing of our purchases, seasonality and other factors within or outside of our control, which may negatively impact customer retention and, therefore, revenue. Any future decreases in our rental product availability levels, including in connection with other business objectives, may negatively impact active subscribers.
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
Furthermore, whether accurate or not, negative publicity about our business, operations, or employees, and customer complaints have in the past, and could in the future, harm our reputation, customer trust and referrals of our services, brand partner confidence, vendor confidence, employee morale and culture, and our ability to recruit new employees effectively. In addition, negative publicity related to our brand partners, influencers and other vendors that we have partnered with may damage our reputation, even if the publicity is not directly related to us. Negative commentary concerning us or our brand partners may also be posted on social media platforms at any time and may have an adverse impact on our brand, reputation and business. The harm of negative publicity, particularly on social media platforms, may be immediate, without affording us an opportunity for redress or correction.
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
Our industry is characterized by rapidly changing technology, new service and product introductions, and changing customer demands and preferences, and we are not able to predict the effect of these changes on our business. In addition, we believe that our future success depends, in part, on our ability to anticipate and respond effectively to new technology disruption and developments and keep pace more generally with technological changes and trends. These include new software applications or related services based on artificial intelligence, augmented reality, machine learning, or robotics or more generally evolving trends in e-commerce. For example, we continue to focus on improving the performance and design of our website and mobile application for our customers; however, our efforts may be unsuccessful. The technologies that we currently use to support our business platform are highly interconnected and complex (as discussed elsewhere in these risk factors) and may become inadequate or obsolete, and the cost of incorporating new technologies into our offerings and services may be substantial. In addition, any failure by us to adequately integrate technological developments in our approach to data management could harm our ability to leverage data, including customer data, collected through our technology and our systems, which could have a negative effect on our business. If we are unable to adequately utilize our data in support of our operations due to technical or other limitations, our ability to drive leverage in operational efficiencies and to attract new customers and retain existing customers could be impaired. In addition, if we are unable to successfully leverage new technology to automate and otherwise enhance and drive efficiencies in our operations, our business, results of operations and financial condition could be harmed.
Our partners and customers may not be satisfied with our technological or other platform enhancements or new offerings or may perceive that these offerings do not respond to their needs or create value for them. Our customers may also be dissatisfied with the product mix we currently offer or will offer in the future.

Additionally, as we invest in and experiment with new offerings or changes to our platform, our partners and customers may find these changes to be disruptive and may perceive them negatively. . For example, we are focused on enhancing the prospecting funnel on our website to optimize conversion. We have also recently introduced enhanced features such as a new rewards program and personalized home page. These new offerings and updates do not have demonstrably long track records of success for us and could result in higher costs, not meet our expectations and goals, and/or have other unforeseen impacts on the business. In addition, developing new offerings and services is complex, and the timetable for their public launch is difficult to predict and may vary from our expectations. As a result, the introduction of new offerings may occur after anticipated release dates, or they may be introduced as pilot programs, which may not be continued for various reasons. In addition, new offerings may not be successful due to defects or errors, negative publicity, or our failure to market them effectively. New offerings may not drive revenue growth, customer acquisition or retention, may require substantial investment and planning, and may bring us more directly into competition with companies that are better established or have greater resources than we do. If we do not continue to cost-effectively develop new offerings that satisfy our brand partners and customers, then our competitive position and growth prospects may be harmed. In addition, changes to subscription plans or new offerings may have lower margins than we anticipate or than existing offerings, and our revenue from new offerings may not be enough to offset the cost of developing and maintaining them, which could adversely affect our business, financial performance, and growth. Finally, the success of our technology and product initiatives overall depends upon our engineering and product teams and leadership, which have experienced recent transition and may continue to experience transition in the future. If our team building efforts or engineering and product strategies and plans are not successful or are not executed successfully, our growth may decline and we may not achieve our profitability goals.
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
We believe that our success and future growth depend largely upon the continued services of our senior management team, including our Co-Founder, Chief Executive Officer and President Jennifer Y. Hyman. From time to time, there have been and may be future changes in our executive management team resulting from the hiring or departure of these executives. Our executive officers are employed on an at-will basis, which means they may terminate their employment with us at any time. Further, uncertainty during the current transition period following the Recapitalization Transactions, including the related Board transitions, or a perception that the new management incentive plan is not sufficiently motivating, could result in regrettable management attrition. The loss of one or more of our executive officers, the failure to appropriately manage executive transitions, or the failure by our executive team to effectively work with our new Board and our employees and lead our Company, could harm our business. We do not maintain key man life insurance with respect to any member of management or other employee.

In addition, our future success will depend upon our ability to attract and retain employees, particularly for key roles, such as engineering and technology (including product and data science), brand, marketing, buying and planning, and logistics, as well as hourly fulfillment workers and customer service agents. Such efforts have required, and are expected to continue to require significant time, expense, and attention as there is intense competition for such individuals, particularly in New York City, Galway, New Jersey and Texas, and new hires require significant training and time before they achieve full productivity. We may be unable to maintain competitive wage and salary levels, which may increase further due to inflation and potential laws increasing minimum wages. Our inability to maintain competitive wage and salary levels could increase attrition and make recruiting more difficult. Alternatively, we may be required to increase current compensation levels to attract and retain employees, which could negatively impact our profitability goals. In addition, prospective and existing employees often consider the value of the equity awards they may receive in connection with their employment and i) our stock price has declined significantly since our 2021 IPO and ii) we expect to grant equity awards to a smaller group of senior leaders going forward. If the perceived value of our equity awards is inadequate or experiences significant volatility, it may adversely affect our ability to recruit and retain key employees. Although we have implemented different types of programs with a goal of incentivizing our employees,,these programs and plans may not have the intended incentivization and retention benefits, particularly in light of our current stock price volatility. Further our continued efforts to optimize our cost structure and organization design has made, and in the future may, make it more difficult to attract and retain employees for key roles.
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

Our brand and manufacturing partners may increase their pricing if raw materials, labor, or other costs become more expensive or subject to other pricing pressures. The inputs used to manufacture products are subject to availability constraints and price volatility. In addition, our brand partners may pass the increase in sourcing costs to us through price increases, thereby impacting our margins. For example, if manufacturers increase their costs, our Exclusive Designs may not be as cost-effective for us or our brand partners to produce, which could negatively impact our ability to meet our financial goals. The fabrics used in our products are made of raw materials including petroleum-based products and cotton. Significant price fluctuations or shortages in petroleum, cotton, or other raw materials could significantly increase our cost of revenue and the cost associated with procuring products via Exclusive Designs. Moreover, in the event of a significant disruption in the price or supply of the fabrics or raw materials used in the manufacture of the products we offer, such as due to changes in global trade policies, tariffs and other measures that could restrict international trade or due to restrictions on Xinjiang cotton, we and/or our partners might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. In particular, there is significant uncertainty about the future relationship between the United States and other countries with respect to global trade policies, tariffs and treatises. The United States has imposed significant new tariffs on China related to the importation of certain product categories, and other countries may change their business and trade policies in anticipation of or in response to the United States’s increased import tariffs and other changes in U.S. trade policies already enacted or that may be enacted in the future. Disruptions in the supply chain due to a variety of macroeconomic factors and the recent inflationary environment have increased raw material costs, impacted pricing of our products, and caused shipping delays. In addition to the general uncertainty and overall risk from changes in global trade policies, tariffs, treatises and supply chains, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to such changes. For example, to respond to inflationary and tariff pressures, in August 2025, we implemented increased prices for our subscription plans, which may negatively impact customer perception and/or retention. Any future developments of these issues, or the perception regarding such developments, could increase the costs associated with procuring inventory, negatively impact our brand partners’ business operations which could in turn negatively impact us, reduce the supply of materials used in the design and manufacture of our rental products; and negatively impact customer demand for our products, any of which could have a material adverse effect on our business, financial condition and results of operation.
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

As of October 31, 2025, we had $159.1 million aggregate principal amount of borrowings under a credit facility with CHS (US) Management LLC (as successor in interest to Double Helix Pte Ltd. as administrative agent for Temasek Holdings (as subsequently amended, the “2023 Amended Temasek Facility”). If we are unable to successfully manage our long-term debt obligations, our liquidity, results of operations, cash flows, and financial condition may be materially adversely impacted. See Risks Related to the Recapitalization Transactions, Note 4 — Recapitalization Transactions and Note 8 — Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements for more information on our indebtedness and the Recapitalization Transactions.

Our ability to make interest and principal payments and to fund our planned capital expenditures will depend on our ability to generate cash flows. Our ability to generate cash flows is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising or continuously high interest rates. To the extent we are impacted by macroeconomic trends, or other factors, including, but not limited to, lower demand for our business, increased rental product spend or tariffs, we plan to reduce fixed and variable costs accordingly and has established plans to preserve existing cash liquidity, which includes additional reductions to labor, operating expenses, and/or capital expenditures. However, these actions may not provide sufficient incremental liquidity to fund our debt service obligations when they become current. If our cash flows, capital resources and any measures to reduce fixed and variable costs are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt, if needed, will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot provide assurance that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. If we need to generate additional levels of cash to service our indebtedness or meet our covenant obligations, we may need to undertake additional cost-cutting measures. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See “Note 4 — Recapitalization Transactions” and “Note 8 — Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information on our indebtedness and the Recapitalization Transactions.
Our New Credit Agreement contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our business, financial condition and results of operations.

The terms of our New Credit Agreement include a number of covenants that limit our ability to (subject to negotiated exceptions), among other things, incur additional indebtedness, incur liens on assets, enter into agreements related to mergers and acquisitions, dispose of assets or pay dividends and make distributions. Additionally, the New Credit Agreement includes a minimum liquidity maintenance covenant. These and other restrictions may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies which are not subject to such restrictions. See Risks Related to the Recapitalization Transactions, Note 4 — “Recapitalization Transactions” and Note 8 —”Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information on our indebtedness and the Recapitalization Transactions.
A failure by us to comply with the covenants specified in the New Credit Agreement could result in an event of default under the agreement, which would give the lender the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under the New Credit Agreement were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could adversely affect our business, financial condition and results of operations.

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
We identified material weaknesses in our internal control over financial reporting, as described below. As of October 31, 2025, these material weaknesses remain unremediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, environmental regulations, and other matters that could adversely affect our business operations and financial condition. For example, on November 14, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the Eastern District of New York against the Company, certain of its officers and directors, and the underwriters of its IPO, entitled Rajat Sharma v. Rent the Runway, Inc., et al. The complaint, which has since been amended, alleges that we violated sections of the Securities Act of 1933, as amended, by making allegedly materially misleading statements, and by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory damages, attorneys’ fees and costs and such other relief as deemed just and proper by the court. See “Note 16 — Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for more details about the class action and other matters.

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

These laws and regulations are complex and evolving. Despite our efforts, we may be subject to claims that we have violated such laws and regulations based on past, present, and future practices, which could have an adverse impact on our business and reputation, and be costly for us to defend. For example, we have received notices regarding permitting issues and compliance deficiencies related to our warehouse operations; we cannot guarantee that these or future matters will continue to be immaterial or resolved successfully. Failure to comply with such laws and regulations, which tend to become more stringent over time, failure to obtain or maintain permits necessary for our warehouse operations, or failure to favorably resolve violation notices can result in significant fines, penalties, costs, liabilities or restrictions on operations (including shutdown), injunctive relief, civil or criminal sanctions, and could expose us to costs of investigation or remediation, as well as tort claims for property damage or personal injury, and could negatively affect our business, financial condition or results of operations. Liability for the improper release or disposal of waste can be joint and several and significant and there can be no assurance that we will not have to expend material amounts to remediate the consequences of the generation or disposal of waste in the future, particularly with respect to our cleaning operations. Further, we may be responsible as a lessee operator for the costs of investigation, removal or remediation of hazardous or non-hazardous substances or waste located on or in or emanating from our leased properties, as well as any property damage. Insurance coverage for such matters is unlikely to be available and, even if available, it may be inadequate to cover potential costs and losses.There can be no assurance that our future operations, properties, uses or conditions will not result in the imposition of liability upon us under environmental laws or other regulations, or expose us to third-party actions such as tort suits.
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
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. In 2021, we completed a Section 382 analysis covering the period beginning in March 2009 and ending in March 2021. From the study, we concluded we experienced an ownership change in 2010 (but not since then) and $1.3 million of net operating losses (“NOLs”) were subject to the limitation. However, all of those NOLs were available by the year ended January 31, 2017. In 2024, we completed an update to the prior Section 382 analysis covering the period beginning April 2021 through May 2025. From the study, we concluded we did not experience an ownership change during the analysis period. The Section 382 analysis is currently being updated through October 2025 and is expected to indicate that an ownership change occurred. Although we believe the Section 382 analyses are accurate, any errors in the analyses could impact our conclusions and ability to utilize our NOLs effectively. We may experience in the future additional ownership changes as a result of shifts in our stock ownership, some of which may be outside of our control. Any ownership change may result in the imposition of additional limitations on our ability to utilize our NOLs existing at the time of the ownership change. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our cash flows may be adversely affected. We have recorded a full valuation allowance against our U.S. deferred tax assets, which includes net operating loss carryforwards.

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
Additionally, changes in regulations could limit the ability of search engines and social media platforms to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. If the effectiveness of marketing through search engines and social media platforms diminishes, or if costs of such channels increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to other channels and our business and operating results could be adversely affected.
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
Risks Related to Ownership of Our Class A Common Stock

We are currently noncompliant with Nasdaq Marketplace Rule 5605(c)(2)(A), which requires listed companies to have at least three audit committee members.

On October 28, 2025, we notified Nasdaq of our non-compliance with Nasdaq Rule 5605(c)(2)(A), which requires that the Audit Committee be comprised of three independent directors, and our intent to rely on the cure period provided by Nasdaq Rule 5605(c)(4)(B).

While we intend to appoint an independent director to the Audit Committee no later than our 2026 annual meeting of stockholders, as provided by Nasdaq Rule 5605(c)(4)(B), there can be no assurances that we will be able to evidence compliance with all applicable requirements for continued listing on Nasdaq within the required timeframe. The failure to meet continuing compliance standards subjects our Class A Common Stock to a possible delisting. A delisting of our Class A Common Stock would have an adverse effect on the market liquidity of our Class A Common Stock and, as a result, the market price for our Class A Common Stock could become more volatile. Further, a delisting also could make it more difficult for us to raise additional capital.

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
See Risks Related to the Recapitalization Transactions and Note 4 — “Recapitalization Transactions” in the Notes to the Condensed Consolidated Financial Statements for more information on the Recapitalization Transactions, including the sale and issuance of our common stock.
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

In the future, we may sell additional Class A common stock, other series of common stock, convertible securities, or other equity securities, including preferred securities, in one or more transactions at prices and in a manner we determine from time to time, including but not limited to pursuant to our shelf registration statement on Form S-3. We also expect to issue Class A common stock to employees, consultants, and directors pursuant to our equity incentive plans. If we sell Class A common stock, other series of common stock, convertible securities, or other equity securities in subsequent transactions, or Class A common stock or Class B common stock is issued pursuant to equity incentive plans, investors may be materially diluted. New investors in subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our Class A common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use ff Proceeds
Unregistered Sales of Equity Securities
None.

Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Material changes to board nomination procedures.
Certain material changes to board nomination procedures are described in “Note 4 — Recapitalization Transactions” in the Notes to the Condensed Consolidated Financial Statements.

On September 22, 2025, Drew Rau, Chief Supply Chain Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act for the sale of up to 17,034 shares of our common stock until January 19, 2027 and up to 4,100 restricted stock units (on a net share basis following the vesting, settlement, and sell-to-cover transactions).

Item 6. Exhibits
(a)Exhibits.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing date

3.1	Amended & Restated Certificate of Incorporation	8-K	001-40958	3.1	10/29/2021

3.2	Certificate of Amendment to Twelfth Amended & Restated Certificate of Incorporation	8-K	001-40958	3.1	04/02/2024
3.3	Second Amended & Restated Bylaws	8-K	001-40958	3.1	10/29/2025
10.1	Exchange Agreement, dated August 20, 2025, by and between Rent the Runway, Inc. and CHS US Investments LLC	8-K	001-40958	10.1	08/21/2025
10.2	Investor Rights Agreement, dated August 20, 2025, by and among Rent the Runway, Inc., CHS US Investments LLC, Gateway Runway, LLC, S3 RR Aggregator, LLC and entities affiliated with Jennifer Hyman	8-K	001-40958	10.2	08/21/2025
10.3	Rights Offering Backstop Agreement, dated August 20, 2025, by and among Rent the Runway, Inc. and CHS US Investments LLC, Gateway Runway, LLC and S3 RR Aggregator, LLC	8-K	001-40958	10.3	08/21/2025
10.4	Fourteenth Amendment to the Credit Agreement, dated August 20, 2025, by and among Rent the Runway, Inc., the lenders from time to time party thereto and CHS (US) Management LLC, as administrative agent	8-K	001-40958	10.4	08/21/2025
10.5	Amended and Restated Credit Agreement, dated October 28, 2025, by and among Rent the Runway, Inc., as borrower, CHS (US) Management LLC, as administrative agent, and CHS US Investments LLC, Gateway Runway, LLC and S3 RR Aggregator, LLC, as lenders	8-K	001-40958	10.1	10/29/2025
10.6	Second Amended and Restated 2021 Incentive Award Plan	S-8	333-291155	99.1	10/29/2025
10.7	Executive Chair Letter, by and between Rent the Runway, Inc. and Dhiren Fonseca					*
10.8	Amendment to Amended and Restated Employment Agreement, by and between Rent the Runway, Inc. and Jennifer Hyman, dated August 20, 2025	S-1/A	333-290358	10.38	09/29/2025
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENT THE RUNWAY, INC.

Date: December 12, 2025	By:	/s/ Siddharth Thacker
Siddharth Thacker
Chief Financial Officer
(Principal Financial and Accounting Officer)