Form 10-K
period 2026-01-31
Rent the Runway, Inc.
filed 2026-04-14
CIK 1468327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $15.0 million.
The registrant had outstanding 33,419,413 shares of Class A common stock and 0 shares of Class B common stock as of April 2, 2026. The foregoing reflects the reverse stock split of the registrant’s Class A common stock and Class B common stock that became effective on April 2, 2024 and began trading on a post-split adjusted basis on April 3, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended January 31, 2026, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•Our continued growth depends on our ability to attract new, and retain existing, customers, which may fluctuate based on our level of investment and success in our marketing initiatives. If we are unable to cost-effectively grow our customer base, our business, financial condition and results of operations would be harmed.
•If we fail to retain customers, our business, financial condition, and results of operations would be harmed.
•If we are unable to acquire and manage our products effectively and plan for future expenses, our operating results could be adversely affected.
•Our use of AI may subject us to new or heightened legal, regulatory, ethical, operational or other challenges.
•We face risks arising from cost-cutting and restructuring of our operations, which could adversely affect our financial condition, results of operations, cash flows, or business reputation.
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
•We are a “controlled company” within the meaning of the rules and listing standards of The Nasdaq Stock Market LLC (Nasdaq) and rely on exemptions from certain corporate governance requirements, which means that our stockholders do not have the same protections as those afforded to stockholders of companies that are not “controlled.” This could make our Class A common stock less attractive to investors or otherwise harm our stock price.
•We are currently noncompliant with Nasdaq Listing Rule 5605(c)(2)(A), which requires listed companies to have at least three audit committee members.
•Our share price may be volatile, and investors may be unable to sell their shares at or above the price they purchased them.

If we are unable to adequately address these and other risks we face, our business may be harmed.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aims,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements regarding the anticipated benefits of the Recapitalization Transactions, our future results of operations and financial position, industry and business trends, share-based compensation, business strategy and initiatives, including rental product acquisition, availability and quality initiatives, AI initiatives, business plans, promotional and marketing strategy, impacts from our cost-savings initiatives, anticipated future expenditures, product acquisition expectations, compliance with our debt covenants, market growth and our objectives for future operations.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report for the year ended January 31, 2026. The forward-looking statements in this Annual Report are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

FISCAL YEAR

Our fiscal year ends on January 31 of the next calendar year. For example, in this Annual Report on Form 10-K, references to “fiscal year 2026” refer to the fiscal year ending January 31, 2027, references to “fiscal year 2025” refer to the fiscal year ended January 31, 2026, and references to “fiscal year 2024” refer to the fiscal year ended January 31, 2025.

Part I
Item 1. Business
Overview
Our mission is to power women to feel their best every day.

Since our founding in November 2009, we have built the world’s first shared designer closet with thousands of styles by hundreds of brand partners. We give customers access to our “unlimited closet” through our subscription offering (“Subscription”) or the ability to rent a-la-carte through our reserve offering (“Reserve”). We also give our subscribers and customers the ability to buy our products through our Resale offering. Our Closet in the Cloud offers a wide assortment of items for every occasion, from evening wear and accessories to ready-to-wear, workwear, denim, casual, maternity, outerwear, blouses, knitwear, loungewear, jewelry, handbags, activewear and ski wear. We have served approximately 3.5 million lifetime customers across all of our offerings and we had 183,552 total subscribers (active and paused) as of January 31, 2026. We had 143,796 active subscribers as of January 31, 2026. In fiscal year 2025, 90% of our total revenue was generated by subscribers compared to 88% in fiscal year 2024.

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

When our customers use Rent the Runway, they experience the magic of accessing an “Unlimited Closet” while saving money and time and reducing clothing waste. We deliver significant financial value to customers, with our average subscriber wearing clothes worth more than 24 times what she pays for a monthly RTR Subscription on an annualized basis (more than $48,000 in designer retail value in fiscal year 20251).

Our evolving selection of products is enabled by our designer brand partnerships. We source virtually all of our products directly from or in partnership with our brand partners that include many of the most renowned and relevant names in the fashion industry. The nature of our customer value proposition means our customers are typically younger and/or different from other audiences our brands are exposed to. For example, many of our brand partners work with us because we introduce them to new, desirable customers and deepen awareness of their brands. Over the last 16 years, we have fostered strong relationships with our brand partners and have experienced limited voluntary attrition. Our Closet in the Cloud connects our deeply engaged customers and our differentiated brand partners on a powerful platform built around our brand, data, logistics and technology advantages.

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

Subscription

Pick a Plan. When customers subscribe, they select from a menu of entry plans. Each plan starts with five items, or “spots,” per shipment, and varies based on how often the subscriber wishes to receive new shipments, each a “swap.” Today, our subscribers onboard into plans that offer one or more shipments with pricing ranging from $109 to $275 per month.

Customize. Subscribers can customize their plans to adapt to their changing lifestyles, needs and budgets by adding spots at a prorated price of up to $31 or $33 per item per month and shipments for up to $35 - $60 per shipment per month, as they see fit (plus applicable taxes and fees).

Choose Items. After picking a plan, subscribers browse our broad assortment of items to build their first shipment.

Wear, Repeat. When subscribers place an order, we aim to deliver their order within three business days of shipping from our fulfillment centers in our reusable garment bags, cleaned and ready to wear.

Subscribers keep items for as long as they would like and may choose to return some or all of their items with each new shipment. When subscribers select the items they want to return on our app, we allow them to immediately start building their next shipment, maximizing their time with items at home. After a grace period, we typically charge a modest late fee for delayed returns.

Subscribers typically visit our app multiple times per week to browse our offering, build their next shipment, and plan for their upcoming occasions. They are asked to give us real-time feedback on the size, fit and quality of the items they rent. The structured data we collect from customer feedback allows us to both improve her experience as well as optimize our garment care and, therefore, our return on investment of the items returned. Our customers also have the option of leaving photo reviews of items they rented to share their experience with the Rent the Runway community, including fit information, occasions they rented for and styling tips. Once subscribers confirm their new shipment, they can return their items in RTR’s reusable garment bag to the nearest preferred shipping partner location using a prepaid return label. In addition, a majority of our subscribers have the option to return their items via our at-home pickup offering that we introduced in 2021. As of January 31, 2026, our at-home pickup offering covered 91% of our subscriber base.

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

Our Customer Value Proposition

Through our platform, we have helped approximately 3.5 million lifetime customers discover the transformative power of utilizing our Closet in the Cloud across all of our offerings. Our customer base is diverse and spans age, household income distribution and U.S. geography.

Subscribers are customers who access our Closet in the Cloud via our monthly Subscription offering. The portion of our customers who are subscribers accounted for 90% of our revenue in fiscal year 2025. As of January 31, 2026, we had 143,796 Active Subscribers and 183,552 total subscribers including paused subscribers, and during fiscal year 2025, we had 143,558 Average Active Subscribers. Many of our subscribers started as customers in Reserve and/or Resale and we continue to see conversion from Reserve and Resale customers into subscribers for many years.

•Variety and Discovery. With thousands of styles across hundreds of brands in our Closet in the Cloud, Rent the Runway gives customers the ability to always wear something new to them and inspires customers to expand their fashion tastes without risk of buyer’s remorse.
•Value. Rent the Runway makes thousands of designer styles accessible through our Subscription offering for a flat monthly price or through our Reserve offering on a per item basis. We deliver significant financial value to customers, with our average subscriber wearing clothes worth more than 24 times what she pays for a monthly RTR Subscription on an annualized basis.
•Self-Confidence. According to our March 2023 Subscriber Survey, 83% of our subscribers say RTR makes them the most confident version of themselves at work or in social settings. Because there is no commitment to keep an item rented from RTR, we fuel greater self-expression for our customers.
•Personalization and Convenience. We use our rich customer data to create a personalized storefront for customers based on their style preferences, browsing history and past rentals. Our understanding of our customer improves with each interaction, and we use our personalization algorithms to provide size recommendations to each customer at the item level. By showing customers designs they will love that are attractively styled, and likely to fit, we continue to drive strong loyalty and monetization.
•Customer Experience and Community. Our customers are deeply engaged, as evidenced by the 68.0 million customer reviews posted as of January 2026. We continue to make enhancements to our review process designed to allow customers to make smarter choices and feel good about their selections. In addition, we introduced a subscriber loyalty program in fiscal year 2025. Rent the Runway has also benefited from virality and word-of-mouth marketing over the years and has focused on enhancing our social media and word-of-mouth channels in fiscal years 2025 and 2026.

Our Unique Brand Partner Approach

We acquire our products through three channels: Wholesale, Share by RTR and Exclusive Designs. The portion of our products sourced through Share by RTR and Exclusive Designs - our more capital-efficient sources - has grown from approximately 26% in fiscal year 2019 to approximately 69% in fiscal year 2025. We procure virtually 100% of our products directly from or in collaboration with brand partners and our business model has been built on shared success with brands. Through their relationships with us, they get access to unique data and exposure to a broad customer base, and our variety of sourcing channels provides brands with flexibility that is designed to meet their needs and ours. Our partnerships with brands have created a significant product and cost advantage. Because we source directly from brands, we also can control our assortment and acquire styles in the volumes and sizes we want, we have access to current season items and all of our items are guaranteed authentic without the cost or infrastructure of traditional authentication platforms. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Product Acquisition Strategy.”

Wholesale
Wholesale includes products we acquire directly from our brand partners, typically at a discount to wholesale price based on our scale. We have observed that the original retail prices set by the brands are often at an approximately 2.5x mark-up to the wholesale price. As we continue to expand our selection and grow the share of our assortment acquired from a designer, we benefit from greater discounts on product acquisition. Wholesale represented 31% of our product acquisition in fiscal year 2025.

Share by RTR
Through Share by RTR, we acquire items directly from brand partners on consignment, at zero or a fraction of the Wholesale cost with performance-based revenue share payments to our brand partners over time. Since launching Share by RTR in 2018 with just seven partners, we have grown to over 400 brands that partner with us on Share by RTR across all categories. The revenue share fees are calculated net of a logistics fee charged to the brands for each rental. If a piece is in greater demand, it will drive higher revenue, which could result in brands earning more on the item over time than if it had been sold through Wholesale subject to a maximum cap. Share by RTR aligns incentives between brands and RTR and reduces product risk as it is largely a pay-for-performance model. Our Share by RTR arrangements with brands target delivering 75% to 100% of comparable Wholesale cost to the brand in the first twelve to eighteen months; however there is no minimum commitment other than the upfront payment, if applicable. Nearly all Share by RTR deals consummated after September 2020 include a cap on total potential payments to the brand partner. Share by RTR represented 57% of our product acquisition in fiscal year 2025. Increases (or decreases) in the proportion of total items acquired via Share by RTR as well as the usage of Share by RTR items will increase (or decrease) variable expenses recorded in the Rental product depreciation and revenue share line item on our consolidated statement of operations.

Exclusive Designs
We leverage our data to create highly desirable Exclusive Designs in collaboration with select brand partners that we manufacture through third-party partners to be more durable and at approximately 35% lower cost than Wholesale. For these collaborations, we provide a data blueprint to brands and, based on this data, they design new collections for us that carry their brand name. Beginning in fiscal year 2025, we introduced another approach to our Exclusive Designs in which certain brands design, source and manufacture the rental product directly in partnership with us.
Our Exclusive Designs collections enable our brand partners to innovate their businesses and enter into new product lines at reduced cost to them. All of the styles are exclusive to rent on RTR for a period of time, after which brands may monetize these exclusive designs through other channels, which in some cases is subject to a royalty fee payment to Rent the Runway (that we have not begun to earn to date). Increases (or decreases) in the proportion of total items acquired via Exclusive Designs as well as the usage of Exclusive Designs items may increase (or decrease) variable expenses recorded in the Rental product depreciation and revenue share line item on our consolidated statement of operations. We also have a small number of products bearing our trademarks, which are non-exclusive designs produced by third party partners at a significantly lower average cost than Wholesale to strategically fill assortment gaps. Exclusive Designs accounted for 12% of our product acquisition in fiscal year 2025.

Our Marketing Strategy

Our brand and deeply engaged consumer base have historically allowed us to acquire customers efficiently. Since our founding, we have spent less than 10% of total revenue on marketing, and our growth has been mostly organic. The majority of our customers over the last 16 years have been acquired organically. As we have scaled, we believe that our brand is a significant point of differentiation with consumers and brand partners and we believe we have a continued opportunity to increase brand awareness. As of February 2026, our unaided brand awareness was 35% among U.S. women ages 25 - 44 with a household income of $50,000 or more and 44% among U.S. women ages 25 - 44 with a household income of $100,000 or more.

Many of our customers share a love of the Rent the Runway experience and value proposition, which starts conversations both online and offline and leads to word of mouth adoption. Our clothing often becomes a visual billboard and advertisement for our platform. Many women share their Rent the Runway experience on social media and in their personal lives, which helps drive our organic growth and brand awareness. When our customers are wearing RTR and someone compliments them or asks about what they are wearing, 97% of our subscribers share that it’s Rent the Runway as opposed to the designer brand name. According to our March 2023 Subscriber Survey, nearly half of our subscribers have posted themselves wearing RTR on their social media over five times. Renting from us is an inherently social behavior: 76% of our subscribers rent along with a friend or colleague. In fiscal year 2025, we implemented a brand refresh and focused on community and customer-centric marketing approaches, as well as, diversification of our marketing channels and optimizing our spend.

Our marketing strategy in fiscal year 2026 is aimed at continuing to unleash the power of community. We plan to continue to spotlight community and feature real members in an effort to build authentic consideration for our brand and customer offering. We’re focused on building a word-of-mouth engine that is intended to drive growth and reduce our reliance on paid marketing. Additionally, we expect to continue our focus on our search engine optimization (SEO) and answer engine optimization (AEO) channels to drive traffic and conversion. Although we focus on full funnel marketing, our marketing spend has prioritized, and is expected to continue to prioritize, paid marketing over upper funnel, brand marketing investments.

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

We believe that our differentiated business model enables us to collect substantially more data than traditional fashion retailers and we use this data to improve the customer experience. Customers learn that providing data enhances their experience on the platform over time, which enables us to collect even more data from them. This flywheel helps propel the exponential growth of our post-wear, customer and operations data. We use our data to create what we believe are the most relevant assortments and personalized experiences for our customers, which in turn helps to drive loyalty. As we learn more about a customer, our personalized features give us greater ability to direct her towards the items that optimize both customer lifetime value and rental product return on investment for us.

Our data benefits brand partners in numerous ways:

•Understanding the Garment Life Cycle: We help partners grow their business through the data we provide. For example, product longevity data often help our brands increase the life of their garments, which can support their sustainability goals.
•Understanding Customer Demand: As our customers wear (or don’t wear) and review items, we can assess demand due to our robust attribution of products paired with customer interaction data. This data highlights growth opportunities for brands as well as areas for improvement.

Our data also allows us to optimize the return on investment on products and customer lifetime value, which are dependent on the following inputs, all of which continuously improve as our business scales.

•Scientific Product Acquisition: Our data provides a comprehensive picture of our products by bringing together customer feedback, operations data and inherent product attributes. Our teams utilize this data to optimize the styles we need and the quantity per style.

•Price Optimization: We price our products across Subscription, Reserve and Resale by using data to take into account demand signals and the expected useful life and turns of each item. We have the flexibility to set prices based on the business needs and plan to assess additional opportunities in this area, including the use of new AI tools for dynamic pricing designed for even greater efficiency.
•Lower Cost Product: We leverage our data to create highly desirable Exclusive Designs in collaboration with our brand partners that we or our brand partners manufacture to be more durable at significantly lower cost. Since launching Exclusive Designs in 2018, we have developed over 45 collections.
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

•Customer Facing e-Commerce (including 2-Way e-Commerce)
•Rental Reverse Logistics
•Merchandising & Products Control

In fiscal year 2026, we expect to continue to make improvements across our technology stack, including continued improvements to our cloud infrastructure, to enable greater scale, and enhanced resiliency. Additionally, we continue to enhance our core platforms to improve search, merchandising, and product discovery, aimed at creating a more seamless and personalized customer experience. We continue to focus on improving the performance of our website and mobile application, including increasing reliability to improve the customer experience and keep pace with industry standards. We have also significantly increased our investment in artificial intelligence (AI) driven solutions and features, focusing on applications that enhance both the customer and operational experience. These AI initiatives are designed to provide even more personalized product and fit recommendations, optimize rental product allocation and logistics planning, and ultimately improve developer velocity through advanced tooling and automation, designed to ensure that our platform remains at the forefront of the circular economy.

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
◦Cleaning Automation: Automation supports dynamic sorting of items into as many as 21 different cleaning programs.
◦Garment Care and Restoration: All units undergo one or more quality audits before being available to rent for the next customer.
•Intelligent Fulfillment Network: Our unified booking engine, the proprietary “brain” of our distribution capabilities, dynamically manages decisions such as which fulfillment center to ship a unit from or which transportation type to select to reduce cost. We are therefore able to maintain uptime throughout the year, such as during power or other outages by moving demand to another facility.
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

Merchandising and Product Control
Our proprietary product catalog system is the backbone of our rental product management. A flexible taxonomy supports myriad types of products, and allows us to ingest and manage items at the SKU level. This system uses a combination of manual and automated processes to assign product attributes per style, making the ingestion of new styles into the Rent the Runway catalog fast and easy without sacrificing valuable data collection. The catalog serves as the starting point for our products, and drives many areas of the Rent the Runway website and operation including quality control, search, navigation, and filtering. Our system allows us to customize controls around the availability of rentable items and is designed to enable us to optimize product utilization.

While we have built the majority of our circular platform, we strategically leverage third-party software for commodity functionality where our problems are not unique. These include pieces of the customer experience and service tools and enterprise resource planning capabilities.

Logistics Infrastructure
Within our warehouses, we have integrated superior garment care equipment, internally and externally developed software and proprietary cleaning programs to deliver high-end garment processing at massive scale. We have implemented large-scale, innovative automation and other processes for garment storage, picking, shipping, receiving and restoration of garments to excellent condition. We are also evaluating and investing in AI technologies to improve operational efficiencies within our fulfillment centers. These initiatives are intended to drive cost savings, while increasing our total shipment capacity and increasing the longevity of products, our biggest asset.

•Strategic Distribution: We have two fulfillment centers, in Arlington, Texas and Secaucus, New Jersey totaling approximately 486,000 square feet. We have the capacity to store more than two million garments and accessories on multiple floors across our fulfillment centers. We aim to deliver industry leading fulfillment promises with a goal of delivering subscription orders within two to three business days.
•Garment Care Hardware: Our facilities are equipped with a curated set of over 420 pieces of digitally integrated garment care hardware including wet cleaning, dry cleaning and spray cleaning machines; dryers, steam tunnels, pressers, spotting boards, auto-baggers and commercial sewing machines.
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

Our 2026 Strategy

Our belief is that we can drive future growth by investing in and improving the customer experience. Unlike traditional e-commerce companies, we are an experience-based company that our subscribers engage with multiple times a week. Our goal is to make customers’ time spent with Rent the Runway as efficient and delightful as possible and to continue to invest in our customer experience. Overall, we are focused on unlocking new ways for our customers to engage with us to expand the value of our platform and increase revenue, while maintaining financial discipline and driving cost efficiencies. We continue to work towards our key business and financial goals via a cross-functional pod structure, with dedicated employee pods for rental product, growth, and retention initiatives, which are designed to be nimble and results-driven and are expected to incorporate new AI technologies into how we work to drive productivity, efficiency and scale. As in fiscal year 2025, our plans for fiscal year 2026 are focused on improving customer retention and acquisition by increasing the availability and desirability of our rental products and continuing to leverage non-Wholesale procurement channels. We also expect to utilize AI technologies to improve efficiencies in our operation, including rental product quality control and utilization rates. In addition, we are focused on enhancing discovery on our site to drive stronger acquisition and retention, including by leveraging AI technologies. We plan to scale product enhancements and features that enhance the customer experience and give our subscribers even greater flexibility in how they engage with us, such as tools to add additional items to a Subscription plan on the spot or in response to a “back in stock” notification.

In fiscal year 2026, our marketing efforts are expected to continue to focus on improving our organic social channels and scaling our “word of mouth” strategy. We plan to increase community-centric content featuring real members to drive authentic consideration of our brand and customer offering. Finally, we expect to focus on our SEO and AEO channels to drive traffic and conversion.

Finally, we are also exploring new revenue-generating initiatives that leverage our existing customer base and infrastructure, such as the recently launched pilots of our RTR marketplace and B2B cleaning services in our warehouse operations. We believe these are opportunities to diversify our revenue streams while testing and learning into complementary offerings for both our customers and brand partners. We also aim to expand our advertising and partnerships offerings that enable brands to market to our customers via sampling programs, sponsored content, and other channels.

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

For additional information, see the section of Part I, Item 1A, “Risk Factors — Risks Related To Our Business and Industry — Our business is affected by seasonality.”

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

We compete primarily on the basis of brand recognition, customer and brand partner experience, product mix and quality, quality of our e-commerce experiences and services, and price. Additionally, we experience competition for consumer discretionary spending from other product and experiential categories. We believe we are able to compete effectively because there are numerous trends in our favor that support the continued growth and success of online fashion rental. For example, key trends include consumers prioritizing access over ownership, consumers increasingly seeking variety and newness, growth in online shopping, an increasingly female workforce, and consumers valuing sustainability as it relates to fashion choices. See the section of Part I, Item 1A titled “Risk Factors — Risks Related To Our Business and Industry — The global fashion industry is highly competitive and rapidly changing, and we may not be able to compete effectively.”

Government Regulation

We are subject to a wide variety of complex laws and regulations in the United States and other jurisdictions in which we operate. The laws and regulations govern many issues related to our business practices, including those regarding consumer protection, worker classification, wage and hour, sick pay and leaves of absence, anti-discrimination and harassment, whistleblower protections, background checks, data privacy, cybersecurity, intellectual property, health and safety, environmental, competition, import/export, fees and payments, pricing, product liability and disclosures, property damage, communications, employee benefits, taxation, unionization and collective bargaining, contracts, arbitration agreements, class action waivers, terms of service, and accessibility of our mobile app or website.

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

Additionally, because we receive, use, store, transmit, and disclose personal data relating to customers on our platform, we are subject to numerous laws and regulations in the United States and other countries where we do business, as well as industry standards, relating to data privacy, data security and data protection, consumer protection, direct marketing, and online advertising. Such laws, regulations, and industry standards include, but are not limited to, Section 5(a) of the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991 and all regulations promulgated thereunder, the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020, the California Online Privacy Protection Act, and the Payment Card Industry Data Security Standard.

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

As of January 31, 2026, we had five issued patents in the United States that expire between 2031 and 2037, and one issued foreign patent. While we believe our patents in the aggregate generally enhance our competitive position, no single patent is material to us as a whole.

We register our brand names and product names, taglines and logos in the United States to the extent we determine appropriate and cost-effective. As of January 31, 2026, we had a total of 18 registered trademarks in the United States and 74 registered trademarks in non-U.S. jurisdictions, as well as certain pending trademark applications. As of January 31, 2026, we had also registered a total of 17 copyrights. We also register domain names for certain websites that we use in our business, such as www.renttherunway.com, as well as similar variations to protect our brands and marks from cybersquatters.

We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners. It is our practice to enter into confidentiality, work-for-hire, and/or invention assignment agreements (or similar agreements) with our employees, consultants, and contractors involved in the development of intellectual property on our behalf. We also typically enter into confidentiality agreements with other third parties in order to limit access to, and disclosure and use of, our confidential information and proprietary information. We also place limitations on the use of our proprietary technology and intellectual property through provisions in our terms of service. We intend to consider additional measures to establish and protect our intellectual property rights to the extent we believe it would be beneficial and cost effective.

Employees and Human Capital Resources

As of January 31, 2026, we had a total of 942 full-time employees and 73 part-time employees in the United States and Ireland, the majority of whom are based in our fulfillment centers in New Jersey and Texas. As of January 31, 2026, our technology team consisted of 112 employees, across engineering, data analytics, IT, product, software quality assurance, user experience and design, including a team of 60 in Galway, Ireland, primarily in engineering and data analytics. None of our employees are represented by a labor union or covered by collective bargaining agreements and we have not experienced any work stoppages.

We strive to make Rent the Runway an inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation and benefits programs. Our culture is underpinned by our Core Values, including that we are all founders of Rent the Runway, and we Dream BIG and go after it, adapt and learn from everything we do and debating, honest conversations and collaborating make the Company stronger.

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

Item 1A. RISK FACTORS
Certain risks may have a material and/or adverse effect on our business, financial condition and results of operations. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. These risks should be read in conjunction with the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes thereto and “Management’s discussion and analysis of financial condition and results of operations” in Part II, Item 7 of this Annual Report on Form 10-K.
Risks Related to the Recapitalization Transactions

We may fail to realize all of the anticipated benefits of the Recapitalization Transactions, or those benefits may be short-lived or insufficient for our future needs.

On October 28, 2025, we completed recapitalization transactions to strengthen our financial position and financial flexibility by significantly reducing our existing indebtedness and adding capital to the business (the “Recapitalization Transactions”). See “Note 3 — Liquidity” and “Note 4 — Recapitalization Transactions” in the Notes to the Consolidated Financial Statements for more information. We may fail to fully realize the anticipated benefits of the Recapitalization Transactions or such benefits may be short-lived or insufficient for our future needs due to factors within or outside our control. Our ability to continue to grow our business depends, among other things, upon our ability to successfully execute on our business strategies, hire, retain and motivate key talent, obtain financing for our capital needs, scale our systems efficiently and effectively, control costs, comply with our debt covenants, and manage the pressures on our management and administrative, operational and financial infrastructure. If we fail to realize the anticipated benefits of the Recapitalization Transactions, or if those benefits are short-lived or insufficient for our future needs, it could have an adverse effect on our business, financial condition and results of operations.

In connection with the Recapitalization Transactions, we entered into a new credit agreement, which includes covenants that could restrict our operations or our ability to pursue growth strategies and initiatives, and failure to comply with these covenants could have a material adverse effect on our business, financial condition and results of operations.

Upon the closing of the Recapitalization Transactions, we entered into an amended and restated credit agreement (the “New Credit Agreement”), by and among the Company, as borrower, CHS (US) Management LLC, as administrative agent (the “Agent”), and CHS US Investments LLC (“Lender”), Gateway Runway, LLC (“Nexus”) and S3 RR Aggregator, LLC, as lenders (“STORY3” and, collectively with Lender and Nexus, the “Investor Group”). The New Credit Agreement amended and restated our prior credit agreement, dated as of July 23, 2018, by and among the Company, as borrower, the lenders from time to time party thereto and the Agent (as successor-in-interest to Double Helix Pte Ltd.) (the “Existing Credit Agreement”). The New Credit Agreement contains negative covenants that limit our ability to, among other things, incur additional indebtedness, pay dividends, redeem stock or make other distributions, amend our material agreements, make investments, incur liens, make negative pledges, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, and enter into certain transactions with affiliates. Our obligation to comply with such covenants could decrease our operating flexibility and our ability to achieve our operating objectives, which could have an adverse effect on our business, financial condition and results of operations.

Further, in the past we have sought waivers and/or concessions from our Lender to ensure our continued compliance with certain covenants under our Existing Credit Agreement, and we may in the future be unable to comply with the covenants under the New Credit Agreement. If we were unable to comply with our covenants and successfully negotiate with the Investor Group for a waiver or dispensation of such covenants under the New Credit Agreement, the Agent would have the right to accelerate repayment of all outstanding obligations under the New Credit Agreement, which would become immediately due and payable, and exercise all other rights and remedies available under the New Credit Agreement. While our Lender has previously granted waivers or entered into amendments to the Existing Credit Agreement to avoid certain events of default, there can be no assurance that the Investor Group will be willing to do so in the future. In addition, the rights of the Investor Group under the New Credit Agreement are transferable and assignable, and any transferee may not be willing to grant such waivers or enter into such amendments, or have interests that align with us and our stockholders. Therefore, any failure to comply with the covenants under the New Credit Agreement and negotiate with the Investor Group could have a material adverse effect on our business, financial condition and results of operations.
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

The potential uncertainty and disruption resulting from the Board transition and related changes, along with the ongoing efforts to identify a third Investor Group director, could have an adverse effect on our business, financial condition and results of operations. For more information on the Board transition, see “Note 4 — Recapitalization Transactions” in the Notes to the Consolidated Financial Statements for more information.
Risks Related to Our Business and Industry
If we are unable to drive future growth or manage our growth effectively, our brand, Company culture, and financial performance may suffer.

We must continue to drive revenue growth to be successful. To effectively drive growth, we must continue to enhance customer experience and attract and retain customers (particularly subscribers), invest in rental product, iterate our subscription products, manage the interplay between our various offerings, invest in digital consumer innovation, maintain and expand our brand awareness and marketing, evolve our marketing and product strategies to address emerging machine learning, automated decision-making and artificial intelligence algorithms, models and technologies (collectively, “AI”), including agentic AI, and maintain and upgrade our management information and reverse logistics systems and other processes. Our growth and growth strategies have in the past strained, and could in the future strain, our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing our broad employee base. Failure to scale and preserve our Company culture as we grow could also harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

Our growth strategy is focused on continuing to retain and grow our subscriber and customer base, by continuing to invest in our rental product, offerings and technology to improve her experience, and continuing to drive acquisition through effective and efficient marketing. The majority of our revenue is generated by our subscribers. Our base Subscription plans range in price and customers can customize their Subscription monthly by purchasing additional slots and shipments. Although we often highlight certain Subscription plans over others in an attempt to optimize conversion and highlight opportunities to add shipments and spots to Subscription plans mid-month, we cannot be certain that these actions will be successful. Also, our Subscriptions renew automatically on a monthly basis and subscribers may disable automatic renewal by canceling or pausing their subscription prior to the next month’s bill date. As a result, even though a significant number of subscribers have historically renewed their monthly subscription, there can be no assurance that we will be able to retain a significant portion of subscribers beyond the existing monthly subscription periods. In addition, any limitation or restriction imposed on our ability to bill our subscribers on a recurring basis, enforce our terms of service, collect data or deliver relevant promotions or media, whether due to new regulations or otherwise, may significantly lower our subscription retention rate. We also offer our customers the option to rent or buy items via our Reserve offering and Resale offering, respectively, which we believe is a strong competitive advantage but adds complexity to our business that we must effectively manage to drive growth. For example, our Resale strategy shifts from time to time to optimize rental product in-stock and revenue by reducing or increasing our units sold via Resale. Further, in fiscal year 2025, we focused on active subscriber growth and experienced weakness in Reserve, which we anticipate will continue in fiscal year 2026 as we plan to revisit our Reserve strategy, plans, and leadership. Our Subscription plans and offerings do not have demonstrably long track records of success and may not grow as much or as fast as we expect. For example, our active subscriber count decreased year-over-year in fiscal year 2024 and, although we are focused on growth initiatives and our active subscriber count increased year-over-year in fiscal year 2025, it may decline in the future. In addition, our number of active subscribers may be higher or lower than the number of our actual individual subscribers, because some active subscribers may have multiple accounts (such as for professional and personal purposes), or some may share their plans with other individuals. Although we anticipate an increase in our year-over-year revenue growth rate in fiscal year 2026, if our growth and/or growth rates do not meet expectations, the perception of our business, financial condition and results of operations by investors and our third-party service providers and brand partners may be adversely affected.
The fashion industry is rapidly evolving and our business may not develop as we expect. Overall growth of our revenue will depend on a number of factors, including our ability to:
•change traditional consumer buying habits and normalize clothing subscription, rental and resale;
•price and structure our Subscription, Reserve and Resale offerings so that we are able to attract new customers, and retain and expand our relationships with existing customers;
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
•acquire customers into varying levels of subscription programs at different price points and promotions;
•improve our website and app performance and successfully identify and acquire, partner or invest in products, technologies, or businesses that we believe could complement or expand our business;
•successfully maintain and grow our relationships with existing and new brand partners, including continuing to leverage and develop our Share by RTR and Exclusive Design offerings;
•avoid disruptions in acquiring and distributing our products and offerings;
•effectively manage our customer acquisition funnel to avoid disruption to our Subscription, Reserve, and Resale offerings;
•be effective and efficient in our marketing, particularly our paid marketing efforts;
•maintain and enhance our reputation and the value of our brand;
•keep pace with AI developments such as agentic search for shopping and successfully integrate and leverage AI tools and resources;

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
•effectively respond to changes in macroeconomic realities, including consumer confidence, inflation, labor markets, tariffs, rising fuel costs, and consolidation or disruption in the retail industry and our individual brand partners; and
•avoid or manage interruptions in our business from information technology downtime, global trade policies, cybersecurity or privacy incidents (including those resulting from our use of AI) and other factors that could affect our physical and digital infrastructure.
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
We also expect to continue to expend substantial financial and other resources to grow our business, and we may fail to allocate our resources in a manner that results in increased revenue growth in our business. Further, our cash position and New Credit Agreement covenants may limit our ability to invest sufficiently in future growth initiatives, including, but not limited to, funding marketing initiatives and procuring rental product. Additionally, we may encounter unforeseen capital or operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods and undermine our profitability goals. If our revenue growth does not meet our expectations in future periods, our business, financial condition, and results of operations may be harmed, and we may not achieve or sustain profitability in the future.
The global fashion industry is highly competitive and rapidly changing, and we may not be able to compete effectively.
We compete with other fashion rental companies and also with a range of traditional and online retail and resale fashion companies and we expect competition to continue to increase in the future. To be successful, we need to continue to attract and retain customers and brand partners and maintain and grow brand awareness.
We believe our ability to compete effectively depends on many factors within and beyond our control, including:
•our ability to normalize fashion rental and change traditional retail shopping habits and norms;
•how effectively differentiated our brand, offerings, customer experience and value proposition are from those of our competitors;

•how effectively we market and communicate how to use our Subscription, Reserve and Resale offerings, manage the interplay between our offerings, and attract and retain customers;
•our ability to expand and maintain an appealing depth and breadth of our products to meet customer demand and to merchandise it effectively;
•anticipating and successfully responding to changing apparel trends and consumer shopping preferences, including the use of AI in e-commerce;
•anticipating and successfully responding to changing requirements of digital marketing platforms, including those supporting search and social advertising, and mobile app platforms;
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
•customer satisfaction with our offering and customer policies and the effectiveness of our customer service;
•further developing our data science capabilities for brand partners;
•the strength of our brand, including maintaining favorable brand recognition and effectively marketing our services and value proposition to customers; and
•the success of our reverse-logistics processes in delivering products in good condition to customers.
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
We are subject to variable industry and global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; recession; higher consumer debt levels; inflation; reductions in net worth, declines in asset values, and related market uncertainty; volatility in the financial markets; volatility in tariff rates and global trade policies; war in the Middle East; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; fluctuating fuel and other energy costs; fluctuating commodity prices; and general uncertainty regarding the overall future political and economic environment. We have experienced many of these factors in the past and have seen negative impacts on customer demand and increases in brand, shipping, and other supplier costs as a result.
In response to the changing business environment and related inflationary pressure, we have implemented pricing increases and expect to do so in the future if our costs continue to increase. Such price increases may include, but are not limited to, higher Subscription fees and/or Reserve rental fees, new or increased shipping fees, or other types of fees or surcharges. Such pricing changes may be negatively perceived by customers, particularly in a period of economic uncertainty, and/or may fail to adequately mitigate cost increases we face, and our business and financial results could be harmed. Furthermore, increases in consumer discretionary spending tend to fluctuate and may decrease, particularly if there is a recession, a weaker jobs market, and/or higher inflation leading to increased price sensitivity. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; geopolitical conditions, including wars, terrorism and political tensions; and other major unforeseen events. Although we believe the value proposition of our offering and business model may be strengthened in an inflationary environment where the cost of purchasing clothing and accessories increases, consumer purchases or rental of discretionary items, including the products that we offer, frequently decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.
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
The growth of our business is dependent upon our ability to continue to grow by cost-effectively adding new customers and retaining existing customers. Historically, a substantial portion of new customer acquisition has originated from organic word-of-mouth and other non-paid referrals. Our marketing initiatives are generally focused on re-engaging lapsed and paused customers, retaining existing customers and growing our base of new customers. In addition, we continue to focus on growing traffic and conversion rates by optimizing our organic social media channels, improving our email marketing performance, refreshing our lifecycle marketing engine, increasing paid marketing efficiency, focusing on referrals and other community-driven “word of mouth” strategies, and aiming to optimize discovery via search engine optimization, agentic search, and enhanced iOS App Store presence. These efforts are ongoing and, although we have seen some positive results, they are subject to change and may not result in a sustained increase in customer conversion, loyalty or engagement. In fiscal year 2026 we are planning to allocate a portion of our marketing budget to drive growth through these community-driven “word-of-mouth” channels, which may not meet our expectations and/or adversely impact overall customer acquisitions as we reduce spend in lower-funnel marketing channels. The impact of emerging technologies, including, but not limited to, AI tools such as agentic search, is not yet certain and may increase these risks. See “Our use of AI may subject us to new or heightened legal, regulatory, ethical, operational or other challenges.” As a result, our levels of paid and organic growth may continue to fluctuate and/or overall growth may decline.

We may determine that more significant investment in marketing will be required in the future. However, in light of cost constraints, we reduced our marketing spend, particularly in paid marketing, in fiscal years 2024 and 2025 (relative to years prior), which resulted in lower customer acquisitions in fiscal year 2024 and led us to invest more heavily in promotions in fiscal year 2025. Our marketing spend levels and prioritization of lower funnel marketing may have also negatively impacted brand awareness despite our efforts to revitalize our brand. In addition, we believe that our overall levels of marketing spend relative to our revenue - both historic and projected for fiscal year 2026 - indicate that we are underinvested in marketing relative to typical market practice for our industry and our competitors and have less channel diversification. Further, although we focus on full funnel marketing, our marketing spend has prioritized, and is expected to continue to prioritize, paid marketing over upper funnel, brand marketing investments, which may have a negative impact on brand awareness and growth. In addition, our marketing efforts may be unsuccessful for various reasons, including a failure to effectively reach potential customers or to be cost-effective (particularly as costs increase for performance marketing), changes in regulations (e.g., privacy, pricing, and auto-renew regulations) or third-party interference that could limit the effectiveness of search engines, social media platforms, and other tools for marketing, and the possibility that potential customers may decide not to rent through our platform or the spend of new customers may not yield the intended return on investment, any of which could negatively affect our results of operations. We also may incur marketing expenses significantly in advance of the time we anticipate recognized revenue associated with such expenses. In addition, the success of our marketing initiatives overall depends upon our marketing team and leadership, which is lean and has experienced transition as we focus on building creative and strategic talent on the team. If our team building efforts or marketing strategies are not successful or are not executed successfully, our growth may decline and we may not achieve our growth and/or profitability goals.
We utilize promotional pricing to attract customers and subscribers who may have heightened price sensitivity and who may not be willing to pay full price for our offering when the promotion period expires. For example, we have observed that subscribers who receive steep discounts have higher rates of cancellation. Our promotional and pricing strategy changes regularly and is subject to experimentation. In fiscal year 2025, we increased our use of promotional pricing to drive growth in customer acquisitions, and we expect that we will continue to adjust our promotional policies in response to our business objectives and market conditions. Our business performance may be adversely impacted if our promotional strategy is not effective at attracting and retaining customers.
Further, customer preferences may change and customers may not rent through our platform as frequently or spend as much with us. Customers may also react negatively to policy changes that we make from time to time, such as more stringent late fees or pricing increases, which could cause them to cancel their subscriptions. We strive to drive conversion of new subscribers from current and former customers; however, if their behavior changes or they are not satisfied with our offering for any reason, our ability to grow subscribers may be impacted. If we are not able to continue to expand our customer base through cost-effective methods, we may not meet our revenue and profitability goals, our revenue may grow slower than expected or decline, and investors may lose confidence in our business. Relatedly, an inability to attract and retain customers could harm our ability to attract and retain brand partners, who may decide to partner with alternative platforms.
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
•our ability to keep pace with new and emerging technologies, such as AI tools for shopping and styling;
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
•the level of our investment in marketing and the success of our marketing strategies and tactics, including changes in efficiency of our historic or current customer acquisition and retention methods;
•a negative customer service experience;
•intense competition in the fashion industry;
•negative publicity that impacts our brand and reputation;
•changes in consumer preferences regarding the use of pre-loved apparel;
•lack of market acceptance of our business model;
•a future outbreak of disease or public health concern, such as COVID-19; and
•the failure (or perceived failure) to meet different and sometimes conflicting stakeholder expectations regarding our environmental, social and governance (“ESG”) initiatives.

If existing customers no longer find our offerings and products appealing, appropriately priced or easy to use, or if we are unable to provide high-quality support to customers to help them resolve issues in a timely and acceptable manner, they may stop using our offerings, we may experience negative publicity and word-of-mouth and other referrals may be hampered. For example, we implemented a price increase for our subscription plans and began enforcing a more stringent late fee policy in fiscal year 2025 and anticipate that we will likely increase prices again in the future. If our customers no longer perceive our Subscription plans as appropriately priced and cancel or pause their subscriptions, our business and financial results could be harmed. We are focused on investing in the customer experience and delivering greater value to her, including by nearly doubling our rental product selection in fiscal year 2025 and maintaining these levels in fiscal year 2026, and emphasizing the value proposition of our offering in our marketing materials, among other initiatives; however these or other initiatives to retain customers may not be successful at improving customer satisfaction, subscriber retention and/or revenues and may require additional costs or lead to unanticipated consequences. For example, we may offer discounts to retain subscribers who have heightened price sensitivity and who may not be willing to continue to pay full price for a Subscription. Reductions or changes to when and under what circumstances such Subscription discounts are offered may impact retention. Even if our existing customers continue to find our offerings and products appealing and our customer service satisfactory, they may decide to downgrade to a less frequent, lower cost subscription and/or rent fewer items due to price sensitivity and/or changing demand or other reasons. If customers downgrade their subscriptions or make fewer or lower priced rentals, our financial results could be negatively affected.
We have a history of losses, and we may be unable to achieve or sustain profitability.
We had a net income (loss) of $22.6 million and $(69.9) million for the years ended January 31, 2026 and 2025, respectively, and have in the past had net losses. We reported net income for the year ended January 31, 2026 due to the recognition of a Gain on Debt Restructuring of $96.3 million. As of January 31, 2026, we had an accumulated deficit of $(1,100.4) million. Further, for a variety of reasons, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to sustain or increase our profitability.
Our ability to generate profit depends on our ability to grow customers and revenue and drive operational efficiencies in our business to generate better margins. In recent years, we have taken significant steps to reduce our operating costs, improve our margins, and make progress towards profitability. Fiscal year 2025 was a year of investment as we significantly increased the amount of new rental product we acquired and, therefore, increased our net losses year-over-year, excluding the Gain on Debt Restructuring discussed above. We may also continue to generate net losses in order to:
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
We may discover unanticipated costs or that these initiatives are more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses or realize the operating efficiencies and profitability we anticipate. We also expect to face greater compliance costs over time associated with the increased scope of our business and being a public company. If we are not able to adequately increase revenue or manage operating costs for reasons within or outside of our control, we may continue to incur net losses and not be able to achieve or sustain profitability in the near term or at all. If we are unable to achieve or sustain profitability, the value of our business and the trading price of our Class A common stock may be negatively impacted.
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

We have not always predicted our customers’ preferences and acceptance levels of our products with accuracy. We may misjudge demand and over or under purchase rental product. In addition, external events may disrupt or change customer preferences and behaviors in ways we are not able to anticipate. Lower availability, including depth and breadth levels, has negatively impacted active subscriber retention in the past. Although we are focused on ensuring that there are adequate quantities of rental product on our site and aim to acquire approximately the same quantity of rental product year-over-year in fiscal year 2026, we expect that new rental product levels will fluctuate quarterly due to the timing of our purchases, seasonality and other factors within or outside of our control, which may negatively impact customer retention and, therefore, revenue. Any future decreases in our rental product availability levels or perceived availability levels, including in connection with other business objectives, may negatively impact active subscribers.
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

Our ability to receive inbound products efficiently and ship products to and from customers may be negatively affected by many events outside of our control, including inclement weather, public health crises, governmental regulations, labor disputes and other factors. We are also subject to risks of damage or loss during delivery by our shipping vendors. Customers who do not receive their orders in good condition or on time, or perceive our shipping promise as too slow, often become dissatisfied and even cease using our services, which may adversely affect our business and operating results if the issues become persistent or impact a significant amount of customers. Our shipping vendors have faced and may continue to face increased volumes which, in turn, has caused and could in the future cause a decrease in their service levels, including shipping delays, or result in an increase in their prices. We have experienced increased shipping costs in recent years, and these costs are expected to increase in the future, particularly in light of the current macroeconomic landscape and global conflicts. In addition, although we have achieved efficiencies in our supply chain operations in recent years, these efficiencies may not be sustainable or meet our broader business objectives. Increases in shipping costs, in particular for our primary shipping vendor, are likely to result in increased costs to us and adversely impact our business. In addition, significant shipping difficulties or disruptions or any failure by our brand partners or third-party carriers to deliver high-quality products to us or to our customers, as applicable, in a timely manner or to otherwise adequately serve our customers could damage our reputation and brand and may substantially harm our business.
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

We have been focused on expanding our relationships with brand partners and continuing to develop our Exclusive Designs and Share by RTR arrangements, which are our more capital-efficient ways of acquiring rental product, particularly in light of our 2025 and 2026 rental product strategy. For our Exclusive Designs, RTR traditionally has sourced the materials and relied upon third-party manufacturing partners to produce products; however, we have updated our Exclusive Designs model and, starting in fiscal year 2025, certain brands source and manufacture the products themselves, which are exclusively available on our site for a period of time. This new Exclusive Designs approach is similar to the approach for Wholesale and Share by RTR items, for which we enter into contracts in advance of a particular season and brand partners frequently agree to incur costs related to sourcing and manufacturing products before we have paid for them, which requires the brand partners to continue to trust us. If we were viewed as less financially viable by our brand partners and/or their financing partners or factoring companies, we may receive less favorable terms and conditions from our brand partners, including requiring more upfront payments or other demonstrations of credit. The cash flow benefits we currently experience from our brand partners’ willingness to revenue share could be adversely affected if revenue share terms change or if brand partners no longer wish to revenue share due to lack of trust in us, lack of revenue earned in comparison to the projections we provided, or their inability to continue to spread their earnings out over the time period that the products are earning revenue on our website, among other reasons. For our Exclusive Design arrangements, we must continue to increase the number of brand partners with whom we work, design an assortment of styles that meet customer demand, maintain and enhance our third-party manufacturing capabilities and partner relationships and ensure the products manufactured meets brand partners’, customers’ and our quality standards. Our ability to obtain a sufficient selection or volume of products on a timely basis at competitive prices could suffer as a result of any deterioration or change in our partner relationships or events that adversely affect them and, in turn, could have a material adverse effect on our business.
We also procure and manufacture products outside of the United States. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, increased or changing tariffs, limitations in factory capacity, the imposition of additional import or trade restrictions, including legal or economic restrictions on overseas brand partners’ or manufacturers’ ability to produce and deliver products, increased custom duties and tariffs, unforeseen delays in customs, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, foreign government regulations, political instability and conflict, such as the war between Russia and Ukraine and conflict in the Middle East, and economic uncertainties in the countries from which we or our brand partners source our products. Future extended disruptions in travel may limit our ability to source products in-person, which may lead to suboptimal products and harm our business. For the next several quarters, we anticipate facing, and having to address challenges relating to, economic uncertainty and trends that may also impact our business operations, including transportation efficiencies. Additionally, oil supply disruptions related to the war between Russia and Ukraine and conflict in the Middle East have in the past led to, and are likely to continue to lead to, increased fuel and, therefore, shipping prices. Further, certain trade restrictions related to the Xinjiang region of China that impose a ban on virtually all imports from that region could affect the sourcing and availability of raw materials, such as cotton, used in the manufacturing of certain products and lead to our products and materials and those of our brand and/or manufacturing partners being held for inspection by the United States Customs & Border Patrol and delayed or rejected for entry, which could adversely impact the customer experience and our business. In addition, negative press or consumer sentiment about internationally sourced products may lead to reduced demand for our products. These and other issues affecting our international brand partners, manufacturers or internationally sourced products could have a material adverse effect on our business, financial condition, and results of operations.
Furthermore, we must execute our cleaning and repair protocols and reverse logistics operations efficiently and at a significant scale to maximize the utilization of units and help ensure adequate availability levels the failure of which may adversely affect our operating results. We cannot control products while they are out of our possession or prevent all damage while in our fulfillment centers, during shipping, or while with customers, third-party suppliers or partners. We are focused on enhancing our automation and quality control processes to ensure that we are appropriately managing our rental product; however, we may deactivate rental product prematurely, which could reduce availability to our customers, or we may deactivate rental product too slowly, which could increase costs and harm our reputation if customers and potential customers believe that our products are not of high quality or may be damaged.

If we fail to maintain and enhance our brand, our ability to attract and retain customers will be impaired and our business, financial condition, and results of operations may suffer.
Maintaining and enhancing our appeal and reputation as a stylish, revolutionary and trusted brand is critical to attracting and retaining customers and brand partners. The successful promotion of our brand and awareness of our offerings and products depends on a number of factors, including our marketing efforts, ability to continue to develop our offerings and products, the quality and appeal of our products, and ability to successfully differentiate our offerings from competitive offerings. We expect to invest resources to promote and maintain our brand; however we believe that we are underinvested in brand marketing and channel diversification relative to typical market practice and our competitors (as discussed elsewhere in these risk factors). Further, although we focus on full funnel marketing, our marketing spend has prioritized, and is expected to continue to prioritize, paid marketing over upper funnel, brand marketing investments, which may negatively impact our brand awareness and growth. Further, there is no guarantee that our brand development strategies will enhance the recognition of our brand or lead to increased customer acquisition and sales. The strength of our brand depends largely on our ability to provide a compelling customer value proposition for our rental and resale offerings and continued customer engagement and word of mouth organic marketing. Our efforts to improve our customer experience may not be successful. In addition, brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in promoting and maintaining our brand and reputation.
Furthermore, whether accurate or not, negative publicity about our business, operations, leadership or employees, and customer complaints have in the past, and could in the future, harm our reputation, customer trust and referrals of our services, brand partner confidence, vendor confidence, employee morale and culture, and our ability to recruit new employees effectively. In addition, negative publicity related to our brand partners, influencers and other vendors that we have partnered with may damage our reputation, even if the publicity is not directly related to us. Negative commentary concerning us or our brand partners may also be posted on social media platforms at any time and may have an adverse impact on our brand, reputation and business. The harm of negative publicity, particularly on social media platforms, may be immediate, without affording us an opportunity for redress or correction.
If we fail to maintain, protect, and enhance our brand successfully or to maintain and grow loyalty among customers, or if we incur substantial expenses in unsuccessful attempts to maintain, protect, and enhance our brand, we may fail to attract or increase the engagement of customers, and our business, financial condition, and operating results may suffer.

If we are not able to continue to improve our website and mobile app performance, keep pace with technological changes or consumer expectations, enhance our current offerings, and develop new offerings in a timely way to respond to the changing needs of partners and customers, our business, financial performance, and growth may be harmed.
Our industry is characterized by rapidly changing technology, new service and product introductions, and changing customer demands and preferences, and we are not able to predict the effect of these changes on our business. In addition, we believe that our future success depends, in part, on our ability to anticipate and respond effectively to new technology disruption and developments and keep pace more generally with technological changes and trends. These include new software applications or related services based on AI, including agentic search and machine learning, augmented reality, or robotics or more generally evolving trends in e-commerce. For example, we continue to focus on improving the performance and design of our website and mobile application for our customers, including by leveraging AI tools and resources and increased personalization; however, our efforts may be unsuccessful. The technologies that we currently use to support our business platform are highly interconnected and complex (as discussed elsewhere in these risk factors) and may become inadequate or obsolete, and the cost of incorporating new technologies into our offerings and services may be substantial. In addition, any failure by us to adequately integrate technological developments in our approach to data management could harm our ability to leverage data, including customer data, collected through our technology and our systems, which could have a negative effect on our business. If we are unable to adequately utilize our data in support of our operations due to technical or other limitations, our ability to drive leverage in operational efficiencies and to attract new customers and retain existing customers could be impaired. In addition, if we are unable to successfully leverage new technology to automate and otherwise enhance and drive efficiencies in our operations, our business, results of operations and financial condition could be harmed. For risks related to our adoption and use of AI, see “Our use of AI may subject us to new or heightened legal, regulatory, ethical, operational or other challenges.”
Our partners and customers may not be satisfied with our technological or other platform enhancements or new offerings or may perceive that these offerings do not respond to their needs or create value for them. Our customers may also be dissatisfied with the product mix we currently offer or will offer in the future.
Additionally, as we invest in and experiment with new offerings or changes to our platform, our partners and customers may find these changes to be disruptive and may perceive them negatively. For example, we are focused on increasing personalization and introducing AI styling tools for our customers. We have also recently launched a pilot of a marketplace offering designed to sell customers complementary products, such as clothing basics, shapewear and shoes, that are not available on our core platform. These new offerings and updates do not have demonstrably long track records of success for us and could result in higher costs, increased liability, not meet our expectations and goals, be a distraction from our core business goals, dilute our brand, and/or have other unforeseen impacts on the business. In addition, developing new offerings and services is complex, and the timetable for their public launch is difficult to predict and may vary from our expectations. As a result, the introduction of new offerings may occur after anticipated release dates, or they may be introduced as pilot programs, which may not be continued for various reasons. In addition, new offerings may not be successful due to defects or errors, negative publicity, or our failure to market them effectively. New offerings may not drive revenue growth, customer acquisition or retention, may require substantial investment and planning, and may bring us more directly into competition with companies that are better established or have greater resources than we do. If we do not continue to cost-effectively develop new offerings that satisfy our brand partners and customers, then our competitive position and growth prospects may be harmed. In addition, changes to subscription plans or new offerings may have lower margins than we anticipate or than existing offerings, and our revenue from new offerings may not be enough to offset the cost of developing and maintaining them, which could adversely affect our business, financial performance, and growth. Finally, the success of our technology and product initiatives overall depends upon our engineering and product teams and leadership, which have experienced recent transition and may continue to experience transition in the future. If our team building efforts or engineering and product strategies and plans are not successful or are not executed successfully, our growth may decline and we may not achieve our profitability goals.

Our use of AI may subject us to new or heightened legal, regulatory, ethical, operational or other challenges.

We currently use AI in connection with our business and operations and expect to expand our uses of AI. There are significant risks involved in utilizing AI, and no assurance can be provided that such use will enhance our business or operations or result in our business or operations being more efficient or profitable. For example, AI models and algorithms, and the data and other material or content on which they rely, could be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable. AI has also been known to produce false or “hallucinatory” inferences or outputs and AI can subject users to new or heightened legal, regulatory, ethical, operational, or other challenges. Inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions. If the AI solutions that we use are or are perceived to be deficient, inaccurate or controversial, we could suffer operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business, operations and financial results. If we do not have sufficient rights to use the models, algorithms, data or other material or content on which our AI solutions rely, or the output thereof, we could also incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party. If any of our employees, contractors, vendors or service providers use any third-party AI solutions in connection with the services they provide to us, it may lead to the inadvertent disclosure of our confidential information, including inadvertent disclosure of our confidential information into publicly available third-party training sets, which may impact our ability to realize the benefit of, or adequately protect and enforce, our intellectual property rights or confidential information, harming our competitive position and business. Further, any content created by us using generative AI may not be subject to copyright protection which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content. In addition, the use of AI solutions by companies has resulted in, and may in the future result in, failures, interruptions and security breaches of their information technology networks and systems and data privacy, data security, data protection and consumer protection violations that implicate the personal or confidential information of users of such AI solutions. Our competitors may also adopt or develop more effective AI-based solutions, which could place us at a competitive disadvantage.

In addition, regulation of AI is rapidly evolving worldwide as legislators and regulators are increasingly focused on this emerging technology. The technologies underlying AI and its uses are already subject to a variety of laws and regulations, including intellectual property, data privacy, data security, data protection, consumer protection, competition and equal opportunity laws and regulations, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation and data privacy, data security, data protection and consumer protection laws and regulations to AI or are considering general legal frameworks for AI. It is possible that we will not be able to anticipate how to respond to these rapidly evolving frameworks, and we could be required to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.

We rely heavily on the effective operation of our proprietary technology systems and software, as well as those of our third-party vendors and service providers, for our business to effectively operate and to safeguard confidential information.
We rely heavily on the Internet, computer systems, hardware, in-house proprietary technology, third-party software and infrastructure, and customized off-the-shelf technology solutions across our business (collectively, our “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services. Our ability to effectively manage all areas of our business, particularly our product management, fulfillment operations, and financial systems, depends significantly on the reliability and capacity of these IT Systems. We are critically dependent on the integrity, connectivity, security and consistent operations of our IT Systems, which are highly dependent on coordination of our internal business, operations, product and engineering teams. For example, in September 2019, we experienced a software outage at our Secaucus, New Jersey facility, during which we were unable to fulfill thousands of Reserve and Subscription orders on a timely basis and made the decision to stop taking new orders until the issue was adequately resolved. We also experienced significant negative customer reviews and negative press as a result of the outage, which we believe damaged our customer relationships, reputation and brand. The outage also resulted in substantial financial losses and increased costs largely due to: lost revenues, customer refunds, credits, promotions and/or related payments, and incremental labor and shipping costs. Our insurance policy covered a substantial portion of these losses but not all of them. While we have taken remediation measures in response to the outage, additional outages or other disruptions have occurred from time to time and are likely to occur in the future, which could harm our ability to meet customer expectations, fulfill orders, manage our products, and achieve our objectives for operating efficiencies and profitability.

The technology underlying our platform is highly interconnected and complex, and we detect bugs, errors, and vulnerabilities from time to time in the ordinary course of business. Because of the complexity of our technology, it is likely to contain additional undetected bugs, errors or vulnerabilities, some of which may have a material adverse effect on our business or operations. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. Moreover, due to the interconnected nature of our IT Systems, updates to parts of our code (including for product launches), third-party code, and application programming interfaces, on which we rely and that maintain the functionality of our IT Systems, are often very complex and could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platform and/or launch delays that negatively impact the customer experience and functionality of our offerings. Our use of AI-assisted coding may increase the potential for errors or vulnerabilities in our code base. In some cases, such as our mobile application, certain errors are only able to be correctable through updates distributed through slower, third-party mechanisms, such as app stores, and may need to comply with third-party policies and procedures to be made available, which may add additional delays due to app review and customer delay in updating their mobile apps. In addition, our IT Systems and business operations are increasingly reliant on AI systems and technologies, which are complex, expected to pose new or unknown cybersecurity risks and challenges, and may have errors or inadequacies that are not easily detectable. As discussed elsewhere in these risk factors, these systems and technologies may inadvertently reduce the efficiency of our IT Systems or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies, or otherwise are inconsistent with our brand, guiding principles and mission. Any errors or vulnerabilities discovered in our code or IT Systems generally could also result in damage to our reputation, loss of our customers, unauthorized disclosure of personal and confidential information, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business.

Any significant technology disruption or failure, cyberattack or data security incident could adversely affect our business, financial condition and operations.
Our ability to effectively manage our business, particularly our product management, order and fulfillment operations, and financial systems, depends significantly on the reliability and capacity of the Internet and our IT Systems. We also collect, process and store sensitive and confidential information, including our proprietary business information and information regarding our customers, employees, suppliers and business partners, including personally identifiable information (collectively, “Confidential Information”). The secure processing, maintenance and transmission of Confidential Information is critical to our operations. Our IT Systems and those of our service providers and business partners may be subject to damage or interruption from power outages or damages, telecommunications problems, data corruption, software errors, network failures, acts of war or terrorist attacks, fire, flood and natural disasters. Our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to identify, detect, prevent, or recover from data corruption or loss or long-term network or operational outages or to keep pace with rapidly developing technologies, such as AI. In addition, we upgrade our existing IT Systems and incorporate new technology systems from time to time in order for such systems to support the needs of our business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations. In addition, our failure to implement upgrades to our IT Systems or maintain operational controls for data protection, retention, or deletion, whether due to cost savings, resource constraints, a failure to identify the need or other reasons, could negatively impact our business.
Additionally, despite various security measures that have been implemented, our IT Systems and those of our third-party service providers and business partners as well as the Confidential Information stored thereon are vulnerable to numerous and rapidly evolving cybersecurity risks that threaten their confidentiality, integrity and availability, including security incidents, technology developments (including, but not limited to, AI developments), attacks by a variety of threat actors (including hackers, hacktivists, and state-sponsored organizations), acts of vandalism, malware, social engineering, denial or degradation of service attacks, computer viruses, software bugs or vulnerabilities, supply chain attacks, phishing attacks, ransomware attacks, credential stuffing attacks, misplaced or lost data, human errors, malicious insiders, inadvertent disclosures or other similar events. Notably, AI technologies have introduced new and complex cybersecurity risks, including, but not limited to, more sophisticated AI-powered phishing campaigns and the potential for novel attack vectors using AI, which presents a significant challenge for the Company and our third-party providers and business partners. If unauthorized parties gain access to our Confidential Information, IT Systems or other information, or those of our third-party service providers or business partners, they may be able to steal, publish, sell, delete, use inappropriately or modify private and sensitive information, including credit card information and personally identifiable information or proprietary business information, any or all of which could harm our business, financial condition and results of operations.
In particular, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be necessary to make extortion payments, but we may be unable to do so if applicable laws or governmental pressure prohibit or prevent such payments. We are also a frequent target of credential stuffing and account takeover attacks: for example, where email addresses and passwords involved in security incidents reported by other companies are used to attempt to gain unauthorized access to our platform or IT Systems. In addition, employees may intentionally or inadvertently cause data or security incidents that result in unauthorized release of personal information or other Confidential Information. Further, Company-issued laptops or other devices have been, and may in the future be, lost, stolen, or infected with malware. Because the techniques and tools (including AI) used to circumvent security systems change frequently, are becoming increasingly sophisticated, are designed to evade detection and remove forensic evidence, are often not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to timely or effectively anticipate, detect or recover from cyberattacks or security incidents in the future. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our Confidential Information and IT Systems. For example, as further described later in these risk factors, we have identified material weaknesses in certain controls related to our IT Systems.

Certain of the aforementioned types of cyberattacks and security incidents have occurred in the past to us and our third-party providers, and may occur in the future, resulting in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of Confidential Information. For example, although no sensitive information was affected, our platform has been the subject of phishing attempts, credential stuffing attacks and brute force attacks (i.e., attempts to try different username and password credentials to gain access to our platform), and other account takeover tactics. The security measures we employ to prevent, detect, and mitigate unauthorized use of user credentials and potential harm to our users from the theft of or misuse of user credentials on our network (including, but not limited to, our ability to keep pace with evolving AI threats) may not be, and have not always been, effective in every instance.
We also rely on a number of third-party providers of products and services to operate our critical internal and external operations, such as the processing of personal information and other Confidential Information. Examples of third parties include, but are not limited to, our contracted customer service provider, shipping partners, human resources information system, payment processor, data warehouses, and various IT Systems providers. Because we do not control these service providers and our ability to monitor their security measures is limited, these service providers may not have adequate security measures and could experience a security incident that compromises the confidentiality, integrity, or availability of the IT Systems they operate for us or the Confidential Information they process on our behalf and may not be able to contain or recover from such incidents or to notify us in a timely manner. Due to applicable laws and regulations or contractual obligations, we may be held responsible for such incidents as they relate to the information we share with them. Moreover, we or our third-party service providers may be more vulnerable to such attacks in remote or hybrid work environments or when operating internationally. Any cyberattack, security incident, or material disruption or slowdown affecting our Confidential Information or IT Systems or those of our third-party service providers or business partners, could result in actual or alleged breaches of applicable laws or our contractual obligations, costly investigations and litigation (including class action lawsuits), civil or criminal penalties, operational changes or other response measures, restoration and remediation costs, loss of consumer confidence in our security measures, negative publicity, and/or reputational harm, any of which could have a material adverse effect on our business, financial condition, and results of operations.
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
•our failure to successfully execute planned enhancements to our website and mobile application performance in order to keep pace with industry standards and meet customer expectations, including with respect to the implementation of AI tools and resources;

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

In addition, we must keep up to date with competitive technology trends, including the use of new or improved technology, checkout and payment options, creative user interfaces, virtual and augmented reality, AI, and other e-commerce marketing tools such as paid search and mobile applications, among others, which may increase our costs and which may not increase sales or attract customers. Our competitors, some of whom have greater resources than we do, may also be able to benefit from changes in e-commerce technologies or adapt better than us, which could harm our competitive position.
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
•the seasonality of our business;
•litigation matters and demands that may be costly to manage or that have a negative impact on our reputation; and
•changes to financial accounting standards and the interpretation of those standards, which may affect the way we recognize and report our financial results.
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

We face risks arising from cost-cutting and restructuring of our operations, which could adversely affect our financial condition, results of operations, cash flows, or business reputation.
We have taken and plan to continue to take actions intended to drive efficiencies and maintain a cost structure that aligns with our business and financial objectives. For example, in September 2022 and January 2024, we announced significant restructuring plans intended to reduce costs, streamline our organizational structure and drive operational efficiencies and growth. We have also taken smaller actions with similar goals in mind, such as off-shoring over a majority of our customer service operations in fiscal years 2025 and 2026 and eliminating our customer service styling program in fiscal year 2025. These plans or other future restructuring plans, including as a result of leveraging AI efficiencies, present significant risks that could have a material adverse effect on our operations, financial condition, results of operations, cash flow, or business reputation. Such risks include:
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

In addition, our future success will depend upon our ability to attract and retain employees, particularly for key roles, such as engineering and product (including data science), brand, marketing, buying and planning, and logistics, as well as hourly fulfillment workers and customer service agents. Such efforts have required, and are expected to continue to require significant time, expense, and attention as there is intense competition for such individuals, particularly in New York City, Galway, New Jersey and Texas, and new hires require significant training and time before they achieve full productivity. We may be unable to maintain competitive wage and salary levels, which may increase further due to inflation and potential laws increasing minimum wages. Our inability to maintain competitive wage and salary levels could increase attrition and make recruiting more difficult. Alternatively, we may be required to increase current compensation levels to attract and retain employees, which could negatively impact our profitability goals. In addition, prospective and existing employees often consider the value of the equity awards they may receive in connection with their employment and i) our stock price has declined significantly since our 2021 IPO and ii) we expect to grant future equity awards to a small group of senior leaders. If the perceived value of our equity awards is inadequate or experiences significant volatility, it may adversely affect our ability to recruit and retain key employees. Although we have implemented different types of programs with a goal of incentivizing our employees, these programs and plans may not have the intended incentivization and retention benefits, particularly in light of our current stock price volatility. Further our continued efforts to optimize our cost structure and organization design has made, and in the future may, make it more difficult to attract and retain employees for key roles.

We have an office-centric model in our New York City headquarters for our corporate employees. If our current model is not aligned with our employees’ preferences, it may adversely affect our ability to recruit and retain employees and may negatively impact our Company culture, collaboration and productivity, and may be something that we need to revisit in the future.

We have experienced in the past, and may in the future experience, voluntary attrition at significant rates for various reasons, including challenges with employee morale, perception of our business and financial condition, and challenging labor market conditions such as rising wages and competition in hiring. Our teams are generally leanly staffed, which means that the impact of lower levels of attrition can be felt more acutely than in larger organizations. If we are unable to attract and retain qualified employees in a timely fashion, particularly for the key roles described above, our ability to achieve our strategic objectives will be adversely impacted, and our business and future growth prospects will be harmed.
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
We believe that our Company culture has been critical to our success. We aim to cultivate and maintain a workplace that is entrepreneurial, passionate, kind and positive, which we believe is essential to our growth and continued success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:
•the failure to maintain and/or improve employee morale and engagement for a variety of reasons, including, but not limited to, our office-centric approach in our New York City headquarters, past and future restructurings and layoffs, the perception of our business and financial condition, and our continued efforts to ensure a cost-conscious and efficient workforce that supports our growth and profitability goals;
•the failure to identify, attract, reward, and retain employees who share and further our culture, values, and mission;
•the failure to successfully integrate AI tools and resources into the day-to-day operations of our teams;
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
•the increasing need to develop expertise in new areas of business that affect us; and
•the employee and market perception of our ESG efforts, which may impact employee morale and recruiting efforts.
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

Our brand and manufacturing partners may increase their pricing if raw materials, labor, or other costs become more expensive or subject to other pricing pressures. The inputs used to manufacture products are subject to availability constraints and price volatility. In addition, our brand partners may pass the increase in sourcing costs to us through price increases, thereby impacting our margins. For example, if manufacturers increase their costs, our Exclusive Designs may not be as cost-effective for us or our brand partners to produce, which could negatively impact our ability to meet our financial goals. The fabrics used in our products are made of raw materials including petroleum-based products and cotton. Significant price fluctuations or shortages in petroleum, cotton, or other raw materials could significantly increase our cost of revenue and the cost associated with procuring products via Exclusive Designs. Moreover, in the event of a significant disruption in the price or supply of the fabrics or raw materials used in the manufacture of the products we offer, such as due to changes in global trade policies, tariffs and other measures that could restrict international trade or due to restrictions on Xinjiang cotton, we and/or our partners might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. In particular, there is significant uncertainty about the future relationship between the United States and other countries with respect to global trade policies, tariffs and treatises. The United States has imposed significant tariffs on foreign countries, including China, related to the importation of certain product categories, and countries may change their business and trade policies in anticipation of or in response to the United States’s increased import tariffs and other changes in U.S. trade policies already enacted or that may be enacted in the future. For example, in early 2025, the U.S. imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, which have resulted in other countries imposing additional tariffs on imports from the U.S., and is likely to continue to result in more retaliatory tariffs. The U.S. Supreme Court invalidated the reciprocal tariffs on February 20, 2026; however, shortly thereafter, President Trump signed an executive order implementing a new 10% global tariff pursuant to an alternative statutory authority, which may be raised up to 15%. It remains unclear whether and to what extent duties previously collected under the invalidated tariffs will be refunded, whether refunds will be subject to administrative or judicial processes, or whether offsets or alternative measures may be imposed. This evolving legal and policy landscape has contributed to continued volatility in the supply chain.

Disruptions in the supply chain due to a variety of macroeconomic factors and the recent inflationary environment have increased raw material costs, impacted pricing of our products, and caused shipping delays. In addition to the general uncertainty and overall risk from changes in global trade policies, tariffs, treatises and supply chains, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to such changes. For example, to respond to inflationary and tariff pressures, in August 2025, we implemented increased prices for our subscription plans. Any future developments of these issues, or the perception regarding such developments, could increase the costs associated with procuring rental product, negatively impact our brand partners’ business operations which could in turn negatively impact us, reduce the supply of materials used in the design and manufacture of our rental products; and negatively impact customer demand for our products, any of which could have a material adverse effect on our business, financial condition and results of operation.
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

On October 28, 2025, we completed the recapitalization transactions to strengthen our financial position and financial flexibility by significantly reducing our existing indebtedness and adding capital to the business (the “Recapitalization Transactions”). See “Note 3 — Liquidity” and “Note 4 — Recapitalization Transactions” in the Notes to the Consolidated Financial Statements for more information. We may fail to fully realize the anticipated benefits of the Recapitalization Transactions or such benefits may be short-lived or insufficient for our future needs due to factors within or outside our control. Our ability to continue to grow our business depends, among other things, upon our ability to successfully execute on our business strategies, hire, retain and motivate key talent, obtain financing for our capital needs, scale our systems efficiently and effectively, control costs, comply with our debt covenants, and manage the pressures on our management and administrative, operational and financial infrastructure. If we fail to realize the anticipated benefits of the Recapitalization Transactions, or if those benefits are short-lived or insufficient for our future needs, it could have an adverse effect on our business, financial condition and results of operations.

Failure to manage our Board transition and related changes could materially adversely affect our business.

To facilitate the Recapitalization Transactions, the Board has been restructured, including new and departing members, changes to the Audit Committee composition, and the designation of Mr. Fonseca as Executive Chair, and this transition may cause temporary uncertainty and disruption. Additionally, the Investor Group (defined below) has indicated that it is continuing to use commercially reasonable efforts to identify and designate a third Investor Group director to the Board, which could take place in the near future.

The potential uncertainty and disruption resulting from the Board transition and related changes, along with the ongoing efforts to identify a third Investor Group director, could have an adverse effect on our business, financial condition and results of operations. For more information on the Board transition, see “Note 4 — Recapitalization Transactions” in the Notes to the Consolidated Financial Statements for more information.

We may require additional capital to support the growth of our business and satisfy our debt obligations, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity and debt financings and revenue generated from our offerings. Our goal is to be a profitable company over time; however, we cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We also intend to continue to make investments to develop and grow our business. For example, in the future, we may need additional funding to satisfy our debt obligations, to obtain rental products, for marketing, and for headcount or other operating expenses and capital expenditures, to develop new features or enhance our offerings, to improve our operating infrastructure, and/or to acquire complementary businesses and technologies. However, our market capitalization, business performance and/or level of indebtedness and/or governance structure may adversely impact efforts to raise additional capital. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to support our business growth, and respond to business challenges could be significantly impaired, and our business may be adversely affected. Additionally, in recent periods, there has been volatility in and disruptions to the global economy, including the equity and debt financial markets. Such weakness and volatility in capital markets and the economy in general could limit our access to capital markets and increase our costs of borrowing.

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

Under the terms of the Recapitalization Transactions, we entered into an amended and restated credit agreement (the “New Credit Agreement”), by and among the Company, as borrower, CHS (US) Management LLC, as administrative agent (the “Agent”), and CHS US Investments LLC (“Lender”), Gateway Runway, LLC (“Nexus”) and S3 RR Aggregator, LLC, as lenders (“STORY3” and, collectively with Lender and Nexus, the “Investor Group”). The New Credit Agreement amended and restated our prior credit agreement, dated as of July 23, 2018, by and among the Company, as borrower, the lenders from time to time party thereto and the Agent (as successor-in-interest to Double Helix Pte Ltd.) (the “Existing Credit Agreement”). The New Credit Agreement contains negative covenants that limit our ability to, among other things, incur additional indebtedness, pay dividends, redeem stock or make other distributions, amend our material agreements, make investments, incur liens, make negative pledges, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, and enter into certain transactions with affiliates. Our obligation to comply with such covenants could decrease our operating flexibility and our ability to achieve our operating objectives, which could have an adverse effect on our business, financial condition and results of operations.

Further, in the past we have sought waivers and/or concessions from our Lender to ensure our continued compliance with certain covenants under our Existing Credit Agreement, and we may in the future be unable to comply with the covenants under the New Credit Agreement. If we were unable to comply with our covenants and successfully negotiate with the Investor Group for a waiver or dispensation of such covenants under the New Credit Agreement, the Agent would have the right to accelerate repayment of all outstanding obligations under the New Credit Agreement, which would become immediately due and payable, and exercise all other rights and remedies available under the New Credit Agreement. While our Lender has previously granted waivers or entered into amendments to the Existing Credit Agreement to avoid certain events of default, there can be no assurance that the Investor Group will be willing to do so in the future. In addition, the rights of the Investor Group under the New Credit Agreement are transferable and assignable, and any transferee may not be willing to grant such waivers or enter into such amendments, or have interests that align with us and our stockholders. Therefore, any failure to comply with the covenants under the New Credit Agreement and negotiate with the Investor Group could have a material adverse effect on our business, financial condition and results of operations.

Our level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfill our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs.

As of January 31, 2026, we had $156.6 million aggregate amount of borrowings, consisting of principal and debt (premium) discount under the New Credit Agreement. If we are unable to successfully manage our long-term debt obligations, our liquidity, results of operations, cash flows, and financial condition may be materially adversely impacted. See Risks Related to the Recapitalization Transactions, Note 4 — Recapitalization Transactions and Note 9 —Long-Term Debt in the Notes to the Consolidated Financial Statements for more information on our indebtedness and the Recapitalization Transactions.

Our ability to make interest and principal payments and to fund our planned capital expenditures will depend on our ability to generate cash flows. Our ability to generate cash flows is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising or continuously high interest rates. To the extent we are impacted by macroeconomic trends, or other factors, including, but not limited to, lower demand for our business, increased rental product spend or tariffs, we plan to reduce fixed and variable costs accordingly and have established plans to preserve existing cash liquidity, which includes additional reductions to labor, operating expenses, and/or capital expenditures. However, these actions may not provide sufficient incremental liquidity to fund our debt service obligations when they become current. If our cash flows, capital resources and any measures to reduce fixed and variable costs are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt, if needed, will depend on the condition of the capital markets and our financial condition at such time, as well as cooperation with our lender. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot provide assurance that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. If we need to generate additional levels of cash to service our indebtedness or meet our covenant obligations, we may need to undertake additional cost-cutting measures. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See “Note 4 — Recapitalization Transactions” and “Note 9 —Long-Term Debt” in the Notes to the Consolidated Financial Statements for more information on our indebtedness and the Recapitalization Transactions.
Our New Credit Agreement contains covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our business, financial condition and results of operations.

The terms of our New Credit Agreement include a number of covenants that limit our ability to (subject to negotiated exceptions), among other things, incur additional indebtedness, incur liens on assets, enter into agreements related to mergers and acquisitions, dispose of assets or pay dividends and make distributions. These and other restrictions may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies which are not subject to such restrictions. See Risks Related to the Recapitalization Transactions, Note 4 — “Recapitalization Transactions” and Note 9 —Long-Term Debt in the Notes to the Consolidated Financial Statements for more information on our indebtedness and the Recapitalization Transactions.
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
We identified material weaknesses in our internal control over financial reporting, as described below. As of January 31, 2026, these material weaknesses remain unremediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
In addition, being a public company that is subject to these rules and regulations has made it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations may also make it more difficult for us to attract and retain qualified members of our board of directors, particularly members who can serve on our audit committee, and qualified executive officers.
As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our Company and, as a result, the value of our Class A common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” or a “smaller reporting company.” At such time, our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. However, for as long as we are an “emerging growth company” or a “smaller reporting company with under $75M in public float,” our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b). See “We are an ‘emerging growth company’ and a ‘smaller reporting company,’ and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our Class A common stock less attractive to investors.”
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
•we may encounter difficulties or unforeseen expenditures in integrating the business, offerings, technologies, personnel, or operations of any company that we partner with or acquire; and
•if we incur debt or issue a significant amount of equity securities to fund such joint venture or acquisition, such debt may subject us to material restrictions on our ability to conduct our business, as well as financial maintenance covenants and such equity securities may cause dilution for our existing stockholders and earnings per share may decrease.
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
There has been heightened and, at times, conflicting stakeholder focus, including by consumers, investors, regulators, policymakers, employees and other stakeholders, on ESG matters generally and with regard to the fashion industry specifically. We expect that this increased focus on ESG considerations will affect some aspects of our operations. This requires continuous monitoring of various and evolving laws, regulations, standards and expectations and any associated reporting requirements. Such laws, regulations, standards and expectations may result in additional costs to us or we may become subject to additional requirements in order to comply with them. These laws, regulations, standards and expectations may conflict with one another or may not always be uniform across jurisdictions, which may result in increased complexity, and cost, for compliance. Separately, various regulators have adopted, or are considering adopting, regulations on environmental marketing claims, including but not limited to the use of “sustainable”, “eco-friendly”, “recyclable” or similar language in product marketing. Any of the foregoing may require us to make additional investments or incur additional costs for the collection of data and/or preparation of disclosures and associated internal controls, and in turn, may adversely impact our business, operating results and financial condition.

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
We are subject to numerous evolving laws and regulations in the United States and around the world, including those relating to consumer protection, environmental protection, intellectual property, consumer product safety, data privacy, data security and data protection, AI, taxation, and immigration, labor, and other employment law matters, such as workplace safety, particularly in our fulfillment centers, and wage and hour regulations. There has been a continued regulatory focus on automatically renewing subscription offerings, such as ours. For example, California’s Automatic Renewal Law, and the federal Restore Online Shoppers’ Confidence Act (the “ROSCA”), require companies to adhere to enhanced disclosure and cancellation requirements when entering into automatically renewing contracts with subscription customers. Regulators and private plaintiffs have brought enforcement and litigation or arbitration actions against companies, challenging automatic renewal, terms of service, and subscription programs.
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
From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, data privacy, data security and data protection, consumer protection, securities, tax, labor and employment, commercial disputes, environmental regulations, and other matters that could adversely affect our business operations and financial condition. For example, on November 14, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the Eastern District of New York against the Company, certain of its officers and directors, and the underwriters of its IPO, entitled Rajat Sharma v. Rent the Runway, Inc., et al. The complaint, which has since been amended, alleges that we violated sections of the Securities Act of 1933, as amended, by making allegedly materially misleading statements, and by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory damages, attorneys’ fees and costs and such other relief as deemed just and proper by the court. See “Note 17, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements for more details about the class action and other matters.

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
Our success depends in part on our ability to obtain, maintain, protect, and enforce our intellectual property rights, including those in our proprietary technologies, know-how, and brand. To protect our rights to our intellectual property, we rely on a combination of trademark, copyright, patent, and trade secret laws, domain name registrations, confidentiality agreements, and other contractual arrangements with our employees, affiliates, customers, strategic partners, vendors, and others. However, the protective steps we have taken and plan to take may be inadequate to deter infringement, misappropriation or other violations of our intellectual property or proprietary rights and we may be unable to enforce all of our intellectual property rights, particularly as our use of AI tools and resources (and the use of AI tools and resources by third parties) increases, if we or our third-party partners fail to adequately safeguard our intellectual property. Failure to adequately protect and enforce our intellectual property rights and/or develop new intellectual property could harm our brand, devalue our proprietary technology and content, and adversely affect our ability to compete effectively.
If we fail to protect our intellectual property rights adequately, our competitors may gain access to our intellectual property and proprietary technology and develop and commercialize substantially identical offerings or technologies, which could compete with or devalue our business. For example, the trademark clearance and prosecution process is expensive and time consuming. As such, we may not be able to engage in the clearance process or obtain registrations for every trademark that we use. If our unregistered trademarks are infringed, we may have inadequate protections in place to enforce against third party uses. Additionally, we may not timely or successfully register our trademarks in all jurisdictions, which could enable third parties to use or inhibit use of our brand name and thus create potential impediments to our business, including any efforts to expand the business outside of the U.S. The copyright registrations we have obtained for our website may not adequately protect all material contained on our website, and these registrations do not cover any material that is not part of our website. As such, if our copyrighted works are infringed or otherwise violated, we may not have sufficient registrations in place to enforce our rights in court or to obtain potentially available statutory damages, and we may need to take additional steps to be able to enforce our rights. The patent prosecution process is expensive and time-consuming. We may not be able to prepare, file and prosecute all necessary or desirable patent applications at a commercially reasonable cost or in a timely manner or in all relevant jurisdictions, creating an opportunity for third parties to patent the same technology while preventing us from continuing to use it. Moreover, depending on the terms of any future in-licenses to which we may become a party, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology in-licensed from third parties. Any patents, trademarks, copyrights, or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative proceedings or litigation. Moreover, failure to comply with applicable procedural, documentary, maintenance, renewal, fee payment and other similar requirements with the United States Patent and Trademark Office or other similar governmental agencies or administrative bodies could result in abandonment or lapse of the affected intellectual property rights. Further, the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights in those countries may be inadequate. Accordingly, despite our efforts to obtain and protect our intellectual property, it may be possible for unauthorized third parties to copy our offerings and capabilities and use information that we regard as proprietary to create offerings that compete with ours.

We generally enter into confidentiality and invention assignment agreements with our employees and consultants, as well as agreements with other third parties, including suppliers and other partners, that contain confidentiality obligations and work-for-hire or assignment provisions. However, we cannot guarantee that we have entered into such agreements with each party that has developed intellectual property for us or that may have had access to our proprietary information and technology, know-how, and trade secrets, and in certain jurisdictions the agreements that we have entered into may not be enforceable. Moreover, no assurance can be given that these agreements will be effective in controlling access to our proprietary information or preventing the unauthorized distribution, use, misappropriation, reverse engineering, or disclosure of our proprietary intellectual property and other proprietary rights, information, technology, know-how, and trade secrets. These agreements may be breached, and we may not have adequate remedies for any such breach. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed, possibly leaving us without an adequate remedy to make us whole.
We may be required to spend significant financial and managerial resources to monitor and protect our intellectual property rights. Litigation and other enforcement actions may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. The legal systems of certain countries do not favor the enforcement of patents, trademarks, copyrights, trade secrets and other intellectual property and proprietary protection, which could make it difficult for us to stop the infringement, misappropriation, dilution or other violation of our intellectual property or marketing of competing products or solutions in violation of our intellectual property or proprietary rights generally. In particular, the ownership, protectability and enforceability of intellectual property and other proprietary rights arising from or in connection with the use of AI is subject to uncertainty and has not been fully addressed by laws or courts inside or outside the U.S. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management. In the alternative, the failure to enforce our intellectual property rights could result in the impairment or loss of portions of our intellectual property rights. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights, and if such defenses, counterclaims, or countersuits are successful, it could result in the loss, impairment or narrowing of valuable intellectual property rights. In patent litigation in the United States, counterclaims alleging invalidity and/or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. In an infringement proceeding, a court may decide that the patent claims we are asserting are invalid and/or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover the technology in question. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such proceedings could result in rendering our patents unenforceable or could result in narrowing the scope of the patent claims so that they no longer cover the technology we intend to protect. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse result in any litigation or defense proceedings could have a material adverse impact on our business by making the technology at issue freely available for others to use. Our inability to protect our trade secrets and proprietary technology against unauthorized copying, disclosure, or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our offerings and capabilities, impair the functionality of our offerings and capabilities, delay or prevent introductions of new offerings, result in our substituting inferior or more costly technologies into our offerings, allow our competitors to gain momentum or overtake us, or injure our brand and reputation. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, even with appropriate protective mechanisms in place, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our Class A common stock.

We may incur costs to defend against, face liability or be vulnerable to intellectual property infringement, misappropriation, and other claims and allegations brought against us by others, which could result in substantial damages and diversion of management’s efforts and attention.
Third parties may assert claims against us alleging that we infringe upon, misappropriate, dilute or otherwise violate their intellectual property rights. For example, as trademark clearance and prosecution matters can be expensive and time consuming, we may not be able to engage in a comprehensive clearance process or obtain registrations for every trademark that we use. As such, a third party could claim that our unregistered mark closely resembles the third party’s trademark used for similar services and could make trademark infringement or passing off claims against us. Further, we may not be able to engage in copyright clearance for all content that we use in our business. As such, third parties could claim that content on our website or social media pages (or posted by social media influencers or brand ambassadors that we engage) infringes or otherwise violates the intellectual property rights of others.

We have measures in place designed to avoid infringing, misappropriating or otherwise violating the intellectual property rights of others. However, there is a risk that third parties may assert patent infringement claims against us for the sole purpose of extracting a settlement for a sum that may amount to nuisance value. For example, non-practicing entities may file lawsuits against us, regardless of merit, seeking to arrive at a quick settlement and payment. Moreover, despite our efforts to ensure that our employees and other third parties do not use the intellectual property and other proprietary information of third parties in their work for us, we may be subject to claims that we, our employees or third parties working on our behalf have inadvertently or otherwise used or disclosed intellectual property or other proprietary information of a former employer or other third parties.

We may also be subject to claims of infringement, misappropriation or other violation related to rental product designs and/or content provided by our third-party partners such as brands, influencers, marketing partners and other third parties. Although we aim to have contractual remedies and indemnification rights in our third-party agreements, such provisions may be inadequate. For example, from time to time, we have received cease and desist and demand letters from third parties in connection with our use of certain marketing and advertising assets and our rental product designs, which could lead to claims against us. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. These claims, regardless of their merit, could be expensive and time consuming to defend and could divert management resources. We cannot predict the outcome of such claims, lawsuits or administrative proceedings, and we cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. If these claims are resolved against us, we could incur significant monetary liability, or we could be prevented from renting or selling some of our products or using some of our technology. In addition, a finding of liability or other resolution of claims may require us to change our business model, redesign or rebrand our products, replace portions of our technology platform, license rights from third parties, cease using certain brand names or other intellectual property rights altogether, or make substantial payments for royalty or license fees, legal fees, disgorgement of profits, corrective advertising, settlement payments or other costs or damages. Insurance coverage for infringement, misappropriation or other claims may not be available at all or only on very limited terms, and may be inadequate to cover potential costs and losses. Further, licenses may not be available to us on reasonable terms, if at all. Any of these events could harm our business and cause our results of operations, liquidity and financial condition to suffer.
Our use of third-party open-source software could adversely affect our ability to offer our products and offerings and subjects us to possible litigation.
We use third-party open-source software in connection with the development and deployment of our software applications and will likely use third-party open-source software in the future. Some open-source licenses require that source code that is developed using open-source software be made available to the public at no cost and that any modifications or derivative works to certain open-source software continue to be licensed under open-source licenses, which in some circumstances could include valuable proprietary code. In some circumstances this could require valuable proprietary code to be made available as open-source software, and may also prohibit charging fees to licensees. While we employ practices designed to monitor our compliance with the licenses of open-source software and try to ensure that we do not use any of the open-source software in a manner that would require us to disclose our proprietary source code or preclude us from charging fees, we cannot guarantee that we will be successful. We cannot guarantee that all open-source software is reviewed prior to use in our platform, or that our developers have not incorporated (and will not in the future incorporate) open-source software into our products and offerings without our knowledge. Furthermore, there are an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. As a result, there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products and offerings. If we were to receive a claim of non-compliance with the terms of any of our open-source licenses, we may be required purchase a costly license, to publicly release certain portions of our proprietary source code, to limit or cease our use of some or all of our software, or to expend substantial time and resources to re-engineer some or all of our software. We could also be precluded from charging fees for third-party use of our proprietary code.
In addition, the use of third-party open-source software typically carries greater technical and legal risks than the use of third-party commercial software because open-source licensors generally do not provide support, warranties or controls on the functionality or origin of the software. To the extent that our platform depends upon the successful operation of open-source software, any undetected errors or defects could prevent the deployment or impair the functionality of our systems and injure our reputation. Use of open-source software, particularly with limited community support, may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to compromise our platform. Further, due to the ad hoc nature of updates to open-source software, we may be unable to maintain the most secure versions of the software. Any of the foregoing could be harmful to our business, financial condition, or results of operations and could help our competitors develop offerings that are similar to or better than ours.

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
We collect, process, store, and use a wide variety of data from current and prospective customers, including personal information, such as home addresses, payment card numbers (through our payment processor) and approximate location information. These activities are regulated by a variety of federal, state, local, and foreign data privacy, data security, data protection and consumer protection laws and regulations, as well as industry standards and guidelines, which have become increasingly stringent in recent years. We have in the past and may continue to be subject to allegations that we have violated one or more of these laws, regulations, standards or guidelines.
U.S. data privacy, data security, data protection, and consumer protection laws are complex and changing rapidly, with the frequent imposition of new and changing requirements across our business. Many U.S. states have enacted, or are considering enacting, laws regulating the online collection, use, processing, and disclosure of personal information and are requiring that companies implement reasonable data security measures. Laws in all U.S. states and territories also require businesses to notify affected individuals, governmental entities, and/or credit reporting agencies of certain security incidents affecting personal information.
Further, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”) took effect on January 1, 2020. The CCPA gives California residents expanded rights related to their personal information, including a private right of action and statutory damages for certain violations, and imposes significant compliance obligations on in-scope businesses, including restrictions on “sales” and certain disclosures of personal information that may restrict our use of cookies and similar technologies for advertising purposes, and could cause us to incur additional CCPA compliance costs or create adverse effects as a result of its restrictions. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. For example, since the CCPA went into effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in multiple additional states. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply, and we could be subject to fines and penalties in the event of actual or perceived non-compliance. We expect to continue to invest in compliance initiatives and potentially implement business process changes to support our compliance efforts.
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

We are also subject to the European Union General Data Protection Regulation (the “GDPR”), due to certain of our employees being based in Ireland. The GDPR, which is wide-ranging in scope and applies extraterritorially, imposes substantial requirements and restrictions relating to the processing of personal data, including the personal data of our employees based in Ireland. In addition, GDPR compliance requirements continue to rapidly evolve, which poses compliance challenges for many companies, including us. The GDPR also imposes strict rules on the transfer of personal data out of the European Economic Area, including to the U.S., which have significantly evolved in recent years, including as a result of various challenges and court rulings. We expect such rules to continue evolving and face additional challenges in the future, adding to the legal complexity and uncertainty.
In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards by which we are legally or contractually bound. If we fail to comply with these contractual obligations or standards, we may face substantial liability or fines. Consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanisms and “opt-out preference signals” as a result of industry regulatory or legal developments, evolving privacy policy requirements of the mobile application platforms, the adoption by consumers of browser settings or “ad-blocking” software, and the development and deployment of new technologies (including technologies using AI) could materially impact our ability to collect data or reduce our ability to deliver relevant promotions or media, which could materially impair the results of our operations. In addition, while we strive to publish and prominently display privacy policies that are accurate, comprehensive, and compliant with applicable laws, regulations and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy, data security, data protection and consumer protection. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so, and the U.S. Federal Trade Commission and U.S. State Attorneys General, and international regulators, are increasingly active in investigating and bringing enforcement actions against companies on claims related to notice, transparency, choice and processing of personal information in the context of sales and marketing and advertising activities. If our public statements about our use, collection, disclosure and other processing of personal information, whether made through our privacy policies, information provided on our website, press statements or otherwise, are alleged to be deceptive, unfair or misrepresentative of our actual practices, or if our practices are not consistent or viewed as not consistent with legal and regulatory requirements, including changes in laws and regulations or new interpretations or applications of existing laws and regulations, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, any of which may have a material adverse effect on our business, financial condition, and results of operations.
Further, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”), which is a multifaceted security standard that is designed to protect payment card data as mandated by payment card industry entities. We rely on vendors to handle PCI DSS matters for us and to ensure PCI DSS compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI DSS, based on past, present, and future business practices, which could subject us to fines, restrictions and expulsion from card acceptance programs, have an adverse impact on our business and reputation, and be costly for us to defend.
Our use of AI tools and resources may also subject us to additional data privacy, data security, data protection and consumer protection risks that may impact our business. See “Risks Related to Our Business and Industry—Our use of AI may subject us to new or heightened legal, regulatory, ethical, operational or other challenges.”

We may not be successful in achieving compliance with the rapidly evolving data privacy, data security, AI, data protection, and consumer protection requirements discussed above, as well as other data privacy, security, AI, and consumer protection frameworks that currently, or may in the future, apply to us, despite our efforts to comply. All of these frameworks are constantly evolving and are not always consistent with each other, leading to uncertainty in interpretation. Additionally, despite our best compliance efforts, our service providers or partners may not uphold their legal, regulatory or contractual obligations to comply with these data privacy, data security, data protection, consumer protection or AI requirements, thereby exposing us to risks in these areas. Any actual or perceived non-compliance could result in litigation (including class action lawsuits and mass arbitrations) and proceedings against us by governmental entities, customers or others, fines and civil or criminal penalties, limited ability or inability to operate our business, offer services, or market our business in certain jurisdictions, negative publicity and harm to our brand and reputation, and reduced overall demand for our products and offerings. Such occurrences could adversely affect our business, financial condition, and results of operations. Our insurance policies and third-party indemnification agreements may not be adequate to compensate us for the potential losses arising from any such litigation or proceedings, or from disruptions in or failure or security intrusion of our IT Systems or third-party systems where information important to our business operations is stored. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance policies may not cover any or all claims made against us and could have high deductibles, and defending a suit, regardless of its merit, could be costly and divert management attention.
We could incur significant liabilities related to, and significant costs in complying with, environmental, health and safety laws and regulations.
Our operations are subject to a variety of federal, state, local and foreign laws and regulations relating to permitting requirements, health, safety and the protection of the environment. These environmental, health and safety laws and regulations include those relating to, among other things, the generation, storage, handling, use and transportation of hazardous and non-hazardous materials; the emission and discharge of hazardous and non-hazardous materials into the environment; the emission and discharge of wastewater; the health and safety of our employees; and the maintenance of our facilities and operations. Our compliance efforts are expected to require ongoing investments and may be costly to maintain.

These laws and regulations are complex and evolving. Despite our efforts, we have been, and may in the future be, subject to claims that we have violated such laws and regulations based on past, present, and future practices, which could have an adverse impact on our business and reputation, and be costly for us to defend. For example, we have received notices from regulatory agencies regarding permitting issues and compliance deficiencies related to our warehouse operations; we cannot guarantee that these or future matters will continue to be immaterial or resolved successfully. Failure to comply with such laws and regulations, which tend to become more stringent over time, failure to obtain or maintain permits necessary for our warehouse operations, or failure to favorably resolve violation notices can result in significant fines, penalties, costs, liabilities or restrictions on operations (including shutdown), injunctive relief, civil or criminal sanctions, and could expose us to costs of investigation or remediation, as well as tort claims for property damage or personal injury, and could negatively affect our business, financial condition or results of operations. Liability for the improper release or disposal of waste can be joint and several and significant and there can be no assurance that we will not have to expend material amounts to remediate the consequences of the generation or disposal of waste in the future, particularly with respect to our cleaning operations. Further, we may be responsible as a lessee operator for the costs of investigation, removal or remediation of hazardous or non-hazardous substances or waste located on or in or emanating from our leased properties, as well as any property damage. Insurance coverage for such matters is unlikely to be available and, even if available, it may be inadequate to cover potential costs and losses. There can be no assurance that our future operations, properties, uses or conditions will not result in the imposition of liability upon us under environmental laws or other regulations, or expose us to third-party actions such as tort suits.
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
As of January 31, 2026, we had federal net operating loss carryforwards of $507.25 million, $7.8 million of which will expire at various times through 2038. Furthermore, we had state net operating loss carryforwards of $537.91 million, which will expire at various times through 2045. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. While our U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, the utilization of such losses is subject to limitations. In addition, for state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, an ownership change, generally defined as a significant change in equity ownership, may limit the Company’s ability to utilize net operating loss carryforwards and other tax attributes generated prior to the change. The Company previously completed a Section 382 analysis and concluded that an ownership change occurred in 2010; however, all net operating losses subject to that limitation were fully utilized in prior periods. The Company subsequently updated its Section 382 analysis through November 2025 and further determined that an additional ownership change occurred on October 28, 2025. As a result, net operating losses arising prior to that date are subject to annual limitations on utilization under Section 382, which may limit the amount of such net operating losses available to offset future taxable income. These limitations were considered in assessing the realizability of the Company’s deferred tax assets, and the Company has recorded a full valuation allowance against its U.S. deferred tax assets.
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
•limitations on the utilization of net operating losses and other tax attributes, including those arising under Sections 382, 383 and 108 of the Code;
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
Events that adversely impact our brand and manufacturing partners could impair our ability to obtain adequate and timely products. We also source and manufacture products outside of the United States and we and many of our brand partners use manufacturers in the same geographic regions. As a result, we may be subject to magnified impact from such events including, among others, difficulties or problems associated with our partners’ business, the financial instability and labor problems of partners, product quality and safety issues, natural or man-made disasters, inclement weather conditions, war, acts of terrorism and other political instability, economic conditions, imposition of additional import or trade restrictions, including legal or economic restrictions on overseas partners’ ability to produce and deliver products, increased custom duties and tariffs, unforeseen delays in customs clearance of goods, more restrictive quotas, loss of a most favored nation trading status, currency exchange rates, transportation delays, port of entry issues, the availability of their raw materials and increased production costs.
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
We previously migrated a substantial portion of our primary production environment, core architecture, and data storage to a third-party cloud provider, which provides a distributed computing infrastructure as a service platform for business operations. We are in the process of consolidating even more of our production environment, architecture, and data storage with this cloud provider and retain a separate third-party cloud provider for other discrete portions of our business. The consolidation of most of our business operations into a single cloud provider is intended to drive efficiencies and improve costs but could increase the impact to our company in the event of a security incident or other type of service interruption (as further described below). Further, this migration may take longer than anticipated, result in higher costs than planned, and lead to significant business disruption if our migration does not go as planned.
Our third-party cloud providers provide the cloud computing infrastructure we use to host our website and mobile application, serve our customers and support our operations and many of the internal tools we use to operate our business. Our website, mobile application, internal tools and operations use computing, storage, data transfer and other functions and services provided by our third-party cloud providers. We do not have control over the operations of the facilities of our third-party cloud providers. In addition, our third-party cloud providers’ facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures and other events beyond our control. In the event that any third-party cloud provider’s systems or service abilities are hindered by any of the events discussed above, particularly in a region where our website is mainly hosted, our ability to operate our business may be impaired. A decision to close their facilities without adequate notice or other unanticipated problems or disruptions could result in lengthy interruptions to our business. Further, our agreements with our third-party cloud providers do not provide us with an adequate remedy for every scenario that could negatively affect our business and limit our third-party cloud providers’ liability. All of the aforementioned risks may be exacerbated if our business continuity and disaster recovery plans prove to be inadequate.

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
Our primary third-party cloud providers do not have an obligation to renew their agreements with us on terms acceptable to us or at all. Although alternative cloud providers may be able to host our business on a substantially similar basis to our current third-party cloud providers, transitioning our cloud infrastructure to alternative providers could potentially be disruptive, and we could incur significant one-time costs. If we are unable to renew our agreements for our cloud services on commercially acceptable terms, our agreements with our third-party cloud providers are prematurely terminated, or we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If our third-party cloud providers or other infrastructure providers increase the costs of their services, our business, financial condition or results of operations could be materially and adversely affected.
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
With respect to search engines, we are included in search results for both paid search listings, where we purchase specific search terms resulting in inclusion of our advertisements, and free search listings, which depend on algorithms used by search engines. For paid search listings, if one or more of the search engines or other online sources on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, we could lose consumers who access our advertisements and traffic to our website could decrease, any of which could have a material adverse effect on our business, financial condition, and results of operations. For free search listings, if search engines on which we rely for algorithmic listings modify their algorithms, our websites may appear less prominently or not at all in search results, which could result in reduced traffic to our websites. Finally, if consumer use of AI agents or other AI tools grows, this may in turn reduce the usage of search engines, which could also result in reduced traffic to our websites. For risks related to AI, see “Our use of AI may subject us to new or heightened legal, regulatory, ethical, operational or other challenges.”

Our ability to maintain and increase the number of consumers directed to our products from digital platforms is not entirely within our control. Search engines, social media platforms and other online sources often revise their algorithms, products, and APIs, introduce new advertising products and respond to regulator and/or industry standards group expectations. If one or more of the search engines or other online sources on which we rely for traffic to our website and our mobile application were to modify its general methodology for how it displays our advertisements or keyword search results or change their APIs without sufficient notice, as they have in the past and may again in the future, fewer consumers may click through to our website and our mobile application or consumers may have difficulty accessing our sites, and our business and operating results are likely to suffer. Also, bots and non-human traffic accessing our site skew reporting, making results and trends more difficult to discern and, as a result, may impact our ability to assess the effectiveness of our marketing and product offerings, which could adversely affect our business and operating results. Our efforts to attract consumers and convert them into customers also rely on the use of cookies and similar tracking technologies, and our ability to use and benefit from such technologies may be restricted or prohibited by changes in the law, market practice, or technology, or third parties who are not under our control. For example, Apple utilizes “opt-in” privacy models for mobile applications using its operating system such as ours, requiring such applications to give consumers the choice to allow or deny the use of tracking technologies to engage in targeted advertising and similar activities, which may reduce the efficacy of our marketing tracking. In addition, if our online display advertisements are no longer effective or are not able to reach certain customers due to their use of ad-blocking software, our business and operating results could suffer. Furthermore, changes in customer acceptance or usage of our online sources for traffic could adversely impact the effectiveness of our advertising.
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
Our standard vendor terms and conditions, vendor code of conduct, and other policies require our brand and manufacturing partners to comply with applicable laws and certain business standards, however, we often have limited visibility into their supply chains, practices, and level of compliance. The failure of these partners to comply with our vendor code of conduct or applicable laws and regulations could damage our reputation, lead to negative press and/or customer sentiment, or result in costly litigation against us.

The products we rent or sell to our customers are subject to regulation by the U.S. Consumer Product Safety Commission, the Federal Trade Commission, and similar state and international regulatory authorities. As a result, such products could in the future be subject to mandatory recalls and other remedial actions. Product safety, labeling, and licensing concerns may also result in us voluntarily removing selected products from our assortment. Such recalls or voluntary removal of products can result in, among other things, lost revenue, diverted resources, potential harm to our reputation, and increased customer service costs and legal expenses, which could have a material adverse effect on our operating results.
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
We have in the past incurred, and may in the future incur, losses from various types of fraud, including claims that a customer did not authorize a purchase, customers who have closed bank accounts or have insufficient funds to satisfy payments, customers who use stolen credit cards to make purchases, customers who fraudulently rented multiple products at once and customers who have failed to return rentals. In addition to the direct costs of such losses, if the fraud is related to credit card transactions and becomes excessive, it could result in us paying higher fees or losing the right to accept credit cards for payment. In addition, under current credit card practices, we are typically liable for fraudulent credit card transactions. We have implemented fraud prevention measures, such as detection tools to identify irregular or high risk customer order patterns, to reduce the risk of fraud. However, these measures may be insufficient to prevent or detect fraud and our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action, and lead to costs, fees, and expenses that could substantially impact our operating results.
If our insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business.
We procure third-party insurance policies to cover various operations-related risks including employment practices liability, workers’ compensation, property and business interruptions, cybersecurity and data security incidents, crime, directors’ and officers’ liability, and general business liabilities. In addition, we are required to maintain certain levels of insurance coverage in certain commercial agreements, such as our real estate leases, and in our New Credit Agreement. We cannot guarantee that we will continue to maintain adequate insurance coverage on favorable terms that meets our coverage needs and/or contractual obligations. Insurance providers may discontinue their coverage or significantly increase the cost of coverage, and we cannot guarantee that we would be able to secure replacement coverage on reasonable terms or at all. In addition, if our insurance carriers change the terms of our policies in a manner not favorable to us, our insurance costs could increase. Further, if the insurance coverage we maintain is not adequate to cover losses that occur, or if we are required to purchase additional insurance for other aspects of our business (including due to contractual requirements), we could be liable for significant additional costs. Additionally, if any of our insurance providers becomes insolvent, it would be unable to pay any operations-related claims that we make.
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

Risks Related to Ownership of Our Class A Common Stock

We are currently noncompliant with Nasdaq Listing Rule 5605(c)(2)(A), which requires listed companies to have at least three audit committee members.

On October 28, 2025, we notified Nasdaq of our non-compliance with Nasdaq Listing Rule 5605(c)(2)(A), which requires that the Audit Committee be comprised of three independent directors, and our intent to rely on the cure period provided by Nasdaq Listing Rule 5605(c)(4)(B).

While we intend to appoint an independent director to the Audit Committee no later than our 2026 annual meeting of stockholders, as provided by Nasdaq Listing Rule 5605(c)(4)(B), there can be no assurances that we will be able to evidence compliance with all applicable requirements for continued listing on Nasdaq within the required timeframe. The failure to meet continuing compliance standards subjects our Class A Common Stock to a possible delisting. A delisting of our Class A Common Stock would have an adverse effect on the market liquidity of our Class A Common Stock and, as a result, the market price for our Class A Common Stock could become more volatile. Further, a delisting also could make it more difficult for us to raise additional capital.

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

We are also a "smaller reporting company" as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies as long as we qualify as such, even after we are no longer an EGC, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. See also “Our shares of Class A common stock are listed on the Nasdaq Global Market, and we are a ‘controlled company’ within the meaning of the rules and listing standards of The Nasdaq Stock Market LLC (Nasdaq). As a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. Our stockholders therefore do not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements, which could make our Class A common stock less attractive to investors or otherwise harm our stock price.”

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
Our management has broad discretion, subject to our New Credit Agreement and Board oversight, in the application of our cash resources, which may include working capital, to fund growth and for other general corporate purposes. We may also use a portion of our cash resources to acquire or make investments in businesses, products, offerings, and technologies. We may also spend or invest these proceeds in a way with which our stockholders disagree. The failure by our management to apply these funds effectively could adversely affect our ability to pursue our growth strategies and expand our business. Pending their use, we may invest these funds in a way that does not produce income or that loses value.
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
See Risks Related to the Recapitalization Transactions and “Note 4 — Recapitalization Transactions” in the Notes to the Consolidated Financial Statements for more information on the Recapitalization Transactions, including the sale and issuance of our common stock.
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

In addition, we may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. Additional issuances of our stock will result in dilution to existing holders of our stock. Also, to the extent outstanding stock options to purchase our stock are exercised or restricted stock units and performance stock units settle, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuance or exercise. Any such issuances could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.
Our shares of Class A common stock are listed on the Nasdaq Global Market, and we are a “controlled company” within the meaning of the rules and listing standards of The Nasdaq Stock Market LLC (Nasdaq). As a result, we rely on exemptions from certain corporate governance requirements. Our stockholders do not have the same protections as those afforded to stockholders of companies that are not “controlled,” which could make our Class A common stock less attractive to investors or otherwise harm our stock price.

CHS US Investments LLC (“CHS”) and its affiliates control a majority of the voting power of our outstanding Class A common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:

•are not required to have a board that is composed of a majority of “independent directors,” as defined under the rules and listing standards of Nasdaq;
•are not required to have a compensation committee that is composed entirely of independent directors or have a written charter addressing the committee’s purpose and responsibilities; and
•are not required to have director nominations be made by or recommended to the full board of directors, by its independent directors, or by a nominations committee that is composed entirely of independent directors, or to adopt a written charter or a board resolution addressing the nominations process.

We utilize, and intend to continue to utilize, certain of these exemptions. We do not have a compensation committee or a nominating and corporate governance committee. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq, which could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

If at any time we cease to be a “controlled company” under Nasdaq listing rules, our board of directors will take all action necessary to comply with Nasdaq’s corporate governance rules, including establishing certain committees composed entirely of independent directors, subject to a permitted “phase-in” period. Notwithstanding our status as a controlled company, we will remain subject to the Nasdaq corporate governance standards that require us to have an audit committee with at least three independent directors, as well as to be composed entirely of independent directors. See “We are currently noncompliant with Nasdaq Listing Rule 5605(c)(2)(A), which requires listed companies to have at least three audit committee members.”

Certain provisions in our corporate charter documents and under Delaware law may prevent or hinder attempts by our stockholders to change our management or to acquire a controlling interest in us, and the trading price of our Class A common stock may be lower as a result.
There are provisions in our Amended Charter and Second Amended and Restated Bylaws (“Amended Bylaws”) that may make it difficult for a third party to acquire, or attempt to acquire, control of our Company, even if a change in control were considered favorable by our stockholders. These anti-takeover provisions include:
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
•a prohibition on stockholder actions by written consent, subject to certain exceptions, thereby requiring that all stockholder actions be taken at a meeting of our stockholders;
•advance notice procedures for stockholder director nominees and annual meeting matters (other than the parties to our investor rights agreement), subject to certain exceptions;
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

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the headings: “Any significant technology disruption or failure, cyberattack or data security incident could adversely affect our business, financial condition and operations.”, “Our business relies on third-party cloud infrastructures, and any disruption of, or interference with, our use of cloud infrastructures could adversely affect our business, financial condition or results of operations.”, and “Our use of AI may subject us to new or heightened legal, regulatory, ethical, operational or other challenges.” included as part of our risk factor disclosures in Part I, Item 1A of this Annual Report on Form 10-K.

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
Item 2. Properties
Our corporate headquarters is located in Brooklyn, New York under a lease that expires in November 2032. This lease consists of approximately 71,000 square feet of space, of which we sublease (or have available to sublease) approximately 47,000 square feet to other parties. We also lease and operate two fulfillment centers in Secaucus, New Jersey and Arlington, Texas under leases that expire in August 2029 and May 2030, respectively. We also lease commercial spaces in New York City and Galway, Ireland.

We believe our facilities are suitable for our current needs. We intend to expand our facilities or add new facilities as we grow and believe that suitable additional or alternative space will be available as needed to accommodate such growth.

Item 3. Legal Proceedings
The information contained in “Note 17 — Commitments and Contingencies” in the Notes to the Consolidated Financial Statements is incorporated by reference into this Item.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

Our Class A common stock is listed on the Nasdaq Global Market under the symbol “RENT.”

Holders of Record

As of April 2, 2026, there were approximately 134 stockholders of record of our Class A common stock and zero stockholders of record of our Class B common stock. The number of stockholders of record is based upon the actual number of holders registered on this date and does not include holders of common stock in “street name” by brokers or other entities on behalf of stockholders.

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
The following graph shows a comparison from October 27, 2021 (the date our common stock commenced trading on Nasdaq), through January 31, 2026, of the cumulative total returns for our common stock, the Nasdaq Composite Index and the S&P Retail Select Index. The graph assumes $100 was invested at the market close on October 27, 2021 in our Class A common stock, the Nasdaq Composite Index, and the S&P Retail Select Index, respectively. Such returns are based on historical results and are not intended to suggest future performance. The Nasdaq Composite Index and S&P Retail Select Index assume reinvestment of any dividends. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion focuses on fiscal years 2025 and 2024 financial condition and results of operations and year-to-year comparisons between fiscal years 2025 and 2024. Discussion of fiscal year 2023 financial condition and results of operations and year-to-year comparisons between fiscal years 2024 and 2023 are included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

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

Overview
We give customers ongoing access to our “unlimited closet” — with thousands of styles by hundreds of designer brands — through our Subscription offering or the ability to rent a-la-carte through our Reserve offering. We also give our subscribers and customers the ability to buy our products through our Resale offering, which offers customers pre-loved styles from our closet at a discount to retail price, up to 90% off of designer retail value. These offerings allow us to engage and serve our subscribers and customers across diverse use cases from everyday life to special occasions. We have served approximately 3.5 million lifetime customers across all of our offerings and we had 183,552 ending Total Subscribers2 (active and paused) as of January 31, 2026. We had 143,796 Active Subscribers as of January 31, 2026. The majority of our revenue is highly recurring and is generated by our subscribers. For the years ended January 31, 2026 and 2025, respectively, 90% and 88% of our total revenue (including Reserve and Resale revenue) was generated by subscribers while they were active or paused.
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

Key Fiscal Fourth Quarter and Recent Business Highlights:
•Drove Significant Growth in Active Subscriber Base: Ended Fiscal Year 2025 with 143,796 active subscribers, representing a 20% year-over-year increase. This growth was supported by making our largest ever inventory investment last year, which served as the primary lever to driving substantial improvements in subscriber loyalty.
•Record levels of Customer Satisfaction: Achieved 39% year-over-year growth in Subscription Net Promoter Score for fiscal year 2025, which has more than tripled since 2022
•Achieved Significant Success in Subscription Add-ons: Fourth quarter of fiscal year 2025 add-on revenue grew by 67% year-over-year, increasing from 40% in the third quarter, 24% in the second quarter and 4% in the first quarter. We’re aiming to expand on this momentum in 2026 to drive higher revenue per subscriber by expanding membership flexibility, giving her more freedom to get the inventory she wants when she wants it, and higher cross-sell across our offerings.
2 Ending Total Subscribers represents the number of subscribers with an active or paused membership as of the last day of the period and excludes subscribers who had an active or paused subscription during the period, but ended their subscription prior to the last day of the fiscal period.

•Launched RTR Marketplace Pilot: In March 2026, we began testing a highly curated purchase destination for wardrobe essentials—including shoes, beauty, and basics—to a subset of loyal subscribers with the goal to drive order "attach rates." According to a 2025 customer survey, 86% of respondents expressed interest in purchasing complementary items from Rent the Runway.
•Search and Browsing Experience: We have recently launched a series of improvements that make it easier for our customers to find styles to rent. We have a new search algorithm that we launched in February 2026 that has performed approximately 10% better in subscription conversion rate; in December 2025, we launched a new AI-driven similar styles recommendation across our product detail pages (PDPs) and introduced Quick Hearting, a new way of browsing that now powers 28% of her new hearts.
•A Continued Shift to Bold Authenticity in our Marketing Strategy: In 2025 we changed the way we market by leading with our community first, and as of April 2026, we have over 1,900 creators across our community programs. In the fourth quarter of fiscal year 2025, our total social audience was up 15% year-over-year and CGC (customer generated content) grew over 3x year-over-year, primarily driven by creator-led content on Instagram and TikTok. Our “Muse” content engine surpassed 13 million impressions in the fourth quarter of fiscal year 2025 and has since driven 20 million impressions in February and March 2026 alone. In fiscal year 2026, we are allocating a portion of our paid media marketing budget to continue to further scale these community-led, organic, word-of-mouth channels.
•Investing in AI-Driven Discovery in Fiscal Year 2026. We are working to transform the customer experience in 2026 from a traditional e-commerce grid to an AI-powered discovery model. We are focused on building an enhanced discovery platform to allow our customer to better search for inventory by being able to browse in outfit groupings, improve conversational search, and view items in robust PDPs with visual versatility, including seeing the item in motion and in her size. We’re also leaning into Answer Engine Optimization (AEO) and SEO strategies with a goal of ensuring that Rent the Runway is the top destination for discovery online.
Key Operating and Financial Results. We have achieved the following operating and financial results for the years ended January 31, 2026 and 2025, respectively:

•Revenue was $329.8 million and $306.2 million, respectively, representing 7.7% growth year-over-year;
• 143,796 and 119,778 ending Active Subscribers3, respectively, representing a change of 20.1% year-over-year;
•143,558 and 132,574 Average Active Subscribers4, respectively, representing a change of 8.3% year-over-year;
•183,552 and 164,004 ending Total Subscribers (including paused subscribers), respectively, representing a change of 11.9% year-over-year;
•Gross Profit was $107.5 million and $115.9 million, respectively, representing a gross margin of 32.6% and 37.9%, respectively;
•Net Income (Loss) was $22.6 million and $(69.9) million, respectively. Net Income (Loss) as a percentage of revenue was 6.9%, and (22.8)%, respectively, and included $0.2 million of restructuring and related charges for the year ended January 31, 2025;
•Adjusted EBITDA was $24.9 million and $46.9 million, respectively, representing an Adjusted EBITDA margin of 7.6% and 15.3%, respectively;
•Net cash (used in) provided by operating activities was $3.5 million and $12.9 million, and net cash used in investing activities was $(49.5) million and $(20.1) million, respectively;
•Net cash (used in) provided by financing activities was $18.6 million and $(0.3) million, respectively;
•Net cash (used in) provided by operating activities as a percentage of revenue was 1.1% and 4.2% and net cash used in investing activities as a percentage of revenue was (15.0)% and (6.6)%, respectively; and
3 Active Subscribers is defined as ending Total Subscribers as of period end, excluding paused subscribers.
4 Average Active Subscribers represents the mean of the beginning of quarter and end of quarter Active Subscribers for a quarterly period; and for other periods, represents the mean of the Average Active Subscribers of every quarter within that period.

•Cash and Cash Equivalents was $50.4 million and $77.4 million, respectively.
Our Product Acquisition Strategy
We acquire and monetize products in three ways: Wholesale, Share by RTR and Exclusive Designs. These three product acquisition methods are strategic levers to manage our capital efficiency, profitability and product risk. Our Exclusive Designs channel partners with brands to acquire RTR-exclusive items at a lower cost, which are designed to generate higher profitability over time. Share by RTR meaningfully reduces our upfront purchases of rental product and de-risks our investment since we pay brands primarily based on item performance. Our Share by RTR arrangements with brands target delivering 75% to 100% of comparable Wholesale cost to the brand in the first twelve to eighteen months; however there is no minimum commitment other than the upfront payment, if applicable. Nearly all Share by RTR deals consummated after September 2020 include a cap on total potential payments to the brand partner.
The chart below summarizes the percentage of new items acquired via each method. In total, approximately 69% of new items were acquired through the more capital-efficient channels in fiscal year 2025, approximately 70% in fiscal year 2024 and approximately 61% in fiscal year 2023. Both our purchasing power and the diversification into Share by RTR and Exclusive Designs have led to a decrease in rental product capital expenditures (or Purchases of Rental Product as presented in the Consolidated Statement of Cash Flows) as a percentage of revenue over time. We aim to acquire approximately the same quantity of rental product year-over-year in fiscal year 2026; however, we expect the total percentage of units acquired through our more capital-efficient channels to increase in fiscal year 2026 versus fiscal year 2025, with an increase in the percentage of units acquired through our Share by RTR program versus fiscal year 2025. We plan to further decrease the percentage of units acquired through Wholesale and increase the percentage of units acquired through our more capital-efficient channels over the longer term. We expect to incur lower capital expenditures for purchases of rental product in fiscal year 2026 relative to fiscal year 2025 due to a greater proportion of rental product acquired through our Share by RTR program in fiscal year 2026.

	Description	Consolidated Statement of Operations	Consolidated Balance Sheets	Consolidated Statement of Cash Flows	Percent of Items Acquired in FY 2025 / 2024 / 2023
WHOLESALE	Items are acquired directly from brand partners, typically at a discount to wholesale price	Cost is recognized through straight-line depreciation, with a three-year useful life and 20% salvage value, in the "Rental Product Depreciation and Revenue Share" line ⁽¹⁾	Total cost is capitalized as "Rental Products" in long-term assets	Total cost is recognized as a capital expenditure ("Purchases of Rental Product") at time of acquisition	31% / 30% / 39%
SHARE BY RTR ⁽²⁾	Items are acquired directly from brand partners on consignment, at no upfront or a fraction of wholesale cost upfront, with performance-based revenue share payments to our brand partners over time	Upfront and performance-based revenue share payments are expensed as incurred in the "Rental Product Depreciation and Revenue Share" line	Items are not capitalized on the balance sheet as we do not own them	Upfront and performance-based revenue share payments flow through Net Income as incurred	57% / 48% / 33%

EXCLUSIVE DESIGNS ⁽²⁾⁽³⁾
Items are designed in collaboration with our brand partners and available exclusively on our site for a period of time.

We (or our brands) manufacture through third-party partners. We pay the brand partner an upfront fee and, in most cases, minimal revenue share payments

Upfront and, when applicable, performance-based revenue share payments are expensed as incurred in the "Rental Product Depreciation and Revenue Share" line

Manufacturing cost is recognized through straight-line depreciation, with a three-year useful life and 20% salvage value, in the "Rental Product Depreciation and Revenue Share" line ⁽¹⁾
	Manufacturing cost is capitalized as "Rental Products" in long-term assets	Upfront and, when applicable, revenue share payments flow through Net Income as incurred Manufacturing cost is recognized as a capital expenditure ("Purchases of Rental Product") at time of acquisition	12% / 22% / 28%
For additional details, refer to the section titled "Business - Our Unique Brand Partner Approach."
⁽¹⁾ The cost of accessory items, which made up less than 10% of the gross book value of rental product as of January 31, 2026, is recognized through straight-line depreciation with two-year useful life and 30% salvage value.

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

We believe customer retention plays an important role in driving business growth. Customer retention is influenced by a number of factors, including rental product in-stock levels and satisfaction, product experience, and customer service levels. In fiscal year 2025, we approximately doubled the quantity of our rental product acquisitions year-over-year and enhanced the desirability of rental product acquisitions, which we believe increased customer satisfaction and improved retention versus fiscal year 2024. We also focused on new product features as well as a more personalized customer experience. In fiscal year 2026, we expect to continue to make efforts to increase customer retention through improved customer experience with our rental product as well as new product features.
We partly assess the health of our business by analyzing the performance of our historical customer cohorts over time. We place customers in cohorts based on the fiscal year in which they first transacted with RTR. A significant portion of our total revenue in each fiscal year is generated from customers acquired in previous years. For example, approximately one-third of our revenue in fiscal year 2025 was generated by customers who placed their first order with us in fiscal year 2018 or prior.
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

As seen in the table below, our LTV to CAC ratio has remained relatively consistent for our fiscal year 2018 through fiscal year 2025 customer cohorts, with the exception of our fiscal year 2020 cohort which was impacted by the COVID-19 pandemic. The fiscal year 2021 cohort, which benefited from strong loyalty post-recovery from the pandemic, exhibited an LTV to CAC ratio of 0.7x in its first six months and 1.3x in its first twelve months, implying that we recovered our customer acquisition cost between six months and twelve months for this cohort. Our fiscal year 2025 cohort thus far is exhibiting an LTV to CAC ratio of 0.3x in its first six months, down slightly from recent years due to the impact of the company’s decision to significantly increase the quantity and quality of rental product available to customers. We anticipate that the improvement in customer retention due to the greater satisfaction with our rental product, the impact of the company’s August 2025 Subscription price increase, and anticipated product experience improvements will benefit the lifetime value of our customer cohorts. The performance of our historical cohorts has been consistent as our more loyal customers continue to spend with us.

Brands and Products
Ability to Acquire, Manage and Monetize Products Efficiently. Our ability to deliver an elevated experience for our subscribers and customers that keeps them loyal to RTR depends on us having the right assortment. Due to our deep partnerships with brands, flexibility in our buying timelines and ability to react to advantageous retail purchasing environments, we can acquire products directly from brands in multiple cost effective ways. Our expertise in reverse logistics and garment restoration also provides us with the ability to monetize our products effectively over their useful life. Diversifying our product acquisition away from 100% Wholesale has driven higher overall product return on investment and reduced the capital needs of the business. In fiscal year 2025, approximately 69% of new items were acquired through our more capital efficient non-Wholesale channels, compared to 70% in fiscal year 2024 and 61% in fiscal year 2023. We plan to further increase the percentage of units acquired through Exclusive Designs and Share by RTR on a combined basis in fiscal year 2026. We continuously evaluate our product acquisition mix to maximize our strategic priorities.

Purchases of rental product includes the cost of Wholesale products acquired in the period and other ancillary costs such as freight, where applicable. Many factors impact the purchases of rental product including our depth and acquisition mix strategy, the proportion of subscribers to total customers, timing of when those subscribers are acquired, the formality of styles, brand assortment, opportunities in the market and timing of when the rental product is received and paid for. Purchases of rental product as a percentage of revenue in fiscal year 2025 increased to 23% from 16% in fiscal year 2024, despite higher Share by RTR units as a percentage of total receipts, as a result of our strategy to approximately double the quantity of rental product purchases versus fiscal year 2024. Purchases of rental product as a percentage of revenue was 16% and 26% in fiscal year 2024 and 2023, respectively. We anticipate this percentage to decrease in fiscal year 2026 compared with fiscal year 2025 due to an increase in the proportion of units acquired through our Share by RTR channel. Due to seasonality factors, we track our progress on purchases of rental product as a percentage of revenue on a full year basis, as quarterly expenditures are not necessarily reflective of full year trends. As of January 31, 2026, the quarterly and annual spend levels for rental product capital expenditures for fiscal year 2025 under our 2025 Amended Facility were eliminated under the Fourteenth Amendment to the debt facility.

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

We use Adjusted EBITDA to assess our operating performance and the operating leverage of our business prior to capital expenditures. We also measure the cash consumption of the business including capital expenditures by assessing net cash used in operating activities and net cash used in investing activities on a combined basis. See also “Note 3 — Liquidity” and “Note 4 — Recapitalization Transactions” in the Notes to the Consolidated Financial Statements for more details regarding our 2025 Amended Facility and Recapitalization Transactions, which we expect to improve our overall liquidity.

Seasonality
For our Subscription rentals, we typically acquire the highest number of subscribers in March through May and September through November, as these are the times customers naturally think about changing over their wardrobes. We generally see a higher rate of subscribers pause in the summer, and in December and January. From time to time, our seasonality patterns have been impacted due to the effects of COVID-19, the macro environment, and business decisions and may in the future continue to evolve and not reflect historical trends. Examples of business decisions that have impacted seasonality in prior periods include, but are not limited to, changes in prices for our Subscription programs, changes in timing and amounts of promotional spending, changes in timing and amounts of paid marketing spending, and changes in timing and quantity of rental product availability. It is difficult to predict all of relevant reasons and ways that seasonality trends could change in the future.

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

For additional information, see the section of Part I, Item 1A, “Risk Factors — Risks Related To Our Business and Industry — Our business is affected by seasonality.”
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

We continue to take actions to adjust to the changing business environment and related inflationary pressure. For example, we increased wage rates during the first quarter of fiscal years 2025 and 2026 to attract and retain talent at our fulfillment centers. We expect to continue to be impacted by rising labor costs in the future. In addition, we implemented a price increase for our subscription plans in August 2025 and expect to implement pricing increases and/or new or additional fees in the future if costs continue to rise. We aim to continue to mitigate longer-term rising costs through a variety of methods, including by seeking to optimize shipping methods and improve contractual and pricing terms. However, the global trade environment is unpredictable and evolving and macroeconomic or geopolitical developments have in the past and, may in the future, negatively impact our ability to meet our current expectations and objectives, including due to unfavorable policies and tariffs, and rising shipping costs. In addition, steps we take may not fully mitigate rising costs. For example, the conflict in the Middle East has led to fuel surcharges that have increased our shipping costs, which are likely to continue to increase if the conflict continues. As a result, it is also difficult to predict what transportation costs as a percentage of Revenue will be in fiscal year 2026. Although we continue to face a challenging and unpredictable environment, we plan to invest in our customers, manage our staffing, and further leverage our transportation partners to help to drive growth and efficiencies in our business.

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

Key Business and Financial Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key business and financial metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. The calculation of the key business and financial metrics discussed below may differ from similarly titled metrics used by other companies, securities analysts or investors, limiting the usefulness of those measures for comparative purposes. These key business and financial metrics are not meant to be considered as indicators of our financial performance in isolation from or as a substitute for, our financial information prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and should be considered in conjunction with other metrics and components of our results of operations, such as each of the other key business and financial metrics, and our revenue and net income (loss).

	Years Ended January 31,
	2026	2025	2024

Active Subscribers	143,796	119,778	125,954
Average Active Subscribers	143,558	132,574	135,211
Gross Profit	$107.5	$115.9	$119.7
Net Income (Loss)	$22.6	$(69.9)	$(113.2)
Adjusted EBITDA (1)	$24.9	$46.9	$26.9
__________
(1)Adjusted EBITDA is a non-GAAP financial measure; for a reconciliation to the most directly comparable U.S. GAAP financial measure, net income (loss), and why we consider Adjusted EBITDA to be a useful metric, see “—Non-GAAP Financial Metrics” below.

Active Subscribers: Active Subscribers represents the number of subscribers with an active membership as of the last day of any given period and excludes paused subscribers. As of January 31, 2026, we had 143,796 Active Subscribers, an increase from 119,778 as of January 31, 2025. The increase in Active Subscribers was driven primarily by higher subscriber acquisitions versus fiscal year 2024, driven in part by higher promotional activity, and by improved subscriber retention versus fiscal year 2024. We expect Active Subscribers to grow year-over-year in fiscal year 2026.

Average Active Subscribers: Average Active Subscribers represents the mean of the beginning of quarter and end of quarter Active Subscribers for a quarterly period; and for other periods, represents the mean of the Average Active Subscribers of every quarter within that period. As of January 31, 2026, we had 143,558 Average Active Subscribers, an increase from 132,574 as of January 31, 2025. The year-over-year increase in Average Active Subscribers was primarily due to higher subscriber acquisitions versus fiscal year 2024, driven in part by higher promotional activity, and by improved subscriber retention versus fiscal year 2024.
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

Gross Profit was $107.5 million for the year ended January 31, 2026 compared to $115.9 million for the year ended January 31, 2025 representing Gross Margins of 32.6% and 37.9%, respectively. Gross Profit for the year ended January 31, 2026 decreased primarily due to higher Revenue share costs and higher Fulfillment expenses partially offset by higher Revenue and lower Rental Product depreciation and write-off costs. Gross Margin for the year ended January 31, 2026 decreased primarily due to the impact of higher Revenue share costs as a percentage of Revenue, partially offset by lower Rental product depreciation and write-off costs as a percentage of Revenue and lower Fulfillment costs as a percentage of Revenue.

Adjusted EBITDA and Adjusted EBITDA Margin: We define Adjusted EBITDA as net income (loss), adjusted to exclude interest expense, rental product depreciation, other depreciation and amortization, share-based compensation expense, write-off of liquidated assets, non-recurring adjustments, non-ordinary course legal expenses, restructuring charges, loss on asset impairment related to restructuring, Gain on Debt Restructuring, income tax (benefit) expense, other income and expense, and other gains / losses. Adjusted EBITDA margin is defined as Adjusted EBITDA calculated as a percentage of total revenue, net for a period.

Net Income (Loss) was $22.6 million for the year ended January 31, 2026 compared to $(69.9) million for the year ended January 31, 2025, representing margins of 6.9% and (22.8)%, respectively. Net Loss, excluding the Gain on Debt Restructuring as a result of the recapitalization transactions, increased year-over-year primarily due to lower Gross Profit, higher Technology costs, higher Interest Expense and higher G&A expenses, partially offset by lower Other Depreciation and Amortization expenses and lower Marketing costs. Adjusted EBITDA was $24.9 million for the year ended January 31, 2026 compared to $46.9 million for the year ended January 31, 2025, representing margins of 7.6% and 15.3%, respectively. Adjusted EBITDA decreased year-over-year primarily due to lower Gross Profit, higher Technology costs, and higher General & Administrative costs. Adjusted EBITDA Margin decreased year-over-year primarily due to lower Gross Margins, higher Technology costs as a percentage of Revenue partially offset by lower Marketing costs as a percentage of Revenue and lower General & Administrative costs as a percentage of Revenue.

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
Other Revenue.    We generate Other revenue primarily from the sale of products while they are in rental condition. We offer the ability for subscribers and customers to purchase products at a discount to retail price. Payment for the sale of products occurs upon order confirmation while the associated revenue is recognized either at the time the sold product is delivered or when purchased, if the item is already at home with the customer. From time to time, Other revenue may include revenue generated from pilots and other growth and business development initiatives which may cause quarterly fluctuations in the Other revenue line.

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
General and Administrative.    General and administrative (“G&A”) expenses consist of all other personnel and related costs for customer service, finance, tax, legal, human resources, fashion and photography and fixed operations costs. General and administrative expenses also include occupancy costs (including warehouse-related), professional services, credit card fees, general corporate and warehouse expenses, other administrative costs, and gains and losses associated with asset disposals and operating lease terminations. Over the longer term, these expenses may increase as we grow our infrastructure to support the overall growth of the business. Rent expense and other facilities-related costs may increase in the future due to inflation or to support overall business growth and fulfillment efficiencies. While these expenses may vary from period to period as a percentage of total revenue, we expect them to decrease as a percentage of total revenue over the longer term.
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
Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following tables set forth our results of operations for the periods presented:

	Years Ended January 31,
	2026	2025	2024
	(in millions)
Revenue:
Subscription and Reserve rental revenue	$286.0	$265.5	$264.9
Other revenue	43.8	40.7	33.3
Total revenue, net	329.8	306.2	298.2
Costs and expenses:
Fulfillment	88.5	82.8	86.0
Technology	39.3	35.7	49.1
Marketing	27.0	28.2	31.2
General and administrative	88.8	86.8	101.6
Rental product depreciation and revenue share	133.8	107.5	92.5
Other depreciation and amortization	9.9	12.5	14.7
Restructuring charges	—	0.2	2.0
Loss on asset impairment related to restructuring	—	—	1.1
Total costs and expenses	387.3	353.7	378.2
Operating loss	(57.5)	(47.5)	(80.0)
Gain on Debt Restructuring	96.3	—	—
Interest income / (expense), net	(20.3)	(24.2)	(33.7)
Other income / (expense), net	4.2	2.1	0.7
Net income (loss) before income tax benefit / (expense)	22.7	(69.6)	(113.0)
Income tax benefit / (expense)	(0.1)	(0.3)	(0.2)
Net income (loss)	$22.6	$(69.9)	$(113.2)

Comparison of the years ended January 31, 2026 and 2025
Total Revenue, Net.    Total revenue, net was $329.8 million for the year ended January 31, 2026, an increase of $23.6 million, or 7.7%, compared to $306.2 million for the year ended January 31, 2025. This increase was driven by higher Subscription and Reserve rental revenue and higher Other revenue. In fiscal year 2026, we expect revenue to increase due to higher Subscription prices and a larger subscription customer base due to a particular focus on increasing our Active Subscribers year-over-year.
Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $286.0 million for the year ended January 31, 2026, an increase of $20.5 million, or 7.7%, compared to $265.5 million for the year ended January 31, 2025. This increase was primarily driven by higher average active subscribers and higher revenue per subscriber, partially offset by lower Reserve rental revenue.
Other Revenue.    Other revenue was $43.8 million for the year ended January 31, 2026, an increase of $3.1 million, or 7.6%, compared to $40.7 million for the year ended January 31, 2025. This increase was primarily driven by higher Average Active Subscribers and higher average selling price per item, partially offset by lower items purchased per average subscriber. Other revenue represented 13.3% of total revenue, compared to 13.3% in the same period last year.
Costs and Expenses.    Total costs and expenses were $387.3 million for the year ended January 31, 2026, an increase of $33.6 million, or 9.5%, compared to $353.7 million for the year ended January 31, 2025. This increase was primarily driven by higher Revenue Share costs, higher Fulfillment costs, higher Technology costs and higher G&A costs. The increase was partially offset by lower Rental Product Depreciation and Write-Off expense, lower Other Depreciation and Amortization expense and lower Marketing costs.
Fulfillment.    Fulfillment expenses were $88.5 million for the year ended January 31, 2026, an increase of $5.7 million, or 6.9%, representing 26.8% of revenue, compared to $82.8 million for the year ended January 31, 2025, representing 27.0% of revenue. The increase in fulfillment dollars was primarily driven by higher transportation costs due to carrier rate increases, increases in warehouse processing costs, and an increase in orders due to higher average active subscribers. Fulfillment costs decreased as a percentage of revenue due primarily to higher revenue per order partially offset by higher transportation and processing costs per order.

For fiscal year 2026, it is difficult to predict fulfillment costs as a percentage of Revenue.
Technology.    Technology expenses were $39.3 million for the year ended January 31, 2026, an increase of $3.6 million, or 10.1%, compared to $35.7 million for the year ended January 31, 2025. Technology expenses were 11.9% of revenue for the year ended January 31, 2026 compared to 11.7% for the same period last year due to higher technology related employee costs. Technology related share-based compensation expense was $0.8 million for the year ended January 31, 2026 and was $1.9 million for the same period last year.

In fiscal year 2026, we expect technology expenses to decrease as a percentage of total revenue compared to fiscal year 2025.
Marketing.    Marketing expenses were $27.0 million for the year ended January 31, 2026, a decrease of $(1.2) million, or (4.3)%, compared to $28.2 million for the year ended January 31, 2025. This decrease was driven primarily by lower brand marketing expenses and lower marketing consulting costs. Marketing expenses unrelated to personnel costs were $24.0 million in the year ended January 31, 2026 and 7.3% of revenue, compared to $25.4 million and 8.3% of total revenue for the same period last year.

In fiscal year 2026, we expect marketing expenses to increase in dollars but decrease as a percentage of total revenue compared to fiscal year 2025. The timing of our marketing expenses during the year will depend in part on the timing of marketing campaigns.

General and Administrative.    General and administrative (“G&A”) expenses were $88.8 million for the year ended January 31, 2026, an increase of $2.0 million, or 2.3%, compared to $86.8 million for the year ended January 31, 2025. This increase was driven primarily by transaction related expenses and an increase in tax partially offset by lower share-based compensation expense and a decrease in occupancy costs. G&A expenses as a percentage of revenue were 26.9%, compared to 28.3% last year, as we saw increased operating leverage. G&A related share-based compensation expense was $3.4 million for the year ended January 31, 2026 and was $7.7 million for the year ended January 31, 2025.

In fiscal year 2026, we expect G&A expenses to decrease as a percentage of total revenue compared to fiscal year 2025.
Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $133.8 million for the year ended January 31, 2026, an increase of $26.3 million, or 24.5%, compared to $107.5 million for the year ended January 31, 2025. The increase was primarily driven by higher revenue share expenses due to higher Share by RTR units acquired partially offset by lower rental product depreciation expenses. Rental product depreciation and revenue share was 40.6% of revenue in the year ended January 31, 2026, up from 35.1% in the same period last year primarily due to the factors discussed above.
Other Depreciation and Amortization.    Other depreciation and amortization was $9.9 million for the year ended January 31, 2026, a decrease of $(2.6) million, or (20.8)%, compared to $12.5 million for the year ended January 31, 2025. This decrease was primarily driven by lower depreciation and amortization associated with machinery and equipment.
Restructuring Charges. Restructuring charges were $0.2 million for the year ended January 31, 2025 for severance and related costs in connection with the January 2024 restructuring plan. These charges are reflected in Restructuring charges on our Consolidated Statement of Operations.

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

See “Note 5, Restructuring and Related Charges” in the Notes to the Consolidated Financial Statements for more details on these charges.
Gain on Debt Restructuring. Gain on Debt Restructuring was $96.3 million for the year ended January 31, 2026. The gain was recognized from the troubled debt restructuring from the Recapitalization Transactions completed in October 2025.

Interest Income / (Expense), Net.    Interest expense, net was $(20.3) million for the year ended January 31, 2026, a decrease in expense of $3.9 million, or (16.1)%, compared to $(24.2) million for the year ended January 31, 2025. The decrease was was driven by the absence of interest expense following the New Credit Agreement, as the modification of the existing debt, which was part of the October 2025 recapitalization transactions, was accounted for as a troubled debt restructuring.. Of the $(20.3) million total interest expense in the year ended January 31, 2026, $3.3 million was debt discount amortization, $(22.2) million was from paid-in-kind interest, and $(1.4) million was the net of interest earned, financing lease and other interest, compared to $2.8 million of net of interest earned, financing lease and other interest and $(27.0) million of debt discount amortization in the year ended January 31, 2025.
Other Income / (Expense), Net.    Other income / (expense), net was $4.2 million for the year ended January 31, 2026, an increase of $2.1 million, compared to $2.1 million for the year ended January 31, 2025.

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

Adjusted EBITDA and Adjusted EBITDA Margin.    Adjusted EBITDA and Adjusted EBITDA Margin are key performance measures used by management to assess our operating performance and the operating leverage of our business prior to capital expenditures. Net Income (Loss) was $22.6 million for the year ended January 31, 2026 compared to $(69.9) million for the year ended January 31, 2025, Net Income (Loss) as a percentage of revenue was 6.9%, and (22.8)%, respectively, and included $0.2 million of restructuring and related charges for the year ended January 31, 2025.

Net Income for the year ended January 31, 2026 increased year-over-year primarily due to the impact of the Gain on Debt Restructuring as a result of the recapitalization. Net Loss for the year ended January 31, 2026, excluding the Gain on Debt Restructuring as a result of the recapitalization transactions, increased year-over-year primarily due to lower Gross Profit, higher Technology costs, higher Interest Expense and higher G&A expenses, partially offset by lower Other Depreciation and Amortization expenses and lower Marketing costs.

Our Adjusted EBITDA was $24.9 million for the year ended January 31, 2026 compared to $46.9 million for the year ended January 31, 2025, representing margins of 7.6% and 15.3%, respectively. Adjusted EBITDA decreased year-over-year primarily due to lower Gross Profit, higher Technology costs, and higher General & Administrative costs. Adjusted EBITDA Margin decreased year-over-year primarily due to lower Gross Margins, partially offset by lower Marketing costs as a percentage of Revenue and lower General & Administrative costs as a percentage of Revenue.

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Years Ended January 31,
	2026	2025	2024
	(in millions)
Net income (loss)	$22.6	$(69.9)	$(113.2)
Interest (income) / expense, net (1)	20.3	24.2	33.7
Rental product depreciation	59.9	64.6	57.1
Other depreciation and amortization (2)	9.9	12.5	14.7
Share-based compensation (3)	4.2	9.7	26.2
Write-off of liquidated assets (4)	2.3	6.6	3.4
Non-recurring adjustments (5)	0.5	0.1	1.7
Non-ordinary course legal fees (6)	6.0	0.3	0.3
Restructuring charges (7)	—	0.2	2.0
Loss on asset impairment related to restructuring (8)	—	—	1.1
Gain on Debt Restructuring (9)	(96.3)	—	—
Income tax (benefit) / expense	0.1	0.3	0.2
Other (income) / expense, net (10)	(4.2)	(2.1)	(0.7)
Other (gains) / losses (11)	(0.4)	0.4	0.4
Adjusted EBITDA	$24.9	$46.9	$26.9
Net Income (Loss) as a percentage of revenue	6.9%	(22.8)%	(38.0)%
Adjusted EBITDA Margin (12)	7.6%	15.3%	9.0%
__________
(1)Includes debt discount amortization of $(3.3) million in the year ended January 31, 2026, $27.0 million in the year ended January 31, 2025, and $11.7 million in the year ended January 31, 2024.
(2)Reflects non-rental product depreciation and capitalized software amortization.
(3)Reflects the non-cash expense for share-based compensation.
(4)Reflects the write-off of the remaining book value of liquidated rental product that had previously been held for sale.
(5)Non-recurring adjustments for the year ended January 31, 2026 includes $0.5 million of transaction related and internal controls related costs, for the year ended January 31, 2025 includes $0.1 million of costs related to one-time professional fees, and for the year ended January 31, 2024 includes $1.7 million of costs primarily related to debt refinancing and related fees and the option exchange.
(6)Non-ordinary course legal fees for the years ended January 31, 2026, 2025, and 2024 includes $6.0 million, $0.3 million, and $0.3 million, respectively, of costs related to securities lawsuits and non-recurring legal fees, including transaction-related costs and a class action lawsuit.
(7)Reflects restructuring charge primarily related to severance and related costs in connection with the January 2024 restructuring plan.
(8)Reflects the asset impairment charges related to the discontinuation of a software implementation project in connection with the January 2024 restructuring plan in the year ended January 31, 2024.
(9)Reflects the gain recognized from the troubled debt restructuring from the Recapitalization Transactions completed in October 2025.
(10)Includes other (income) / expense recognized in the period.
(11)Includes gains / losses recognized in relation to foreign exchange, operating lease terminations and the related surrender of fixed assets (see “Note 6 - Leases – Lessee Accounting” in the Notes to the Consolidated Financial Statements).
(12)Adjusted EBITDA Margin calculated as Adjusted EBITDA as a percentage of revenue.

Liquidity and Capital Resources

We have reported net income from operations of $22.6 million for the year ended January 31, 2026 due to the recognition of a Gain on Debt Restructuring of $96.3 million. Prior to fiscal year 2025, we incurred significant recurring net losses since inception and has an accumulated deficit of $(1,100.4) million as of January 31, 2026. We have historically relied upon debt and equity financing to fund our operations. Our cash flows from operations for the year ended January 31, 2026 were $3.5 million. Cash outflows from investing activities were $(49.5) million for the year ended January 31, 2026. As of January 31, 2026, we had cash and cash equivalents of $50.4 million, restricted cash of $8.7 million, current liabilities of $63.2 million as of January 31, 2026 and $156.6 million of long-term debt that matures in October 2029. We currently expect that our cash and cash equivalents balance will decline in fiscal year 2026 as a result of our business plans and strategy to continue to invest in improving the experience of our customers.

On October 28, 2025, we completed recapitalization transactions to enhance our financial position and financial flexibility by significantly reducing our existing indebtedness, improving our borrowing rate and extending the maturity of our remaining indebtedness (the “Recapitalization Transactions”). Under the terms of the Recapitalization Transactions, we entered into the New Credit Agreement. The Lender exchanged $100 million of existing outstanding indebtedness on a dollar-for-dollar cashless basis for new term loans under the New Credit Agreement and exchanged the remaining indebtedness for 26,175,193 newly issued shares of our Class A Common Stock. The Investor Group also provided an additional $20 million of new term loans under the New Credit Agreement, resulting in a total aggregate principal amount of $120 million. Our minimum liquidity maintenance covenant was also reduced from $30 million to $15 million until February 20, 2027 prior to its removal pursuant to the First Amendment to the New Credit Agreement on January 28, 2026 (the “First Amendment”). We also received $12.5 million in proceeds from a concurrent rights offering. On April 1, 2026, the Company entered into the Second Amendment to the New Credit Agreement (the “Second Amendment”). The Second Amendment provides the Company with the ability to capitalize interest in lieu of cash payments until May 3, 2027.

For a description of the terms of our current and prior credit agreements, see “Note 9 – Long-Term Debt” in the Notes to the Consolidated Financial Statements.

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

Our future capital requirements will depend on many factors, including, but not limited to, demand for our business, rental product spend and the timing of investments in technology and personnel to support the overall growth of our business. We believe our existing cash and cash equivalents, and cash generated from our operations, will be sufficient to sustain our business operations, to satisfy our debt service obligations, and to comply with our debt covenants for at least the next twelve months from the date of this Form 10-K.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Years Ended January 31,
	2026	2025	2024
	(in millions)
Net cash (used in) provided by operating activities	$3.5	$12.9	$(15.7)
Net cash (used in) provided by investing activities	(49.5)	(20.1)	(54.6)
Net cash (used in) provided by financing activities	18.6	(0.3)	0.7
Net (decrease) increase in cash and cash equivalents and restricted cash	(27.4)	(7.5)	(69.6)
Cash and cash equivalents and restricted cash at beginning of period	86.5	94.0	163.6
Cash and cash equivalents and restricted cash at end of period	$59.1	$86.5	$94.0
We also measure the cash consumption of the business including capital expenditures, by assessing net cash used in operating activities and net cash used in investing activities on a combined basis, which was $(46.0) million for the year ended January 31, 2026 and $(7.2) million for the year ended January 31, 2025. The cash consumption of the business was higher in fiscal year 2025 compared with fiscal year 2024 primarily due to higher purchases of rental product and higher net loss, excluding the Gain on Debt Restructuring, compared to the prior period. The sum of net cash used in operating activities and net cash used in investing activities, as a percentage of revenue, was (13.9)% for the year ended January 31, 2026 and (2.4)% for the year ended January 31, 2025.

Net cash (used in) provided by operating activities.    For the year ended January 31, 2026, net cash provided by operating activities was $3.5 million, which consisted of a net income of $22.6 million, partially offset by non-cash charges of $(3.8) million, reclassification of the proceeds from the sale of rental product of $28.4 million and a net change of $13.1 million in our operating assets and liabilities. The non-cash items were primarily comprised of a Gain on Debt Restructuring of $96.3 million, $59.5 million of rental product depreciation and write-off expenses, $(3.3) million of debt discount amortization, $9.9 million of other fixed and intangible asset depreciation and $4.2 million of share-based compensation.
For the year ended January 31, 2025, net cash provided by operating activities was $12.9 million, which consisted of a net loss of $(69.9) million, partially offset by non-cash charges of $115.4 million, reclassification of the proceeds from the sale of rental product of $28.1 million and a net change of $(4.5) million in our operating assets and liabilities. The non-cash charges were primarily comprised of $65.9 million of rental product depreciation and write-off expenses, $9.7 million of share-based compensation, $12.8 million of other fixed and intangible asset depreciation, and $27.0 million of debt discount amortization.
Net cash (used in) provided by investing activities.    For the year ended January 31, 2026, net cash used in investing activities was $(49.5) million, primarily consisting of $(75.9) million of purchases of rental product incurred in the period and $(4.6) million of purchases of fixed and intangible assets. The investment in rental product does not include an additional $1.6 million of cost for units received in the current period but not yet paid for, but does include $(2.7) million of cost for units paid for in the current period but received in the prior period (see the Supplemental Cash Flow Information in Part II, Item 8. “Financial Statements and Supplementary Data”). The investment in rental product was to support our rental product strategy. The majority of the investment in fixed and intangible assets was primarily related to machinery and equipment. The cash used in investing activities was partially offset by $28.4 million of proceeds from the sale of owned rental product and $2.6 million of proceeds from the liquidation of rental product.

For the year ended January 31, 2025, net cash used in investing activities was $(20.1) million, primarily consisting of $(49.2) million of purchases of rental product incurred in the period and $(4.4) million of purchases of fixed and intangible assets. The investment in rental product did not include an additional $2.7 million of cost for units received in the current period but not yet paid for, but did include $(1.4) million of cost for units paid for in the current period but received in the prior period (see Supplemental Cash Flow Information in Part II, Item 8. “Financial Statements and Supplementary Data”). The investment in rental product was to support our rental product strategy. The majority of the investment in fixed and intangible assets was primarily related to machinery and equipment. The cash used in investing activities was partially offset by $28.1 million of proceeds from sales of owned rental products and $5.4 million of proceeds from the liquidation of rental product.
Net cash provided by (used in) financing activities.    During the year ended January 31, 2026, net cash provided by financing activities was $18.6 million, primarily due to net cash proceeds from the recapitalization transactions.

During the year ended January 31, 2025, net cash used in financing activities was $(0.3) million, consisting of other financing payments.
Contractual Obligations and Commitments

In December 2023, we entered into the 2023 Amended Temasek Facility, which eliminated all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023, reduced the minimum liquidity maintenance covenant from $50 million to $30 million, and provided that we may not exceed mutually agreed upon quarterly and annual spend levels for rental product capital expenditures, fixed operating expenses and marketing expenditures during fiscal year 2024 and to-be-agreed levels for fiscal years 2025 and 2026. The quarterly and annual spend levels for rental product capital, fixed operating, and marketing expenditures for fiscal year 2025 were eliminated under the Fourteenth Amendment to the debt facility. As of January 31, 2026, we had approximately $156.6 million of long-term debt, net, none of which matures within the next 12 months. See “Note 9 — Long-Term Debt” in the Notes to the Consolidated Financial Statements for more information. In October 2025, the Company completed the previously announced recapitalization transactions to enhance the Company’s financial position and financial flexibility by significantly reducing its existing indebtedness, improving its borrowing rate and extending the maturity of its remaining indebtedness. See “Note 4 — Recapitalization Transactions” in the Notes to the Consolidated Financial Statements for more information. See “Note 6 – Leases – Lessee Accounting” in the Notes to the Consolidated Financial Statements for our minimum fixed lease obligations under existing lease agreements as of January 31, 2026. See “Note 17 - Commitments and Contingencies” in the Notes to the Consolidated Financial Statements for our minimum purchase commitments for technology services as of January 31, 2026.
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

Right-of-Use Assets and Lease Liabilities
Right-of-use (“ROU”) assets and lease liabilities are measured and recognized at the lease commencement date or lease modification date based on the present value of fixed lease payments over the expected lease term. Because the majority of our leases do not include an implicit discount rate, we use an estimated incremental borrowing rate (“IBR”), to determine the present value of future minimum lease payments. The sensitivity of the estimate is due to the judgment used in the determination of the synthetic credit rating and the development of the related benchmark yield curves.

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

Upon grant of awards, we also estimate an amount of forfeitures that will occur prior to vesting. We estimate forfeitures based on the dynamic forfeiture model based on our historical forfeitures of stock options adjusted to reflect future changes in facts and circumstances, if any. There were no stock options granted during the years January 31, 2026 and 2025. We also estimate an amount of forfeitures that will occur prior to vesting for restricted stock unit awards when they are granted.

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

Given the Company’s stock price decline during the fourth quarter of fiscal year 2024 and of fiscal year 2025, the Company concluded a triggering event had occurred and performed an impairment analysis of its long-lived assets as of January 31, 2025 and January 31, 2026. The Company performed a quantitative assessment using the undiscounted future cash flows expected to be generated by the use and eventual disposition of the Company’s long-lived assets group. The assessment included consideration of key factors including projected enterprise cash flows, market capitalization and the fair value of the Company’s debt facility. Based on the quantitative assessment performed, undiscounted cash flows expected to be generated by the use and eventual disposition of the Company’s long-lived assets exceeded their carrying values and therefore no impairment was recognized for the years ended January 31, 2025 and January 31, 2026.
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

Interest Rate Risk
As of January 31, 2026, we had cash and cash equivalents of $50.4 million and $156.6 million of debt outstanding under the New Credit Agreement. Cash and cash equivalents consist primarily of cash held in financial institutions within the United States and Ireland and cash in transit from third-party credit card providers. Borrowings under the New Credit Agreement bear interest at floating rates. We have minimal exposure to market risk relating to changes in interest rates as they can affect the amount of interest income we earn on our cash. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of January 31, 2026, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements.

Foreign Currency Risk
Our net revenue is denominated in U.S. dollars and a portion of our operating expenses is incurred outside the United States, denominated in foreign currencies. Accordingly, our results of operations are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our Consolidated Statements of Operations. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant. As of January 31, 2026, a hypothetical 10% change in the relative value of the U.S. dollar to other currencies would not have had a material effect on our results of operations.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rent the Runway, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rent the Runway, Inc. and its subsidiary (the “Company”) as of January 31, 2026 and 2025, and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2026, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026 in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring net operating losses since inception and has an accumulated deficit as of January 31, 2026. Management’s evaluation of the events and conditions and plans to mitigate these matters are described in Note 3.

/s/ PricewaterhouseCoopers LLP
New York, New York
April 14, 2026

We have served as the Company’s auditor since 2020.

RENT THE RUNWAY, INC. Consolidated Balance Sheets
(In millions, except share and per share amounts)

	January 31,	January 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$50.4	$77.4
Restricted cash, current	4.5	4.7
Prepaid expenses and other current assets	11.8	11.8
Total current assets	66.7	93.9
Restricted cash	4.2	4.4
Rental product, net	86.0	73.3
Fixed assets, net	24.0	28.3
Intangible assets, net	2.0	2.4
Operating lease right-of-use assets	29.3	32.1
Other assets	8.8	5.6
Total assets	$221.0	$240.0
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9.9	$6.2
Accrued expenses and other current liabilities	29.1	19.6
Deferred revenue	12.0	10.2
Customer credit and gift card liabilities	6.6	6.7
Operating lease liabilities	5.6	4.7
Total current liabilities	63.2	47.4
Long-term debt, net	156.6	333.7
Operating lease liabilities	35.7	41.0
Other liabilities	1.6	0.4
Total liabilities	257.1	422.5
Commitments and Contingencies (Note 17)
Stockholders’ equity (deficit)
Class A common stock, $0.001 par value; 300,000,000 shares authorized as of January 31, 2026 and 2025; 33,390,904 and 3,761,469 shares issued and outstanding as of January 31, 2026 and 2025, respectively	—	—
Class B common stock, $0.001 par value; 50,000,000 shares authorized as of January 31, 2026 and 2025; 0 and 155,463 shares issued and outstanding as of January 31, 2026 and 2025, respectively	—	—
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of January 31, 2026 and 2025; 0 shares issued and outstanding as of January 31, 2026 and 2025	—	—
Additional paid-in capital	1,064.3	940.5
Accumulated deficit	(1,100.4)	(1,123.0)
Total stockholders’ equity (deficit)	(36.1)	(182.5)
Total liabilities and stockholders’ equity (deficit)	$221.0	$240.0

The accompanying notes are an integral part of these consolidated financial statements.

RENT THE RUNWAY, INC. Consolidated Statements of Operations
(In millions, except share and per share amounts)

	Years Ended January 31,
	2026	2025	2024
Revenue:
Subscription and Reserve rental revenue	$286.0	$265.5	$264.9
Other revenue	43.8	40.7	33.3
Total revenue, net	329.8	306.2	298.2
Costs and expenses:
Fulfillment	88.5	82.8	86.0
Technology	39.3	35.7	49.1
Marketing	27.0	28.2	31.2
General and administrative	88.8	86.8	101.6
Rental product depreciation and revenue share	133.8	107.5	92.5
Other depreciation and amortization	9.9	12.5	14.7
Restructuring charges	—	0.2	2.0
Loss on asset impairment related to restructuring	—	—	1.1
Total costs and expenses	387.3	353.7	378.2
Operating loss	(57.5)	(47.5)	(80.0)
Gain on Debt Restructuring	96.3	—	—
Interest income / (expense), net	(20.3)	(24.2)	(33.7)
Other income / (expense), net	4.2	2.1	0.7
Net income (loss) before income tax benefit / (expense)	22.7	(69.6)	(113.0)
Income tax benefit / (expense)	(0.1)	(0.3)	(0.2)
Net income (loss)	$22.6	$(69.9)	$(113.2)
Net income (loss) per share attributable to common stockholders, basic	$1.89	$(17.62)	$(31.52)
Net income (loss) per share attributable to common stockholders, diluted	$1.88	$(17.62)	$(31.52)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	11,961,285	3,967,937	3,591,538
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	11,997,493	3,967,937	3,591,538

The accompanying notes are an integral part of these consolidated financial statements.

RENT THE RUNWAY, INC. Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In millions, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of January 31, 2023	3,251,138	$—	$904.6	$(939.9)	$(35.3)
Stock issued under stock incentive plan	294,377	—	—	—	—
Share-based compensation expense	—	—	26.2	—	26.2
Net loss	—	—	—	(113.2)	(113.2)
Balances as of January 31, 2024	3,545,515	—	930.8	(1,053.1)	(122.3)
Stock issued under stock incentive plan	371,417	—	—	—	—
Share-based compensation expense	—	—	9.7	—	9.7
Net loss	—	—	—	(69.9)	(69.9)
Balances as of January 31, 2025	3,916,932	—	940.5	(1,123.0)	(182.5)
Stock issued under stock incentive plan	235,054	—	—	—	—
Stock issued related to debt-for-equity exchange, net of issuance costs	26,175,193	—	107.5	—	107.5
Stock issued related to the rights offering, net of issuance costs	3,063,725	—	12.1	—	12.1
Share-based compensation expense	—	—	4.2	—	4.2
Net income	—	—	—	22.6	22.6
Balances as of January 31, 2026	33,390,904	$—	$1,064.3	$(1,100.4)	$(36.1)

The accompanying notes are an integral part of these consolidated financial statements.

RENT THE RUNWAY, INC. Consolidated Statements of Cash Flows
(In millions)

	Years Ended January 31,
	2026	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$22.6	$(69.9)	$(113.2)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Rental product depreciation and write-offs	43.4	46.2	44.0
Write-off of rental product sold	16.5	18.4	13.1
Other depreciation and amortization	9.9	12.5	14.7
Loss from write-off of fixed and intangible assets and lease termination	—	0.3	0.3
Loss on asset impairment related to restructuring	—	—	1.0
Proceeds from rental product sold	(28.4)	(28.1)	(23.3)
(Gain) / loss from liquidation of rental product	(0.4)	1.3	(1.0)
Gain on Debt Restructuring	(96.3)	—	—
Accrual of paid-in-kind interest	22.2	—	22.5
Amortization of debt (premium) discount	(3.3)	27.0	11.7
Share-based compensation expense	4.2	9.7	26.2
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	1.1	1.1
Operating lease right-of-use assets	2.8	1.8	(7.2)
Other assets	(3.2)	(1.1)	(1.2)
Accounts payable, accrued expenses and other current liabilities	15.3	(2.0)	(8.4)
Deferred revenue and customer credit liabilities	1.7	(1.0)	(1.6)
Operating lease liabilities	(4.4)	(3.0)	6.0
Other liabilities	0.9	(0.3)	(0.4)
Net cash (used in) provided by operating activities	3.5	12.9	(15.7)
INVESTING ACTIVITIES
Purchases of rental product	(75.9)	(49.2)	(77.9)
Proceeds from liquidation of rental product	2.6	5.4	4.6
Proceeds from sale of rental product	28.4	28.1	23.3
Purchases of fixed and intangible assets	(4.6)	(4.4)	(4.6)
Net cash (used in) provided by investing activities	(49.5)	(20.1)	(54.6)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	12.5	—	—
Proceeds from long-term debt	20.0	—	—
Debt restructuring costs paid	(11.8)	—	—
Deferred financing costs paid	(0.4)	—	—
Deferred equity issuance costs paid	(0.4)	—	—
Proceeds from short-term financing agreements	1.1	2.0	1.6
Other financing payments	(2.4)	(2.3)	(0.9)
Net cash (used in) provided by financing activities	18.6	(0.3)	0.7
Net (decrease) increase in cash and cash equivalents and restricted cash	(27.4)	(7.5)	(69.6)
Cash and cash equivalents and restricted cash at beginning of period	86.5	94.0	163.6
Cash and cash equivalents and restricted cash at end of period	$59.1	$86.5	$94.0
The accompanying notes are an integral part of these consolidated financial statements.

RENT THE RUNWAY, INC. Consolidated Statements of Cash Flows

(in millions)

	Years Ended January 31,
	2026	2025	2024
Supplemental Cash Flow Information:
Cash payments (receipts) for:
Interest paid on loans	$—	$—	$9.6
Interest paid on financing leases	0.1	0.1	0.2
Fixed operating lease payments, net	11.5	10.9	11.1
Fixed assets and intangibles received in the prior period	—	0.3	0.1
Rental product received in the prior period	2.7	1.4	5.4
Non-cash financing and investing activities:
Purchases of fixed assets and intangibles not yet settled	$0.2	$—	$0.3
Purchases of rental product not yet settled	1.6	2.7	3.3
Change in common stock related to debt restructuring	107.6	—	—
Reconciliation of loss on asset impairment:
Accrued expense related to the loss on asset impairment	$—	$—	$0.1

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
2.Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain amounts in the financial statements have been reclassified to conform to the current presentation. As further discussed in the Reverse Stock Split section below, all per share amounts and common shares amounts have been adjusted on a retroactive basis to reflect the Reverse Stock Split (as defined below) which became effective in April 2024. The Company adjusted the weighted-average shares used in computing net income (loss) per share for all periods presented in the Consolidated Statements of Operations to reflect the bonus element from the rights offering completed in October 2025. See “Note 15 - Net Income (Loss) per Share Attributable to Common Stockholders” for additional information.
Reverse Stock Split
The Company’s Amended and Restated Certificate of Incorporation as of October 29, 2021 authorizes the Company to issue 300,000,000 shares of Class A common stock, par value $0.001 per share, 50,000,000 shares of Class B common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share.

In March 2024, the Company’s stockholders approved, and the Company’s Board of Directors selected, a 1-for-20 reverse stock split of outstanding shares of Class A common stock and Class B common stock (the “Reverse Stock Split”). The 1-for-20 Reverse Stock Split became effective on April 2, 2024 and began trading on the Nasdaq Capital Market on a post-split basis on April 3, 2024. See “Note 13 - Stockholders’ Equity” for additional information.
Fiscal Year
The Company’s fiscal year ends on January 31 of the next calendar year. For example, references to “fiscal year 2026” refer to the fiscal year ending January 31, 2027, references to “fiscal year 2025” refer to the fiscal year ended January 31, 2026, and references to “fiscal year 2024” refer to the fiscal year ended January 31, 2025.

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

The key measure of segment profit or loss that the CODM uses to make operating decisions, allocate resources, and evaluate financial performance is the Company’s net income (loss) as reported in the Company’s consolidated statements of operations.

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience, market conditions, and on various other assumptions that are believed to be reasonable. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful life and salvage value of rental product, incremental borrowing rate (“IBR”) to determine lease liabilities, valuation of share-based compensation, and recoverability of long-lived assets.
As of January 31, 2026, the effects of the macroeconomic environment on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
Concentrations of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash investments with high credit quality financial institutions. The Company believes no significant credit risk exists with respect to these financial instruments.
No single customer accounted for more than 5% of the Company’s revenue during the years ended January 31, 2026, 2025, and 2024.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

Fair Value Measurements and Financial Instruments
Fair value accounting is applied for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements. These measurements are conducted on an ongoing basis, at least annually. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include funds in transit from banks for customer credit card transactions that settle in less than seven days. These funds totaled $3.5 million and $1.7 million as of January 31, 2026 and 2025, respectively.

The Company had restricted cash balances for cash collateralized standby letters of credit as of January 31, 2026 and 2025 of $8.7 million and $9.1 million, respectively, primarily to satisfy security deposit requirements on its leases, as well as for rental product purchases and credit card transactions.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s Consolidated Balance Sheets, which sum to the total of the same amounts shown in the Company’s Consolidated Statements of Cash Flows (in millions):

	January 31,
	2026	2025	2024
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$50.4	$77.4	$84.0
Restricted cash, current	4.5	4.7	5.2
Restricted cash, noncurrent	4.2	4.4	4.8
Total cash and cash equivalents and restricted cash	$59.1	$86.5	$94.0

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

Once it is no longer considered rentable, rental product in a sellable condition is classified as held for sale and written down to salvage value. The value of rental product held for sale as of January 31, 2026 and 2025 was $1.8 million and $2.0 million, respectively. The accelerated depreciation related to rental product held for sale was $5.1 million, $5.7 million, and $4.9 million for the years ended January 31, 2026, 2025, and 2024, respectively. The accelerated depreciation is presented on the consolidated statements of operations within Rental product depreciation and revenue share.

When rental product is liquidated, the Company records the gain or loss calculated as proceeds, net of the remaining salvage value and costs to sell, within general and administrative expenses on the consolidated statement of operations. The gain or loss from the liquidation of rental product is included as an adjustment to reconcile net income (loss) to net cash used by operating activities in the consolidated statements of cash flows.

The purchases of rental product as well as the proceeds from the sale and liquidation of rental product are classified as cash flows from investing activities on the consolidated statements of cash flows because the predominant activity of the rental product purchased is to generate rental revenue and such classification is consistent with the classification of long-term asset activity. Proceeds from the liquidation of rental product, net of costs to sell, were $2.6 million, $5.4 million, and $4.6 million for the years ended January 31, 2026, 2025, and 2024, respectively. Proceeds from the sale of rental product were $28.4 million, $28.1 million, and $23.3 million for the years ended January 31, 2026, 2025, and 2024, respectively.

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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

Revenue Recognition
Subscription and a-la-carte rental fees (“Subscription and Reserve rental revenue”) are recognized in accordance with Leases, Topic 842 (“ASC 842”). Other revenue, primarily related to the sale of rental product, is recognized under Revenue from Contracts with Customers, Topic 606 (“ASC 606”) at the date of delivery of the product to the customer. Other revenue represented 13%, 13%, and 11% of total revenue for the years ended January 31, 2026, 2025, and 2024, respectively. Sales of rental product to customers within Other revenue represented 13%, 13%, and 11% of total revenue for the years ended January 31, 2026, 2025, and 2024.
Revenue is presented net of promotional discounts, customer credit issuances and refunds and recognized in accordance with either ASC 842 or ASC 606. The Company recognizes discounts on subscription and reserve fees ratably over the subscription or rental period. Discounts on sales of rental product to customers are recognized upon delivery. Refunds and customer credit issuances are recognized over the subscription or rental period or when returned items are received. Revenue is presented net of taxes that are collected from customers and remitted to governmental authorities.

The Company issued gift cards and customer credits during the years ended January 31, 2026 and 2025. In the year ended January 31, 2026, the Company modified its arrangement with its third-party gift card partner. Under the current model, the partner maintains the legal obligation to the holder and holds the associated cash until the customer applies the gift card to their Rent the Runway account. Upon application, the gift card is converted into a customer credit, at which point the Company recognizes a liability and corresponding receivable from the partner. In the year ended January 31, 2025, the Company operated under a different model with the same third-party gift card partner where the Company received cash and recognized a liability at the time of gift card issuance. The gift cards issued during the years ended January 31, 2026 and 2025 were immaterial to the Company’s consolidated financial statements. During the year ended January 31, 2024, the Company did not issue any gift cards but customers were able to redeem gift cards sold in previous years. Upon redemption of the gift card or credit, revenue is recognized in line with the customer’s rental or item purchase. The Company’s gift card liability and customer credit liability are presented within Customer credit and gift card liabilities on the Consolidated Balance Sheets. During the year ended January 31, 2026, $0.9 million of credits included in the customer credit liability as of January 31, 2025 were redeemed. Gift cards and customer credits do not have expiration dates. Over time, a portion of these instruments is not redeemed. The Company recognizes breakage income related to these instruments based on the redemption pattern method. The Company continues to maintain the full liability for the unredeemed portion of the gift cards and credits when the Company has any legal obligation to remit such credits to government authorities in relevant jurisdictions.
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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The Company accrues for credits and refunds issued subsequent to the balance sheet date that relate to rentals prior to the balance sheet date. These amounts were not material as of January 31, 2026 and 2025.

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

Other Revenue
Other revenue consists primarily of revenue from the sale of rental product. The Company recognizes revenue from the sale of rental product in accordance with ASC 606. Sale of rental product occurs when a customer purchases rental product at a discounted price, calculated as a percentage of retail value. Payment is due upon order confirmation and there is no financing component. The single performance obligation associated with rental product sales is generally satisfied upon delivery of the rental product to the customer. The Company does not have any material contractual receivables, assets or liabilities with respect to other revenue as of January 31, 2026 and 2025.

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

Lease payments are based on fixed amounts explicit in the lease agreements. Certain real estate leases include payments at variable amounts based on operating expenses of the lessor, such as common area charges, real estate taxes and insurance. Most equipment leases include variable sales tax payments based on state sales tax rates. Additionally, the Company procures a portion of its rental product from brand partners under revenue share arrangements, which are considered lease payments. See “Note 6 – Leases – Lessee Accounting” for additional details.

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

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of shipping rebates, accounts receivable, net, interest receivable, prepaid insurance, prepaid technology expenses, and prepaid taxes. Shipping rebates were $4.5 million and $4.0 million as of January 31, 2026 and 2025, respectively.

Other Assets

Other assets consist primarily of capitalized implementation costs incurred in cloud computing arrangements, deposits for periods that exceed one year from the balance sheet date, prepaid bonuses, and sublease rent receivables, amortized over the period of future benefit.

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

Marketing
Marketing expenses include online and mobile marketing, search engine optimization and email costs, marketing payroll and related expenses, agency fees, printed collateral, consumer research, and other related costs. Advertising costs amounted to $24.0 million, $25.4 million, and $28.5 million for the years ended January 31, 2026, 2025, and 2024, respectively. Costs associated with advertising campaigns are expensed when the advertising first appears in the media, and other advertising costs are expensed as incurred.

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
Share-Based Compensation
The Company recognizes all employee share-based compensation as an expense in the consolidated financial statements. Equity classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service period of the award. Determining the fair value of options at the grant date requires judgment, including the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividend yield. The fair value of common stock is based on the closing price of the common stock on the date of grant as reported on Nasdaq. Upon grant of awards, the Company also estimates an amount of forfeitures that will occur prior to vesting. There were no stock options granted during the years ended January 31, 2026 and 2025.

The Company has granted two types of restricted stock units (“RSUs”), RSUs denominated in shares of Class A common stock and RSUs denominated in shares of Class B common stock. The Company has granted RSUs which vest upon satisfaction of time-based service conditions. The Company has approved performance-based RSUs (“PSUs”) which will vest upon satisfaction of time-based service and performance-based conditions. The Company records share-based compensation expense for these RSUs on a straight-line basis over the requisite service period. Stock-based compensation expense for PSUs will be recognized based on estimated performance against established performance targets and revisions will be recorded as a cumulative adjustment to earnings in the period of the revision. The Company also estimates an amount of forfeitures that will occur prior to vesting. See “Note 14 – Share-based Compensation Plans” for a description of the accounting for share-based awards.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

Interest Income and Expense

Interest income and expense consist primarily of interest on the Company’s debt facility, debt discount (premium) amortization, and financing lease interest expense offset by interest income earned. The Company recognized interest and debt discount (premium) amortization expense of $21.8 million, $27.2 million, and $38.9 million for the years ended January 31, 2026, 2025, and 2024, respectively.

Other Income and Expense

Other income and expense consist primarily of monetizing tax credits associated with growth.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is not considered more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

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

Long-Lived Asset Impairment
Long-lived assets, such as rental product, fixed assets, intangible assets, and right-of-use lease assets, are reviewed for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

During the years ended January 31, 2026 and 2025, the Company evaluated whether events or circumstances had changed such that it would indicate it is more likely than not that the carrying value of its long-lived assets may not be recoverable (triggering event). Given the Company’s stock price decline during fiscal year 2025 and the fourth quarter of fiscal year 2024, the Company concluded triggering events had occurred and performed impairment analyses of its long-lived asset groups as of January 31, 2026 and 2025. As of January 31, 2026 and 2025, the Company’s long-lived asset groups consisted of its sole reporting unit and the ROU asset related to the subleased ninth floor of its corporate headquarters in Brooklyn, NY. In connection with the commencement of the sublease in December 2024, the Company concluded the ROU asset for the subleased ninth floor to be its own asset group. Refer to “Note 6 - Leases – Lessee Accounting” for further details. The Company performed quantitative assessments using the undiscounted future cash flows expected to be generated by the use and/or eventual disposition for each of the Company’s long-lived asset groups. The assessments for the Company’s sole reporting unit included consideration of key factors including projected enterprise cash flows, market capitalization and the fair value of the Company’s debt facility. The assessments for the ninth floor sublease of the Company’s corporate headquarters in Brooklyn, NY included consideration of the undiscounted future cash flows expected to be generated by the sublease. Based on the quantitative assessments, the undiscounted cash flows expected to be generated by the use and/or eventual disposition, as applicable, of the Company’s long-lived assets exceeded their carrying values. Therefore, no impairment was recognized as a result of these analyses for the years ended January 31, 2026 and 2025.
In connection with the January 2024 restructuring plan as described in “Note 5, Restructuring and Related Charges”, the Company recorded asset impairment charges of $1.1 million during the year ended January 31, 2024 related to the discontinuation of a software implementation project.

Net Income (Loss) per Share Attributable to Common Stockholders
The Company computes net income (loss) per share attributable to common stockholders under the two-class method required for multiple classes of common stock and participating securities. Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities outstanding for the period. For purposes of this calculation, stock options to purchase common stock, warrants to purchase common stock, and RSUs are considered potentially dilutive securities for the year ended January 31, 2026. They have been excluded from the calculation of diluted net loss per share attributable to common stockholders for the years ended January 31, 2025 and 2024 as their effect is anti-dilutive.

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
Recently Issued and Adopted Accounting Pronouncements
Recently Issued Accounting Pronouncements

Interim Reporting (Topic 270): Narrow Scope Improvements

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements, to improve the navigability of required interim disclosures and clarify when the guidance is applicable. The amendments provide additional guidance on what disclosures should be provided in interim reporting periods and adds a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2028, and early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the consolidated financial statements.

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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments primarily require enhanced disclosures and disaggregation of income tax information by jurisdiction in the annual income tax rate reconciliation and quantitative and qualitative disclosures regarding income taxes paid. These amendments are to be applied prospectively, with the option to apply the standard retrospectively, for annual periods beginning after December 15, 2025. Early adoption is permitted. The Company adopted this standard for the year ended January 31, 2026 and reflected the additional disclosures required in the standard in Note 10 - Income Taxes.
3.Liquidity
The Company recognized net income from operations of $22.6 million for the year ended January 31, 2026, due to the recognition of a Gain on Debt Restructuring of $96.3 million during the year ended January 31, 2026. Prior to fiscal year 2025, the Company has incurred significant recurring net losses since inception. The Company incurred significant recurring net operating losses since inception and has an accumulated deficit of $(1,100.4) million as of January 31, 2026. The Company has historically relied on debt and equity financing to fund its operations. The Company’s principal sources of liquidity are existing cash and cash equivalents and cash flows from operating activities. There is no remaining borrowing availability under the Company’s New Credit Agreement, as defined below. The Company’s cash flows from operations for the year ended January 31, 2026 were $3.5 million compared to $12.9 million for the year ended January 31, 2025. Cash out flows from investing activities for the year ended January 31, 2026 were $(49.5) million compared to $(20.1) million for the year ended January 31, 2025. As of January 31, 2026, the Company held cash and cash equivalents of $50.4 million and long-term debt of $156.6 million with a maturity date in October 2029.
The Company experienced net operating losses for the last three years and an increase in such losses during the year ended January 31, 2026 as compared to the year ended January 31, 2025. The Company also experienced positive cash flows from operations in fiscal years 2025 and 2024, though it continued to have cash outflows related to its investing activities. The increase in cash flows (used) in investing activities during the year ended January 31, 2026 as compared to the year ended January 31, 2025 was due to a strategic, intentional increase in its investment in rental product purchases, inclusive of additional units, from multiple acquisition channels for fiscal year 2025.The Company experienced year-over-year revenue growth and a reduction in net losses in fiscal years 2024 and 2023 and generated cash flows from operations. To the extent the Company is impacted by macroeconomic trends, or other factors, including, but not limited to, lower demand for our business, increased rental product spend, or tariffs, the Company plans to preserve liquidity by reducing fixed and variable costs, which may include additional reductions to labor, operating expenses, and/or capital expenditures. However, these actions may not provide sufficient incremental liquidity to fund the Company’s long-term obligations.

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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

On October 28, 2025, the Company completed the Recapitalization Transactions to enhance the Company’s financial position and flexibility by significantly reducing its existing indebtedness, improving its borrowing rate and extending the maturity of its remaining indebtedness to October 2029. Under the terms of the Recapitalization Transactions, the Company entered into the New Credit Agreement (as defined below). The Company’s lender exchanged $100 million of existing outstanding indebtedness on a dollar-for-dollar cashless basis for new term loans and exchanged the remaining indebtedness for 26,175,193 newly issued shares of the Company’s Class A Common Stock. The Company also received an additional $20 million of new term loans excluding direct costs related to the transactions, resulting in an aggregate principal amount of $120 million. The Company also received $12.5 million in proceeds from a concurrent Rights Offering (as defined below). Additionally, the Company’s minimum liquidity maintenance covenant was also reduced from $30 million to $15 million until February 20, 2027. On January 28, 2026, the Company entered into the First Amendment to the New Credit Agreement which permanently removed the minimum liquidity maintenance covenant. See “Note 4 - Recapitalization Transactions” for additional information. The Second Amendment was executed on April 1, 2026 and provides the Company with the ability to capitalize interest in lieu of cash payments until May 3, 2027. As a result of the First and Second Amendments to the New Credit Agreement, the Company expects that its existing resources and future cash flows from operations and cash and cash equivalents, will provide it with sufficient liquidity to meet its obligations for at least the next twelve months from the issuance date of these financial statements. The Company plans to explore additional funding sources to increase liquidity and strengthen its balance sheet. However, there can be no assurance plans will be completed.
4.Recapitalization Transactions
On October 28, 2025, the Company completed recapitalization transactions to enhance the Company’s financial position and financial flexibility by significantly reducing its existing indebtedness, improving its borrowing rate and extending the maturity of its remaining indebtedness (the “Recapitalization Transactions”).
Under the terms of the Recapitalization Transactions, the Company entered into an amended and restated credit agreement, dated as of October 28, 2025 (the “New Credit Agreement”), by and among the Company, as borrower, CHS (US) Management LLC, as administrative agent (the “Agent”), and CHS US Investments LLC (“Lender”), Gateway Runway, LLC (“Nexus”) and S3 RR Aggregator, LLC, as lenders (“STORY3” and, collectively with Lender and Nexus, the “Investor Group”).
On October 28, 2025, Lender exchanged $100 million of existing outstanding indebtedness owing to Lender under the Company’s credit agreement, dated as of July 23, 2018 (the “Existing Credit Agreement”), by and among the Company, as borrower, the lenders from time to time party thereto and the Agent (as successor-in-interest to Double Helix Pte Ltd.), on a dollar-for-dollar cashless basis for new term loans under the New Credit Agreement. Lender contributed the remaining indebtedness owing to Lender under the Existing Credit Agreement to the Company in exchange for 26,175,193 newly issued shares of the Company’s Class A Common Stock, par value $0.001 per share (the “Class A Common Stock”), and the Existing Credit Agreement was amended and restated to form the New Credit Agreement as discussed above. The Investor Group also provided an additional $20 million of new term loans under the New Credit Agreement, resulting in a total aggregate principal amount of $120 million as of the closing of the Recapitalization Transactions.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The New Credit Agreement requires the Company to comply with specified non-financial covenants including, but not limited to, restrictions on the incurrence of debt, payment of dividends, making of investments, sale of assets, mergers and acquisitions, modifications of certain agreements and its fiscal year, and granting of liens. Term loans under the New Credit Agreement will mature on October 28, 2029, and will bear interest, at the Company’s option, at either (i) a bank reference rate, plus 4.00% or (ii) term SOFR plus 5.00%, in each case per annum. The New Credit Agreement contains various events of default, the occurrence of which could result in the acceleration of obligations under the facility. The New Credit Agreement also modifies the Existing Credit Agreement in certain respects, including by temporarily reducing the minimum liquidity maintenance covenant from $30 million to $15 million during the period from October 28, 2025 until February 20, 2027, which reverts thereafter to $30 million. On January 28, 2026, the Company entered into the First Amendment. The First Amendment removed the minimum liquidity maintenance covenant.

Rights Offering Backstop Commitment
In October 2025, the Company gave its stockholders subscription rights to purchase up to an aggregate of 3,063,725 of the Company’s Class A Common Stock at a price of $4.08 per share, totaling $12.5 million (the “Rights Offering”). On October 21, 2025, the subscription period for the Rights Offering expired. Subscribers in the Rights Offering exercised rights to purchase an aggregate of 742,956 shares of Class A Common Stock, and the gross proceeds received from subscribers in the Rights Offering was approximately $3.0 million.
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
Term Loan Equitization
On October 28, 2025, in connection with the closing of the Recapitalization Transactions, pursuant to the terms of the Exchange Agreement, dated as of August 20, 2025 (the “Exchange Agreement”), by and between the Company and Lender, Lender contributed all amounts owing to Lender under the Existing Credit Agreement in excess of $100 million in exchange for 26,175,193 shares of Class A Common Stock (the “Term Loan Equitization”), of which 7,852,558 shares and $30.0 million of existing debt were subsequently sold by Lender to Nexus and STORY3 for gross proceeds of $30.0 million. The Company did not receive any proceeds from the transaction and the transaction did not impact the Company’s consolidated financial statements. All shares issued in connection with the Term Loan Equitization were issued in a transaction pursuant to Section 4(a)(2) of the Securities Act.
As a result of the consummation of the Recapitalization Transactions and the other transactions described herein, a change of control of the Company occurred on October 28, 2025. As of such date, Lender held 19,983,656 shares of Class A Common Stock, representing approximately 59.8% of the voting power of the Company’s outstanding Class A Common Stock. On October 28, 2025, in connection with the closing of the Recapitalization Transactions, all outstanding shares of the Company’s Class B Common Stock, par value $0.001 per share (the “Class B Common Stock”), were converted into shares of Class A Common Stock on a one-for-one basis, such that no shares of Class B Common Stock remain outstanding.
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
On October 28, 2025, the Board appointed Teri Bariquit, Peter Comisar, Dhiren Fonseca, Damian Giangiacomo and Daniel Rosensweig to serve as directors pursuant to the Exchange Agreement, effective immediately. Mr. Comisar and Mr. Giangiacomo were appointed to serve as Class I directors, Ms. Bariquit and Mr. Rosensweig were appointed to serve as Class II directors and Mr. Fonseca was appointed to serve as a Class III director, with Ms. Hyman remaining on the Board as a Class III director. Upon the closing of the Recapitalization Transactions, the Board consists of six directors. The Investor Group has advised the Company that it is continuing to use commercially reasonable efforts to identify and designate a third Investor Director to the Board. Concurrently with their appointments to the Board, Mr. Giangiacomo and Mr. Rosensweig were appointed to the Audit Committee, and Mr. Fonseca was appointed to serve as Executive Chair of the Board.
Upon the closing of the Recapitalization Transactions, the Audit Committee consists of two members. On October 28, 2025, the Company notified the Nasdaq of its non-compliance with Nasdaq Rule 5605(c)(2)(A), which requires that the Audit Committee be comprised of three independent directors, and its intent to rely on the cure period provided by Nasdaq Rule 5605(c)(4)(B). The Company intends to appoint an independent director to the Audit Committee no later than the Company’s 2026 annual meeting of stockholders, as provided by Nasdaq Rule 5605(c)(4)(B).
In connection with their appointments, each of Ms. Bariquit, Mr. Comisar, Mr. Fonseca and Mr. Giangiacomo entered into a standard indemnification agreement with the Company in the form previously approved by the Board.
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
See “Note 9 — Long-Term Debt” and “Note 13 — Stockholders’ Equity” for additional information.
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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

Restructuring charges of $0.2 million and $2.0 million for severance and related costs were recognized during the years ended January 31, 2025 and 2024, respectively, and are reflected in Restructuring charges on the Company’s Consolidated Statements of Operations. Cumulative charges related to severance and related costs incurred to date in connection with the January 2024 restructuring plan were $2.2 million. Accrued restructuring charges were none and $0.2 million as of January 31, 2026 and 2025, respectively.

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
6.Leases - Lessee Accounting
As a lessee, the Company has operating real estate leases for its operational facilities, retail locations and corporate headquarters. The Company has operating and finance leases for its computers and equipment. Additionally, the Company procures a portion of its rental product from brand partners under revenue share arrangements, which are considered operating leases. All revenue share payments are recognized as lease costs and recorded in Rental product depreciation and revenue share in the Consolidated Statements of Operations. Revenue share payments based on performance are considered to be variable lease costs.

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

As of January 31, 2026 and 2025, the weighted-average remaining lease term for operating leases was 5.70 years and 6.58 years, respectively, and the weighted-average discount rate was 16.09% and 16.11%, respectively. As of January 31, 2026 and 2025, the weighted-average remaining lease term for financing leases was 5.62 years and 5.92 years, respectively, and weighted-average discount rate was 8.88% and 16.62%, respectively.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The following table summarizes the components of lease costs incurred by the Company during the years ended January 31, 2026, 2025 and 2024:

	January 31,
	2026	2025	2024
Operating lease costs	$9.9	$10.1	$9.6
Variable and period lease costs (1)	71.4	40.9	33.4
Total lease costs	81.3	51.0	43.0
Sublease income	(2.5)	(2.0)	(1.8)
Total lease costs, net	$78.8	$49.0	$41.2

(1) Includes $16.6 million, $4.0 million, and $5.6 million of non-cancellable lease payments made to designers as part of the Company’s revenue share arrangements for the years ended January 31, 2026, 2025, and 2024, respectively. These arrangements have lease terms of less than 12 months.

The following table summarizes the Company’s minimum fixed lease obligations under existing agreements as a lessee, excluding variable payments and short-term lease payments, as of January 31, 2026:

	Operating	Financing
Fiscal year:
2026	$11.6	$0.2
2027	11.3	0.2
2028	11.4	0.2
2029	10.0	0.1
2030	6.9	0.1
Thereafter	11.9	0.2
Total minimum lease payments	63.1	1.0
Imputed interest	(21.8)	(0.2)
Lease liabilities as of January 31, 2026	$41.3	$0.8

Amortization of financing lease right-of-use assets were $0.3 million, $0.5 million, and $0.6 million for the years ended January 31, 2026, 2025, and 2024, respectively. ROU assets obtained in exchange for lease liabilities were $0.6 million, $0.8 million, and zero for the years ended January 31, 2026, 2025, and 2024, respectively. Adjustments to ROU assets or lease liabilities due to modification or other reassessment events to operating and finance leases were $0.1 million, zero, and $10.3 million for the years ended January 31, 2026, 2025, and 2024, respectively.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

7.Rental Product, Net
Rental product, net consisted of the following:

	January 31,	January 31,
	2026	2025

Apparel	$155.5	$138.2
Accessories	4.7	4.2
	160.2	142.4
Less accumulated depreciation	(74.2)	(69.1)
Rental product, net	$86.0	$73.3
Depreciation and write-offs related to rental product, including write-offs of rental products sold, was $59.9 million, $64.6 million, and $57.1 million for the years ended January 31, 2026, 2025, and 2024, respectively.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

8.Fixed and Intangible Assets, Net
Fixed and intangible assets, net consisted of the following:

	January 31,	January 31,
	2026	2025
Leasehold improvements	$55.6	$55.2
Machinery and equipment	47.9	47.2
Reusable packaging	4.0	3.0
Computer hardware	4.5	4.3
Furniture and fixtures	3.9	3.8
Financing lease ROU assets	3.0	2.5
	118.9	116.0
Less accumulated depreciation	(94.9)	(87.7)
Fixed assets, net	$24.0	$28.3

Software assets	$22.4	$21.5
Less accumulated amortization	(20.4)	(19.1)
Intangible assets, net	$2.0	$2.4

Depreciation related to fixed assets was $8.4 million, $10.3 million, and $12.0 million for the years ended January 31, 2026, 2025, and 2024, respectively. Amortization of intangible assets was $1.5 million, $2.2 million, and $2.7 million for the years ended January 31, 2026, 2025, and 2024, respectively. See “Note 6 — Leases – Lessee Accounting” for further details related to the finance lease ROU assets included in Fixed assets, net on the Consolidated Balance Sheets.

As of January 31, 2026, expected amortization of intangible assets (excluding software projects not yet deployed) is as follows:

Fiscal year:
2026	$1.0
2027	0.5
2028	—
Thereafter	—
Total future amortization	$1.5

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

9.Long-Term Debt
Summary
The following table summarizes the Company’s long-term debt outstanding as of January 31, 2026 and 2025:

	January 31,	January 31,
	2026	2025
Debt Facility principal outstanding	$120.0	$271.6
Add: payment-in-kind interest	—	40.3
Add: unamortized debt premium	36.6	21.8
Debt Facility, net	156.6	333.7
Less: current portion of long-term debt	—	—
Total noncurrent long-term debt	$156.6	$333.7
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

In December 2023, the Company entered into an amendment to the 2022 Amended Temasek Facility (the “2023 Amended Temasek Facility”). This transaction was accounted for as a troubled debt restructuring. The terms of the amendment provided for, (i) elimination of all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023; (ii) reduction of the minimum liquidity maintenance covenant from $50 million to $30 million; and (iii) additional covenants requiring the Company to comply with mutually agreed upon quarterly and annual spend levels for rental product capital expenditures, fixed operating expenditures and marketing expenditures during fiscal year 2024 of $51 million, $100 million (excluding $10 million of specified permitted expenditures), and $30 million, respectively, on an annual basis and to-be-agreed levels for fiscal years 2025 and 2026, subject to the debt holders’ consent and certain exceptions. The Company did not record a gain in connection with the restructuring as the total undiscounted future cash payments specified in the 2023 Temasek Facility Amendment exceeded the carrying value of debt. The effective interest rate for the 2023 Amended Temasek Facility as of January 31, 2024 was 8.44%. The Company amortizes the debt discount or premium using the effective interest method over the remaining term of the facility including the six full fiscal quarters during which payment-in-kind and cash interest were eliminated.

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

The New Credit Agreement requires the Company to comply with specified non-financial covenants including, but not limited to, restrictions on the incurrence of debt, payment of dividends, making of investments, sale of assets, mergers and acquisitions, modifications of certain agreements and its fiscal year, and granting of liens. Term loans under the New Credit Agreement will mature on October 28, 2029, and will bear interest, at the Company’s option, at either (i) a bank reference rate, plus 4.00% or (ii) term SOFR plus 5.00%, in each case per annum. The New Credit Agreement contains various events of default, the occurrence of which could result in the acceleration of obligations under the facility. The New Credit Agreement also modifies the Existing Credit Agreement in certain respects, including by temporarily reducing the minimum liquidity maintenance covenant from $30 million to $15 million during the period from October 28, 2025 until February 20, 2027, which reverts thereafter to $30 million. On January 28, 2026, the Company entered into the First Amendment. The First Amendment removed the minimum liquidity maintenance covenant.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The exchange transaction with the existing lender was accounted for as a troubled debt restructuring of $334.2 million of existing outstanding debt, excluding the remaining unamortized debt premium and $10.0 million of additional cash from the Lender, in exchange for $110.0 million of new term loans. The Company exchanged $234.2 million of existing indebtedness for 26,175,193 newly issued shares of the Company’s Class A Common Stock to the lender. As the carrying value of debt reduced by the fair value of the equity issued exceeded the total undiscounted future cash payments, the Company recognized a gain on troubled debt restructuring, net of allocated transaction costs of $11.8 million incurred, of $96.3 million during the year ended January 31, 2026. The gain was reflected in Gain on Debt Restructuring on the Company’s Consolidated Statements of Operations.

The gain increased net income (loss) per share - basic by $8.05 and net income (loss) per share - diluted by $8.02 for the year ended January 31, 2026.

Upon completion of the exchange transaction, the carrying value of the new term loans with the Lender was $149.5 million, comprised of the total future undiscounted cash payments to the Lender. The Company recorded a debt premium as a result of the troubled debt restructuring of $39.5 million which will be amortized over the term of the loan. The Company will not recognize any interest expense between the transaction date and the maturity of the debt.

The Company accounted for the $10.0 million of new term loans issued to Nexus and STORY3 as a new issuance of debt and recorded a debt discount of $0.4 million related to allocated issuance costs. The debt discount will be accreted to the principal amount of the debt through the recognition of noncash interest expense using the effective interest method. The effective interest rate of the debt facility as of January 31, 2026 was 9.83%.

The Company determined that all of the embedded features of the New Credit Agreement were clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the feature was immaterial to the Company’s consolidated financial statements.
Covenants
The Company was in compliance with all applicable financial covenants as of January 31, 2026 and through the date of this filing.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

10.Income Taxes

The Company’s net income (loss) before income tax benefit / (expense) from income taxes includes the following components:

	Year Ended January 31,
	2026	2025	2024
Domestic	$21.4	$(71.2)	$(114.0)
Foreign	1.3	1.6	1.0
Net income (loss) before income tax benefit / (expense)	$22.7	$(69.6)	$(113.0)

Total income taxes allocated to operations are as follows:

	Year Ended January 31,
	2026	2025	2024
Current provision:
Federal	$—	$—	$—
State and local	(0.1)	(0.1)	—
Foreign	—	(0.2)	(0.2)
Total current provision	(0.1)	(0.3)	(0.2)
Deferred provision:
Federal	—	—	—
State and local	—	—	—
Foreign	—	—	—
Total deferred provision	—	—	—
Total income tax benefit / (expense)	$(0.1)	$(0.3)	$(0.2)

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	Year Ended January 31,
	2026	2025
Deferred tax assets:
Federal and state net operating loss carryforwards	$135.7	$171.5
Customer credits liability	1.7	1.6
Interest limitation	64.0	64.3
Fixed assets	4.3	4.3
Capitalized R&D expenses	21.2	16.4
Tax credits	6.3	6.8
Share-based compensation	0.4	0.6
Operating lease liability	11.1	12.5
Other	0.4	0.5
Total deferred tax assets	245.1	278.5
Less: valuation allowance	(237.1)	(269.6)
	8.0	8.9
Deferred tax liabilities:
Fixed assets	—	—
Operating lease right-of-use-asset	(8.0)	(8.9)
Total deferred tax liabilities	(8.0)	(8.9)

Net deferred tax assets	$—	$—

Provisions enacted in the One, Big, Beautiful Bill Act (“OBBBA”) on July 4, 2025 relating to research and experimental expenditures became effective for tax years beginning after December 31, 2024, and added Section 174A to the Internal Revenue Code of 1986, as amended (the “Code”). Under the updated guidance, domestic research and experimental expenditures may be deducted as incurred or capitalized and amortized over five years. In addition, taxpayers may elect under Section 59(e) to capitalize and amortize such expenditures. The Company has elected under Section 59(e) to capitalize and amortize domestic research and experimental expenditures over a ten year period. Foreign research and experimental expenditures continue to be capitalized and amortized over a 15-year period. The Company evaluated the impact of this legislation and determined that it did not have a material impact on its consolidated financial statements as the Company continues its existing method of capitalizing and amortizing such expenditures.

As of January 31, 2026, the Company had federal net operating loss tax carryforwards of $507.25 million. Approximately $7.8 million of the net operating loss carryforwards will expire at various times through 2038, while $499.45 million will not expire. In connection with the Company’s recapitalization transaction, the Company excluded certain income resulting from the cancellation of debt income under Section 108(a)(1)(B) of the Code. As a result of this exclusion, the Company’s net operating loss carryforwards were reduced pursuant to the attribute reduction rule under Section 108(b). Consequently, the Company’s net operating loss carryforwards as of January 31, 2026 have been adjusted accordingly to reflect this reduction.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

In general, under Sections 382 and 383 of the Code, and corresponding provisions of state law, an ownership change, generally defined as a significant change in equity ownership, may limit the Company’s ability to utilize net operating loss carryforwards and other tax attributes generated prior to the change. The Company previously completed a Section 382 analysis and concluded that an ownership change occurred in 2010; however, all net operating losses subject to that limitation were fully utilized in prior periods. The Company subsequently updated its Section 382 analysis through November 2025 and further determined that an additional ownership change occurred on October 28, 2025. As a result, net operating losses arising prior to that date are subject to annual limitations on utilization under Section 382, which may limit the amount of such net operating losses available to offset future taxable income. These limitations were considered in assessing the realizability of the Company’s deferred tax assets, and the Company has recorded a full valuation allowance against its U.S. deferred tax assets.

As of January 31, 2026 and 2025, the Company maintained a valuation allowance against all of its U.S. deferred tax assets since, in the judgment of management, the realization of these assets was not considered more likely than not. The net change in the total valuation allowance for the years ended January 31, 2026 and 2025 was a decrease of $32.5 million and an increase of $13.5 million, respectively.

The Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the year ended January 31, 2026, in accordance with ASU 2023-09:

	Year Ended January 31,
	2026
	Amount	Percent
US Federal Statutory Tax Rate	$(4.8)	21.00%
State and Local income taxes, net of federal income tax effect (1)	(0.1)	0.22%
Effects of Cross Border Tax Laws
GILTI Inclusion	(0.2)	1.06%
Tax Credits
R&D Credits	(0.5)	2.31%
Changes in Valuation Allowance	(13.6)	59.81%
Foreign Tax Effects:
Ireland tax rate differential	0.3	(1.21)%
Other	—	—%
NonTaxable or Nondeductible Items:
(Gain)/Loss on Debt Restructuring	20.2	(88.92)%
Nondeductible Compensation	(0.8)	3.33%
Nondeductible Stock Compensation	(0.5)	2.38%
Other	(0.2)	0.66%
Changes in Unrecognized Tax Benefits	0.1	(0.35)%
Effective Tax Rate	$(0.1)	0.29%
(1)State taxes in Texas made up the majority (greater than 50%) of the tax effect in this category.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the years ended January 31, 2025 and 2024:

	Year Ended January 31,
	2025	2024
Compute “expected” tax benefit	21.00%	21.00%
State income taxes, net of federal benefit	(0.13)%	(0.02)%
Nondeductible compensation	(1.69)%	(2.55)%
Share-based compensation	0.16%	(0.09)%
Current year change in valuation allowance	(19.24)%	(19.74)%
Other	(0.49)%	1.26%
Income tax benefit (expense)	(0.39)%	(0.14)%
The following table summarizes the unrecognized tax benefit activity for the periods indicated:

	Year Ended January 31,
	2026	2025	2024
Balance as of the beginning of the period	$1.2	$1.2	$0.9
Additions for tax positions of the current year	—	—	0.3
Additions for tax positions of prior years
Reductions for tax positions of prior years	(0.1)	—	—
Lapse of statute of limitations
Settlements
Balance as of the end of the period	$1.1	$1.2	$1.2

The amount of unrecognized tax benefits included on the Consolidated Balance Sheets as of January 31, 2026 and 2025 are $1.1 million and $1.2 million, respectively.

The Company is subject to United States federal and state taxation, as well as subject to taxation in Ireland. The Company may be subject to examination by the Internal Revenue Service (the “IRS”) and as of January 31, 2026, tax year 2022 and years filed thereafter remain open to examination. These examinations may result in proposed adjustments to the Company’s income tax liability or tax attributes with respect to years under examination as well as subsequent periods.

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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The following table sets forth total taxes paid, net of refunds received, by jurisdiction:

Year Ended January 31,
2026
Taxes Paid, net of refunds received:
State and Local:
Texas	$0.13
New York State	0.02
New York City	0.02
South Carolina	0.02
Philadelphia	0.02
Other	0.01
Total State and Local taxes paid, net of refunds received	0.22

Foreign:
Ireland	0.04

Total Taxes Paid, net of refund received	$0.26

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

11.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	January 31,	January 31,
	2026	2025
Revenue share payable	$11.5	$6.9
Accrued operating and general expenses	8.6	6.6
Accrued payroll related expenses	3.5	3.0
Accrued interest	2.8	—
Sales and other taxes	2.3	1.7
Short-term financing	0.4	1.4
Accrued expenses and other current liabilities	$29.1	$19.6
The borrowing rate for the short-term financing obligation was 8.00% and 5.50% as of January 31, 2026 and 2025, respectively.
12.Fair Value Measurements
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

As of January 31, 2026 and 2025, the carrying amounts of the Company’s cash and cash equivalents, current and noncurrent restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximated their estimated fair value due to their relatively short maturities.

The Company’s long-term debt is reported at carrying value on the Consolidated Balance Sheets. See “Note 9 – Long-Term Debt”. The Company estimates the fair value of its long-term debt using a Black-Derman-Toy (BDT) model based on the Company’s implied credit spread using the median of option adjusted spreads for similar financial instruments with similar credit ratings, and, as such, long-term debt is classified as Level 3 within the fair value hierarchy. As of January 31, 2026, the estimated fair value of the Company’s long-term debt approximates its principal amount.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

13.Stockholders’ Equity
Rights Offering

See “Note 4 - Recapitalization Transactions” and “Note 15 - Net Income (Loss) per Share Attributable to Common Stockholders” for information regarding the rights offering.

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

In connection with the closing of the Recapitalization Transactions, all outstanding shares of the Company’s Class B common stock were converted into shares of Class A common stock on a one-for-one basis, such that no shares of Class B common stock remain outstanding. See “Note 4 - Recapitalization Transactions” and “Note 14 — Share-based Compensation Plans” in the Notes to the Consolidated Financial Statements for more information.

Preferred Stock
Upon the IPO, the Company authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. No shares were issued or outstanding as of January 31, 2026.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

Warrants
As of January 31, 2026 and 2025, the Company had the following outstanding warrants:

Outstanding Warrants	Date Issued	Number of Shares	Class of Shares	Exercise Price (Per Warrant)	Fair Value at Issuance	Expiration Date
Equity classified:
TriplePoint	Nov-16	4,144	Common	$150.80	$0.3	Oct-26
TriplePoint	Jun-17	911	Common	150.80	0.1	Oct-26
TriplePoint	Sep-17	746	Common	150.80	0.1	Oct-26
TriplePoint	Jan-18	828	Common	150.80	0.1	Oct-26
TriplePoint	Apr-18	828	Common	150.80	0.1	Oct-26
TriplePoint	Nov-15	1,760	Common	340.77	0.2	Oct-26
TriplePoint	Jun-16	1,408	Common	340.77	0.2	Oct-26
TriplePoint	Sep-16	1,232	Common	340.77	0.1	Oct-26
CHS (US) Management LLC	Oct-21	19,717	Common	420.00	5.3	Oct-28
CHS (US) Management LLC	Jan-23	100,000	Common	100.00	6.9	Jan-30
		131,574			$13.4
As of January 31, 2026 and 2025, all outstanding warrants were equity-classified and recorded as additional paid-in capital. Equity-classified contracts are not subsequently remeasured unless reclassification is required from equity to liability classification.

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
14.Share-based Compensation Plans

2009 Stock Incentive Plan and 2019 Stock Incentive Plan

In 2009, the Company adopted its stock incentive plan (the “2009 Plan”) to grant equity to employees and service providers. In 2019, the Company adopted a new stock incentive plan (the “2019 Plan”) which replaced the 2009 Plan. The Company has granted RSUs and stock options, each of which is settleable in shares. Options are generally granted for a 10-year term, and generally vest and become fully exercisable over four years of service. While no shares are available for future issuance under the 2009 Plan or the 2019 Plan, they continue to govern outstanding equity awards granted thereunder. Outstanding awards granted under the 2009 Plan and 2019 Plan are exercisable for or settled in shares of Class A common stock. There are no outstanding RSUs under the 2009 Plan and 2019 Plan as of January 31, 2026. There will not be any further equity grants under the 2009 and 2019 Plans.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

Amended and Restated 2021 Incentive Award Plan

The Company's Amended and Restated 2021 Incentive Award Plan (the "2021 Plan") was adopted by the Board and approved by stockholders in October 2021 and became effective upon the effective date of the IPO. The 2021 Plan replaced the 2019 Plan and no further grants will be made under the 2019 Plan. The terms of equity awards granted under the 2021 Plan in the year ended January 31, 2022 were generally consistent with those granted under the 2019 Plan, as described above. RSUs granted under the 2021 Plan in the year ended January 31, 2022 generally vest over four years and do not have liquidity-based vesting conditions. RSUs granted under the 2021 Plan during the years ended January 31, 2026 and 2025 have a shorter vesting period of one to two years. There will not be any further equity grants under the 2021 Plan. See below for details of the Second Amended and Restated 2021 Incentive Award Plan.

Second Amended and Restated 2021 Incentive Award Plan

In October 2025, the Company’s stockholders approved the Second Amended and Restated 2021 Incentive Award Plan (the “Amended 2021 Plan”), which the Board approved in September 2025, to increase the number of shares of Class A common stock reserved for issuance thereunder by the number of shares equal to 18.3% of the shares of Class A common stock outstanding immediately prior to the closing of the Recapitalization Transactions and extend the expiration date to the tenth anniversary of the closing date, October 28, 2035. As of January 31, 2026, there were 5,735,226 shares of Class A common stock available for issuance under the Amended 2021 Plan. The PSU awards have been included assuming payout at target level. There will not be any further equity grants of Class B common stock. Shares of Class B common stock are not available for issuance under the Amended 2021 Plan.
The grant date fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The option pricing model considers several variables and assumptions in estimating the fair value of share-based awards. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. There were no stock options granted during the years ended January 31, 2026, 2025, and 2024.

Stock Options
Stock option activity during the period indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balances as of January 31, 2025	33,538	$160.84	3.88	$—
Granted	—	—
Exercised	—	—
Forfeited	(21,449)	152.50
Balances as of January 31, 2026	12,089	$175.64	2.55	$—
Exercisable as of January 31, 2026	12,081	$175.64	2.54	$—
There were no options exercised during the years ended January 31, 2025 and 2024.

As of January 31, 2026, unrecognized compensation cost related to stock options granted was immaterial and is expected to be recognized over a weighted average period of 1.9 years.

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

The Company currently uses authorized and unissued shares to satisfy the exercise of stock option awards.
RSUs
RSUs activity during the period indicated is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of January 31, 2025	333,899	$22.20
Granted	2,365,444	8.29
Vested/Released	(235,054)	22.75
Forfeited	(120,784)	17.37
Unvested and outstanding as of January 31, 2026	2,343,505	$8.38
The weighted average grant date fair values of RSUs granted for the years ended January 31, 2025 and 2024 were $8.45 and $49.80 per share, respectively.

As of January 31, 2026, there was $11.5 million of unrecognized compensation cost related to RSUs granted that is expected to be recognized over a weighted average period of 3.7 years. Of the total unrecognized compensation cost, an immaterial amount related to RSUs granted as a result of the option exchange.

Performance RSUs
PSU awards require the achievement of certain performance targets established by the Company’s Board of Directors during a three-year performance period. PSU awards vest following the last day of the performance period, subject to continued employment through such date. Share-based compensation expense is recognized based on the Company’s best estimate of expected performance.

During the year ended January 31, 2026, the Company’s Board of Directors approved 2,206,540 PSU awards for employees. These awards were not deemed granted during the year ended January 31, 2026 as the performance targets have not been established. There were no PSU awards granted prior to fiscal year 2025. The Company recognized no share-based compensation expense for the PSU awards during the year ended January 31, 2026 and excluded them from the calculation of weighted-average shares used in computing diluted net income (loss) per share although they are potentially dilutive as the performance targets have not been established or met. The PSU awards may vest up to 200% of the number of awards granted based on the achievement of performance targets.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

Share-Based Compensation Summary
The classification of share-based compensation for the years ended January 31, 2026, 2025 and 2024, respectively, presented within each line item of the Consolidated Statements of Operations is as follows:

	Year Ended January 31,
	2026	2025	2024
Technology	$0.8	$1.9	$5.5
Marketing	—	0.1	0.2
General and administrative	3.4	7.7	20.5
Total share-based compensation	$4.2	$9.7	$26.2
The Company recognized $2.4 million of incremental share-based compensation expense in General and administrative expenses during the year ended January 31, 2024 due to equity award modifications related to the transition of the Chief Financial Officer role.

The Company recognized $0.7 million and $1.6 million of share-based compensation expense during the years ended January 31, 2026 and 2025, respectively, on the RSUs granted as a result of the option exchange discussed above.
15.Net Income (Loss) per Share Attributable to Common Stockholders
The Company computes net income (loss) per share attributable to common stockholders under the two-class method required for multiple classes of common stock and participating securities. The rights of the Class A common stock and Class B common stock were substantially identical, other than voting rights. Accordingly, the net income (loss) per share attributable to common stockholders will be the same for Class A and Class B common stock on an individual or combined basis. The dilutive effect of the Company’s securities was calculated using the treasury stock method. As discussed above, the Company completed a rights offering in October 2025. As the exercise price for the rights offering was lower than the Company’s stock price, the rights offering contained a bonus element similar to a stock dividend. The Company adjusted the weighted-average shares used in computing net income (loss) per share for all periods presented to reflect the bonus element. The Company’s computation of weighted-average shares also reflects the 26,175,193 shares issued to the Company’s lender in exchange for debt for the period as of and following the completion of the Recapitalization Transactions. See “Note 4 - Recapitalization Transactions” for additional information.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	Year Ended January 31,
	2026	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$22.6	$(69.9)	$(113.2)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	11,961,285	3,967,937	3,591,538
Dilutive effect of options, warrants and RSUs	36,208	—	—
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	11,997,493	3,967,937	3,591,538
Net income (loss) per share attributable to common stockholders, basic	$1.89	$(17.62)	$(31.52)
Net income (loss) per share attributable to common stockholders, diluted	$1.88	$(17.62)	$(31.52)
The following potentially dilutive outstanding securities based on amounts outstanding at each period end were excluded from the computation of diluted income (loss) per share attributable to common stockholders because including them would have been anti-dilutive:

	Year Ended January 31,
	2026	2025	2024

Stock options	12,089	33,538	42,613
Common stock warrants	131,574	131,574	131,574
RSUs	2,263,878	333,899	404,965
Total	2,407,541	499,011	579,152
16.Related Party Transactions
As of January 31, 2026, the Company had outstanding long-term debt, net of $156.6 million with the Investor Group. The debt is presented as Long-term debt, net on the Consolidated Balance Sheets. The Investor Group held 85% of the voting power of the Company’s outstanding Class A Common Stock as of January 31, 2026. Under the terms of the New Credit Agreement, the Company will not recognize any interest expense on the $110.0 million of term loans held by the original lender between the transaction date and the maturity of the debt. The Company recognized a nominal amount of interest expense related to the $10.0 million of new term loans held by other members of the Investor Group during the year ended January 31, 2026. On January 28, 2026, the Company entered into the First Amendment. The First Amendment removed the minimum liquidity maintenance covenant. See “Note 4 - Recapitalization Transactions” and “Note 9 - Long-Term Debt” for additional information.
17.Commitments and Contingencies

See “Note 2 - Summary of Significant Accounting Policies” for information regarding the Company’s restricted cash balances.

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

The Company had the following non-cancelable minimum purchase commitments related to technology services as of January 31, 2026:

Commitment
Fiscal year:
2026	$6.4
2027	4.2
Commitments as of January 31, 2026	$10.6

The Company made purchases under minimum purchase commitments related to technology services of $2.7 million and $0.6 million during the years ended January 31, 2026 and 2025, respectively.

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

RENT THE RUNWAY, INC. Notes to Consolidated Financial Statements

(Dollars in millions, except share and per share amounts)

On November 14, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the Eastern District of New York against the Company, certain of its officers and directors, and the underwriters of its IPO, entitled Rajat Sharma v. Rent the Runway, Inc., et al. 22-cv-6935 (the “Securities Action”). The complaint alleges that the defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), by making allegedly materially misleading statements, and by omitting material facts necessary to make the statements made therein not misleading concerning, inter alia, the Company’s growth at the time of the IPO. The lawsuit seeks, among other things, compensatory damages, an award of attorneys’ fees and costs and such other relief as deemed just and proper by the Court. On June 8, 2023, the Court appointed Delaware Public Employees’ Retirement System and Denver Employees Retirement Plan as lead plaintiffs. On August 21, 2023, lead plaintiffs filed an amended complaint against the Company, certain of its officers and directors, and the underwriters of its IPO. The amended complaint alleges that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act by allegedly making certain false and misleading statements, and by omitting material facts necessary to make the statements made therein not misleading, concerning, among other things, the Company’s growth prospects and fulfillment costs at the time of the IPO. The lawsuit seeks an award of damages, attorney’s fees and costs, and such other relief as the Court deems just and proper. All defendants moved to dismiss the amended complaint, with the motion fully briefed as of February 23, 2024. On September 25, 2024, the Court issued an order granting in part and denying in part defendants’ motion to dismiss, dismissing the claims based on the Company’s growth prospects statements but allowing certain other claims to proceed. On October 9, 2024, defendants moved for reconsideration of the September 25, 2024 order and/or for certification under 28 U.S.C. § 1292(b), which motion was fully submitted as of October 30, 2024. In response to an application filed by defendants on November 19, 2024, on November 20, 2024, the Court issued an order adjourning defendants’ deadline to file an answer to the amended complaint sine die. On May 16, 2025, the Court issued an order granting Defendants’ motion to extend the time to answer the amended complaint until after the motion for reconsideration is resolved. The Court also determined that a phased approach to discovery was appropriate so as to permit the exchange of “key documents” and to promote the preservation of documents and evidence and directed the parties to submit a proposed initial discovery plan, which they did. The Court approved the initial discovery plan on June 3, 2025. On September 12, 2025, the Court issued an order granting in part and denying in part defendants’ motion for reconsideration, dismissing all remaining claims except those based on fulfillment costs. Following the order, defendants filed their answers to the amended complaint on October 6, 2025. On October 16, 2025, defendants requested, per the Court’s rules, a pre-motion conference in connection with their anticipated motion for judgment on the pleadings, which plaintiffs opposed. On October 24, 2025, the Court ordered briefing on defendants’ motion for judgment on the pleadings. On November 12, 2025, plaintiffs filed a letter motion seeking an order allowing discovery to proceed during the pendency of defendants’ motion for judgment on the pleadings, which defendants opposed on November 21, 2025. On December 3, 2025, the Court issued an order directing a limited “second phase” of discovery to proceed pending the outcome of defendants’ motion for judgment on the pleadings, focusing on a limited category of information appropriately cabined by the scope of plaintiffs’ remaining claims. On February 17, 2026, the parties submitted a joint letter to the court concerning plaintiffs’ request for further discovery. On March 3, 2026, the court issued an order requiring that, by March 31, 2026, the Company produce those documents it proposed to produce as part of the “second phase” discovery and rejected plaintiffs’ request for additional documents. The Company completed production of “second phase” documents on March 31, 2026. The Company intends to vigorously defend itself against these claims. The Company believes it has meritorious defenses to the claims asserted in the amended complaint and any liability for such claims is not currently probable and the potential loss or range of loss is not reasonably estimable.

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
18.Subsequent Events
On April 1, 2026, the Company entered into the Second Amendment to the New Credit Agreement. The Second Amendment provides the Company with the ability to capitalize interest in lieu of cash payments until May 3, 2027.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of January 31, 2026 because of the material weaknesses in our internal control over financial reporting described below.
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

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2026, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of January 31, 2026, our internal control over financial reporting was not effective due to the existence of material weaknesses described below.

We identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of January 31, 2026, these material weaknesses remain unremediated.
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
During fiscal year 2025, we have established a comprehensive framework for our IT general controls and have substantially completed the design of these controls across our key financial systems.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On January 12, 2026, Andrew Rau, Chief Supply Chain Officer, canceled his Rule 10b5-1 trading plan. No trades were executed under the plan.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference from our Proxy Statement for the 2026 Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the SEC within 120 days of the year ended January 31, 2026.
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

3. Exhibits

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing date

3.1	Twelfth Amended & Restated Certificate of Incorporation	8-K	001-40958	3.1	10/29/2021
3.2	Certificate of Amendment to Twelfth Amended & Restated Certificate of Incorporation	8-K	001-40958	3.1	04/02/2024

3.3	Second Amended & Restated Bylaws	8-K	001-40958	3.1	10/28/2025
4.1	Specimen Class A common stock certificate	S-1	333-260027	4.1	10/04/2021
4.2	Eighth Amended and Restated Investors’ Rights Agreement (the “IRA”) by and among the Company and certain of its stockholders, dated April 30, 2020, as amended by that amendment No. 1 to the IRA, dated October 26, 2020 and that amendment No. 2 to the IRA, dated April 30, 2021	S-1	333-260027	4.2	10/04/2021
4.3	Description of Capital Stock					*
10.1+	2009 Stock Incentive Plan	S-1/A	333-260027	10.2	10/18/2021
10.2	2019 Stock Incentive Plan	S-1/A	333-260027	10.5	10/18/2021
10.3+	Amended and Restated 2021 Incentive Award Plan	S-1/A	333-260027	10.9	10/22/2021
10.4+	Second Amended and Restated 2021 Incentive Award Plan	S-8	33-291155	99.1	10/29/2025
10.5+	First Amendment to Second Amended and Restated 2021 Incentive Award Plan	S-8	33-291155	99.2	12/15/2025
10.6+	Form of Indemnification Agreement between the Company and each of its directors and executive officers	S-1/A	333-260027	10.1	10/18/2021

10.7+	Non-Employee Director Compensation Program					*

10.8+	2021 Employee Stock Purchase Plan	S-1/A	333-260027	10.14		10/22/2021

10.9+	Offer Letter between the Company and Sarah Tam, dated January 12, 2015	10-Q	001-40958	10.1		06/06/2025
10.10+	Amended and Restated Employment Agreement, by and between the Company and Jennifer Y. Hyman, dated October 5, 2021	S-1/A	333-260027	10.15		10/18/2021
10.11+	Amendment to Amended and Restated Employment Agreement by and between the Company and Jennifer Y. Hyman, dated May 18, 2022	10-Q	001-40958	10.1		6/10/2022
10.12+	Amendment to Amended and Restated Employment Agreement by and between the Company and Jennifer Y. Hyman, dated February 25, 2025	10-K	001-40958	10.17		4/15/2025
10.13X	Amendment to Amended and Restated Employment Agreement, by and between Rent the Runway, Inc. and Jennifer Hyman, dated August 20, 2025	S-1/A	333-290358	10.38		09/29/2025
10.14	Stockholders Agreement, dated October 29, 2021, by and among the Company, Jennifer Y. Hyman, entities affiliated with Bain Capital Ventures and entities affiliated with Highland Capital Partners and certain related parties	8-K	001-40958	10.1		10/29/2021
10.15†X	Lease, dated as of July 7, 2014 as amended by the certain Lease Modification Agreements, dated April 28, 2020 and August 9, 2020, each by and between Hartz Metro Leasehold I LLC and the Company.	S-1	333-260027	10.21		10/04/2021
10.16†X	Industrial Lease, dated March 31, 2018, as amended by that certain First Amendment to Industrial Lease, dated August 31, 2020, by and between CPF BARDIN JV LP and the Company.	S-1	333-260027	10.23		10/04/2021
10.17†X	Lease, dated as of April 1, 2019, as amended by that certain First Amendment of Lease, dated December 10, 2020, by and between 10 Jay Master Tenant LLC and the Company.	S-1	333-260027	10.24		10/04/2021
10.18†	Partial Termination and Second Amendment of Lease, dated February 16, 2022, by and between 10 Jay Master Tenant LLC and the Company.	10-K	001-40958	10.27		4/14/2022
10.19+	Form of Retention Bonus Letter	10-Q	001-40958	10.1	10.1	12/06/2023	45266
10.20+	Offer Letter Amendment, between the Company and Siddharth Thacker, dated April 11, 2023	8-K	001-40958	10.1		4/12/2023
10.21†	Third Lease Modification, dated as of January 29, 2024 by and between Hartz Metro Leasehold I LLC and the Company.	10-K	001-40958	10.32		4/11/2024
10.22+	Amended and Restated Executive Severance Plan	10-K	001-40958	10.33		4/11/2024
10.23+	Transaction Bonus Plan	8-K	001-40958	10.1		5/21/2024
10.24+	Amendment No. 1 to Rent the Runway, Inc. Transaction Bonus Plan	10-Q	001-40958	10.1		9/12/2025
10.25+	Amendment No. 2 to Rent the Runway, Inc. Transaction Bonus Plan	8-K	001-40958	10.5		8/21/2025
10.26	Exchange Agreement, dated August 20, 2025, by and between Rent the Runway, Inc. and CHS US Investments LLC	8-K	001-40958	10.1		8/21/2025

10.27	Investor Rights Agreement, dated August 20, 2025, by and among Rent the Runway, Inc., CHS US Investments LLC, Gateway Runway, LLC, S3 RR Aggregator, LLC and entities affiliated with Jennifer Hyman	8-K	001-40958	10.2	8/21/2025
10.28	Rights Offering Backstop Agreement, dated August 20, 2025, by and among Rent the Runway, Inc. and CHS US Investments LLC, Gateway Runway, LLC and S3 RR Aggregator, LLC	8-K	001-40958	10.3	8/21/2025
10.29	Executive Chair Letter, by and between Rent the Runway, Inc. and Dhiren Fonseca	10-Q	001-40958	10.7	12/12/2025
10.30	Amended and Restated Credit Agreement, dated October 28, 2025, by and among Rent the Runway, Inc., as borrower, CHS (US) Management LLC, as administrative agent, and CHS US Investments LLC, Gateway Runway, LLC and S3 RR Aggregator, LLC, as lenders	8-K	001-40958	10.1	10/28/2025
10.31	First Amendment to Amended and Restated Credit Agreement, dated January 28, 2026, by and among the Company, CHS (US) Management LLC, as the administrative agent, and the lenders party thereto	8-K	001-40958	10.1	2/3/2026
10.32+	Consulting Services Agreement, between the Company and Teri Bariquit, dated November 1, 2025					*
10.33+	Form of Performance Stock Unit Award (Second Amended and Restated 2021 Incentive Award Plan) (Hyman)					*
10.34+	Form of Restricted Stock Unit Award (Second Amended and Restated 2021 Incentive Award Plan) (Hyman)					*
10.35+	Form of Performance Stock Unit Award (Second Amended and Restated 2021 Incentive Award Plan) (Executive)					*
10.36+	Form of Restricted Stock Unit Award (Second Amended and Restated 2021 Incentive Award Plan) (Executive)					*
10.37+	Form of Restricted Stock Unit Award (Second Amended and Restated 2021 Incentive Award Plan) (Non-Employee Director)					*
10.38+	Employment Agreement between Rent the Runway, Inc. and Dhiren Fonseca, dated February 24, 2026					*
10.39+	Form of Performance Stock Unit Award (Second Amended and Restated 2021 Incentive Award Plan) (Fonseca)					*
10.40+	Form of Restricted Stock Inducement Award (Fonseca)	S-8	33-291155	99.1	2/27/2026
10.41+	Form of Performance Stock Unit Award Amendment (Second Amended and Restated 2021 Incentive Award Plan (Executive)					*
10.42+	Thacker One-Time Bonus Letter, dated March 20, 2026					*
10.43+	Tam One-Time Bonus Letter, dated March 23, 2026					*

10.44	Second Amendment to Amended and Restated Credit Agreement, dated April 1, 2026, by and among the Company, CHS (US) Management LLC, as the administrative agent, and the lenders party thereto	8-K	001-40958	10.1	4/6/2026
19.1	Insider Trading Policy	10-K	001-40958	19.1	4/15/2025
21.1	List of subsidiaries					*
23.1	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation					*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith
** Furnished herewith
+ Indicates management contract or compensatory plan.
† Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item (601)(b)(10) because the omitted information (i) is not material and (ii) is treated as confidential by the Company.
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

RENT THE RUNWAY, INC.

Date: April 14, 2026	By:	/s/ Jennifer Y. Hyman
Jennifer Y. Hyman
Co-Founder, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jennifer Y. Hyman	Co-Founder, Chief Executive Officer, President and Director (Principal Executive Officer)	April 14, 2026
Jennifer Y. Hyman

/s/ Siddharth Thacker	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 14, 2026
Siddharth Thacker

/s/ Dhiren Fonseca	Executive Chairman and Director	April 14, 2026
Dhiren Fonseca

/s/ Teri Bariquit	Director	April 14, 2026
Teri Bariquit

/s/ Peter Comisar	Director	April 14, 2026
Peter Comisar

/s/ Damian Giangiacomo	Director	April 14, 2026
Damian Giangiacomo

/s/ Daniel Rosensweig	Director	April 14, 2026
Daniel Rosensweig