Form 10-Q
period 2026-04-30
Rent the Runway, Inc.
filed 2026-06-03
CIK 1468327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No ☒
The registrant had outstanding 33,586,429 shares of Class A common stock and 0 shares of Class B common stock as of May 29, 2026.

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
•Failure to successfully recruit a permanent CEO and CFO and manage these leadership transitions could materially adversely affect our business.
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
•We rely on the experience and expertise of our senior management team, key technical and strategic employees and hourly personnel.
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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aims,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding the anticipated benefits of the Recapitalization Transactions, our future results of operations and financial position, industry and business trends, share-based compensation, business strategy and initiatives, including rental product acquisition, availability and quality initiatives, leadership transitions, AI initiatives, business plans, promotional and marketing strategy, impacts from our cost-savings initiatives, anticipated future expenditures, product acquisition expectations, compliance with our debt covenants, market growth and our objectives for future operations.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report for the quarter ended April 30, 2026. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

Part I - Financial Information
Item 1. Financial Statements

RENT THE RUNWAY, INC. Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts, unaudited)

	April 30,	January 31,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$37.1	$50.4
Restricted cash, current	4.0	4.5
Prepaid expenses and other current assets	13.6	11.8
Total current assets	54.7	66.7
Restricted cash	4.2	4.2
Rental product, net	91.6	86.0
Fixed assets, net	23.3	24.0
Intangible assets, net	1.9	2.0
Operating lease right-of-use assets	28.4	29.3
Other assets	8.6	8.8
Total assets	$212.7	$221.0
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$13.4	$9.9
Accrued expenses and other current liabilities	32.8	29.1
Deferred revenue	14.5	12.0
Customer credit and gift card liabilities	6.4	6.6
Operating lease liabilities	5.7	5.6
Total current liabilities	72.8	63.2
Long-term debt, net	157.1	156.6
Operating lease liabilities	34.3	35.7
Other liabilities	1.8	1.6
Total liabilities	266.0	257.1
Commitments and Contingencies (Note 14)
Stockholders’ equity (deficit)
Class A common stock, $0.001 par value; 300,000,000 shares authorized as of April 30, 2026 and January 31, 2026; 33,464,771 and 33,390,904 shares issued and outstanding as of April 30, 2026 and January 31, 2026, respectively	—	—
Class B common stock, $0.001 par value; 50,000,000 shares authorized as of April 30, 2026 and January 31, 2026; 0 shares issued and outstanding as of April 30, 2026 and January 31, 2026	—	—
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of April 30, 2026 and January 31, 2026; 0 shares issued and outstanding as of April 30, 2026 and January 31, 2026	—	—
Additional paid-in capital	1,066.0	1,064.3
Accumulated deficit	(1,119.3)	(1,100.4)
Total stockholders’ equity (deficit)	(53.3)	(36.1)
Total liabilities and stockholders’ equity (deficit)	$212.7	$221.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Operations
(In millions, except share and per share amounts, unaudited)

	Three Months Ended April 30,
	2026	2025
Revenue:
Subscription and Reserve rental revenue	$77.7	$62.0
Other revenue	12.2	7.6
Total revenue, net	89.9	69.6
Costs and expenses:
Fulfillment	23.6	20.4
Technology	9.4	9.6
Marketing	8.0	8.6
General and administrative	23.4	20.7
Rental product depreciation and revenue share	43.0	27.3
Other depreciation and amortization	2.2	2.7
Total costs and expenses	109.6	89.3
Operating loss	(19.7)	(19.7)
Interest income / (expense), net	(0.3)	(6.3)
Other income / (expense), net	1.1	0.1
Net loss before income tax benefit / (expense)	(18.9)	(25.9)
Income tax benefit / (expense)	—	(0.2)
Net loss	$(18.9)	$(26.1)
Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(6.26)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	33,423,930	4,168,053
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of January 31, 2026	33,390,904	$—	$1,064.3	$(1,100.4)	$(36.1)
Stock issued under stock incentive plan	28,509	—	—	—	—
Stock issued related to the ATM offering, net of issuance costs	45,358	—	0.2	—	0.2
Share-based compensation expense	—	—	1.5	—	1.5
Net loss	—	—	—	(18.9)	(18.9)
Balances as of April 30, 2026	33,464,771	$—	$1,066.0	$(1,119.3)	$(53.3)

Balances as of January 31, 2025	3,916,932	$—	$940.5	$(1,123.0)	$(182.5)
Stock issued under stock incentive plan	64,563	—	—	—	—
Share-based compensation expense	—	—	1.5	—	1.5
Net loss	—	—	—	(26.1)	(26.1)
Balances as of April 30, 2025	3,981,495	$—	$942.0	$(1,149.1)	$(207.1)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Three Months Ended April 30,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(18.9)	$(26.1)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Rental product depreciation and write-offs	10.2	10.3
Write-off of rental product sold	3.6	2.9
Other depreciation and amortization	2.2	2.7
Proceeds from rental product sold	(6.4)	(4.9)
(Gain) / loss from liquidation of rental product	0.2	(0.2)
Accrual of paid-in-kind interest	2.7	—
Amortization of debt (premium) discount	(2.2)	6.9
Share-based compensation expense	1.5	1.5
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1.8)	0.2
Operating lease right-of-use assets	0.9	0.7
Other assets	0.2	(0.8)
Accounts payable, accrued expenses and other current liabilities	2.8	13.4
Deferred revenue and customer credit liabilities	2.3	2.4
Operating lease liabilities	(1.3)	(1.1)
Other liabilities	0.2	0.4
Net cash (used in) provided by operating activities	(3.8)	8.3
INVESTING ACTIVITIES
Purchases of rental product	(15.2)	(19.3)
Proceeds from liquidation of rental product	0.4	0.9
Proceeds from sale of rental product	6.4	4.9
Purchases of fixed and intangible assets	(1.4)	(1.2)
Net cash (used in) provided by investing activities	(9.8)	(14.7)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	0.2	—
Other financing payments	(0.4)	(0.7)
Net cash (used in) provided by financing activities	(0.2)	(0.7)
Net (decrease) increase in cash and cash equivalents and restricted cash	(13.8)	(7.1)
Cash and cash equivalents and restricted cash at beginning of period	59.1	86.5
Cash and cash equivalents and restricted cash at end of period	$45.3	$79.4
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Three Months Ended April 30,
	2026	2025
Supplemental Cash Flow Information:
Cash payments (receipts) for:
Interest paid on loans	$2.8	$—
Fixed operating lease payments, net	2.9	2.8
Fixed assets and intangibles received in the prior period	0.2	—
Rental product received in the prior period	1.6	2.7
Non-cash financing and investing activities:
Purchases of fixed assets and intangibles not yet settled	$0.2	$—
Purchases of rental product not yet settled	6.4	11.3
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
2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company adjusted the weighted-average shares used in computing net loss per share for all periods presented in the Condensed Consolidated Statements of Operations to reflect the bonus element from the rights offering completed in October 2025. See “Note 12 - Net Loss per Share Attributable to Common Stockholders” for additional information.
The unaudited interim condensed consolidated financial statements and related disclosures have been prepared by management on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary for a fair statement of the results for the interim periods presented.
The results for the three months ended April 30, 2026 are not necessarily indicative of the operating results expected for the year ending January 31, 2027 or any future period. The condensed consolidated balance sheet as of January 31, 2026 is derived from the audited consolidated financial statements. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, the unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended January 31, 2026, which can be found in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2026.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience, market conditions, and on various other assumptions that are believed to be reasonable. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful life and salvage value of rental product, incremental borrowing rate to determine lease liabilities, valuation of share-based compensation, and recoverability of long-lived assets.
As of April 30, 2026, the effects of the macroeconomic environment on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
Concentrations of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash investments with high credit quality financial institutions. The Company believes no significant credit risk exists with respect to these financial instruments.
No single customer accounted for more than 5% of the Company’s revenue during the three months ended April 30, 2026 and 2025.
Fair Value Measurements and Financial Instruments
Fair value accounting is applied for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements. These measurements are conducted on an ongoing basis, at least annually. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Cash, Cash Equivalents and Restricted Cash
The Company had restricted cash balances for cash collateralized standby letters of credit as of April 30, 2026 and January 31, 2026 of $8.2 million and $8.7 million, respectively, primarily to satisfy security deposit requirements on its leases, as well as for rental product purchases and credit card transactions.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s Condensed Consolidated Balance Sheets, which sum to the total of the same amounts shown in the Company’s Condensed Consolidated Statements of Cash Flows (in millions):

	April 30,	January 31,
	2026	2026
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$37.1	$50.4
Restricted cash, current	4.0	4.5
Restricted cash, noncurrent	4.2	4.2
Total cash and cash equivalents and restricted cash	$45.3	$59.1
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
Once it is no longer considered rentable, rental product in a sellable condition is classified as held for sale and written down to salvage value. The value of rental product held for sale as of April 30, 2026 and January 31, 2026 was $1.5 million and $1.8 million, respectively. The accelerated depreciation related to rental product held for sale was $0.7 million and $1.5 million for the three months ended April 30, 2026 and 2025, respectively. The accelerated depreciation is presented on the condensed consolidated statements of operations within Rental product depreciation and revenue share.
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
The purchases of rental product as well as the proceeds from the sale and liquidation of rental product are classified as cash flows from investing activities on the condensed consolidated statements of cash flows because the predominant activity of the rental product purchased is to generate rental revenue and such classification is consistent with the classification of long-term asset activity. Proceeds from the sale of rental product were $6.4 million and $4.9 million for the three months ended April 30, 2026 and 2025, respectively. Proceeds from the liquidation of rental product, net of costs to sell, were $0.4 million and $0.9 million for the three months ended April 30, 2026 and 2025, respectively.
Revenue Recognition
Subscription and a-la-carte rental fees (“Subscription and Reserve rental revenue”) are recognized in accordance with Leases, Topic 842 (“ASC 842”). Other revenue, primarily related to the sale of rental product, is recognized under Revenue from Contracts with Customers, Topic 606 (“ASC 606”) at the date of delivery of the product to the customer. Other revenue represented 14% and 11% of total revenue for the three months ended April 30, 2026 and 2025, respectively. Sales of rental product to customers within Other revenue represented 13% and 11% of total revenue for the three months ended April 30, 2026 and 2025, respectively.

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
The Company issued gift cards and customer credits during the three months ended April 30, 2026 and the years ended January 31, 2026 and 2025. In the year ended January 31, 2026, the Company modified its arrangement with its third-party gift card partner. Under the current model, the partner maintains the legal obligation to the holder and holds the associated cash until the customer applies the gift card to their Rent the Runway account. Upon application, the gift card is converted into a customer credit, at which point the Company recognizes a liability and corresponding receivable from the partner. In the year ended January 31, 2025, the Company operated under a different model with the same third-party gift card partner where the Company received cash and recognized a liability at the time of gift card issuance. The gift cards issued during the three months ended April 30, 2026 and the years ended January 31, 2026 and 2025 were immaterial to the Company’s condensed consolidated financial statements. Upon redemption of the gift card or credit, revenue is recognized in line with the customer’s rental or item purchase. The Company’s gift card liability and customer credit liability are presented within Customer credit and gift card liabilities on the Condensed Consolidated Balance Sheets. During the three months ended April 30, 2026, $0.5 million of credits included in the customer credit liability as of January 31, 2026 were redeemed. Gift cards and customer credits do not have expiration dates. Over time, a portion of these instruments is not redeemed. The Company recognizes breakage income related to these instruments based on the redemption pattern method. The Company continues to maintain the full liability for the unredeemed portion of the gift cards and credits when the Company has any legal obligation to remit such credits to government authorities in relevant jurisdictions.
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
The Company accrues for credits and refunds issued subsequent to the balance sheet date that relate to rentals prior to the balance sheet date. These amounts were not material as of April 30, 2026 and January 31, 2026.
Other Revenue
Other revenue consists primarily of revenue from the sale of rental product. The Company recognizes revenue from the sale of rental product in accordance with ASC 606. Sale of rental product occurs when a customer purchases rental product at a discounted price, calculated as a percentage of retail value. Payment is due upon order confirmation and there is no financing component. The single performance obligation associated with rental product sales is generally satisfied upon delivery of the rental product to the customer. The Company does not have any material contractual receivables, assets or liabilities with respect to other revenue as of April 30, 2026 and January 31, 2026.
From time to time, other revenue may include revenue generated from pilots and other growth initiatives which may cause quarterly fluctuations in the Other revenue line.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Share-Based Compensation
The Company recognizes all employee share-based compensation as an expense in the condensed consolidated financial statements. Equity classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service period of the award. Determining the fair value of options at the grant date requires judgment, including the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividend yield. The fair value of common stock is based on the closing price of the common stock on the date of grant as reported on Nasdaq. Upon grant of awards, the Company also estimates an amount of forfeitures that will occur prior to vesting. There were no stock options granted during the three months ended April 30, 2026 and 2025.

The Company has granted two types of restricted stock units denominated in shares of Class A common stock: RSUs which vest upon satisfaction of time-based service conditions and performance-based RSUs (“PSUs”) which will vest upon satisfaction of time-based service and performance-based conditions. We also grant certain PSUs to certain executives which also include market-based conditions. The Company records share-based compensation expense for these RSUs on a straight-line basis over the requisite service period. Stock-based compensation expense for PSUs with performance-based conditions, expense will be recognized based on estimated performance against established performance targets and revisions will be recorded as a cumulative adjustment to earnings in the period of the revision. For PSUs with market-based conditions, the grant date fair value is determined using a valuation model that incorporates the probability of achieving the market condition, and expense is recognized over the requisite service period. The Company also estimates an amount of forfeitures that will occur prior to vesting. See “Note 11 - Share-based Compensation Plans” for a description of the accounting for share-based awards.
Interest Income and Expense
Interest income and expense consist primarily of interest on the Company’s debt facility, debt discount (premium) amortization, and financing lease interest expense offset by interest income earned. The Company recognized interest and debt discount (premium) amortization expense of $0.5 million and $7.0 million during the three months ended April 30, 2026 and 2025, respectively.
Interim Impairment Evaluation
During the three months ended April 30, 2026 and year ended January 31, 2026, the Company concluded a triggering event had occurred during the first quarter of fiscal year 2026 and fiscal year 2025 due to a decline in the Company’s stock price. For the three months ended April 30, 2026 and year ended January 31, 2026, the Company performed a quantitative assessment and concluded the undiscounted cash flows expected to be generated by the use and/or eventual disposition of the Company’s long-lived assets exceeded their carrying values. Therefore, no impairment was recognized for the three months ended April 30, 2026 and year ended January 31, 2026.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Recently Issued and Adopted Accounting Pronouncements
Recently Issued Accounting Pronouncements

Interim Reporting (Topic 270): Narrow Scope Improvements

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements, to improve the navigability of required interim disclosures and clarify when the guidance is applicable. The amendments provide additional guidance on what disclosures should be provided in interim reporting periods and adds a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2028, and early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statement disclosures.

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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
3.Liquidity
The Company has incurred net losses from operations of $(18.9) million for the three months ended April 30, 2026. The Company has incurred significant recurring net operating losses since inception and has an accumulated deficit of $(1,119.3) million as of April 30, 2026. The Company has historically relied on debt and equity financing to fund its operations. The Company’s principal sources of liquidity are existing cash and cash equivalents and cash flows from operating activities. There is no remaining borrowing availability under the Company’s New Credit Agreement, as defined below. The Company’s cash flows (used in) provided by operations for the three months ended April 30, 2026 were $(3.8) million compared to $8.3 million for the three months ended April 30, 2025. Cash out flows from investing activities for the three months ended April 30, 2026 were $(9.8) million compared to $(14.7) million for the three months ended April 30, 2025. As of April 30, 2026, the Company held cash and cash equivalents of $37.1 million and long-term debt of $157.1 million with a maturity date in October 2029.
The Company experienced net operating losses for the last three years and an increase in such losses during the year ended January 31, 2026 as compared to the year ended January 31, 2025. The Company also experienced positive cash flows from operations in fiscal years 2025 and 2024, though it continued to have cash outflows related to its investing activities. The increase in cash flows (used) in investing activities during the year ended January 31, 2026 as compared to the year ended January 31, 2025 was due to a strategic, intentional increase in its investment in rental product purchases, inclusive of additional units, from multiple acquisition channels for fiscal year 2025. To the extent the Company is impacted by macroeconomic trends, or other factors, including, but not limited to, lower demand for our business, increased rental product spend, or tariffs, the Company plans to preserve liquidity by reducing fixed and variable costs, which may include additional reductions to labor, operating expenses, and/or capital expenditures. However, these actions may not provide sufficient incremental liquidity to fund the Company’s long-term obligations.

See “Note 6 - Long-Term Debt” for a description of the Company’s Recapitalization Transactions completed in October 2025. On January 28, 2026, the Company entered into the First Amendment to the New Credit Agreement which permanently removed the minimum liquidity maintenance covenant. The Second Amendment was executed on April 1, 2026 and provides the Company with the ability to capitalize interest in lieu of cash payments until May 3, 2027. The Company expects that its existing resources and future cash flows from operations and cash and cash equivalents, will provide it with sufficient liquidity to meet its obligations for at least the next twelve months from the issuance date of these financial statements. The Company plans to explore additional funding sources to increase liquidity and strengthen its balance sheet. However, there can be no assurance plans will be completed.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
4.Leases - Lessee Accounting

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
The following table summarizes the Company’s minimum fixed lease obligations under existing agreements as a lessee, excluding variable payments and short-term lease payments, as of April 30, 2026:

	Operating	Financing
Fiscal year:
2026	$8.6	$0.2
2027	11.3	0.2
2028	11.4	0.2
2029	10.0	0.1
2030	6.9	0.1
Thereafter	12.0	0.2
Total minimum lease payments	60.2	1.0
Imputed interest	(20.2)	(0.2)
Lease liabilities as of April 30, 2026	$40.0	$0.8

Amortization of financing lease right-of-use assets were $0.1 million and $0.1 million for the three months ended April 30, 2026 and 2025, respectively.
5.Rental Product, Net
Rental product, net consisted of the following:

	April 30,	January 31,
	2026	2026

Apparel	$161.6	$155.5
Accessories	5.2	4.7
	166.8	160.2
Less: accumulated depreciation	(75.2)	(74.2)
Rental product, net	$91.6	$86.0
Depreciation and write-offs related to rental product, including write-offs of rental products sold, was $13.8 million and $13.2 million for the three months ended April 30, 2026 and 2025, respectively.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
6.Long-Term Debt
Summary
The following table summarizes the Company’s long-term debt outstanding as of April 30, 2026 and January 31, 2026:

	April 30,	January 31,
	2026	2026

Debt Facility principal outstanding	$120.0	$120.0
Add: payment-in-kind interest	2.7	—
Add: unamortized debt premium	34.4	36.6
Debt Facility, net	157.1	156.6
Less: current portion of long-term debt	—	—
Total noncurrent long-term debt	$157.1	$156.6
Debt Facility

In December 2023, the Company entered into an amendment to the 2022 Amended Temasek Facility (the “2023 Amended Temasek Facility”). This transaction was accounted for as a troubled debt restructuring. The terms of the amendment provided for (i) elimination of all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023; (ii) reduction of the minimum liquidity maintenance covenant from $50 million to $30 million; and (iii) additional covenants requiring the Company to comply with mutually agreed upon quarterly and annual spend levels. The Company did not record a gain in connection with the restructuring as the total undiscounted future cash payments specified in the 2023 Temasek Facility Amendment exceeded the carrying value of debt.

In July 2025, the Company entered into a Thirteenth Amendment to the 2023 Amended Temasek Facility to extend the due date of the cash interest payment due on August 1, 2025 to August 29, 2025. In August 2025, concurrently with the Exchange Agreement, the Company entered into a Fourteenth Amendment to the Credit Agreement. The Fourteenth Amendment provided that, among other things, (i) interest that would otherwise be payable in cash will be capitalized; and (ii) the liquidity financial covenant level will be reduced from $30 million to $15 million until the closing of the Recapitalization Transactions. The Fourteenth Amendment also eliminated the spend levels for fiscal year 2025.

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
On October 28, 2025, Lender exchanged $100 million of existing outstanding indebtedness on a dollar-for-dollar cashless basis for new term loans under the New Credit Agreement and exchanged the remaining indebtedness for 26,175,193 newly issued shares of the Company’s Class A Common Stock, par value $0.001 per share. The Investor Group also provided an additional $20 million of new term loans, resulting in a total aggregate principal amount of $120 million as of the closing of the Recapitalization Transactions.
The New Credit Agreement requires the Company to comply with specified non-financial covenants including, but not limited to, restrictions on the incurrence of debt, payment of dividends, making of investments, sale of assets, mergers and acquisitions, modifications of certain agreements and its fiscal year, and granting of liens. Term loans under the New Credit Agreement will mature on October 28, 2029, and will bear interest, at the Company’s option, at either (i) a bank reference rate, plus 4.00% or (ii) term SOFR plus 5.00%, in each case per annum. The New Credit Agreement contains various events of default, the occurrence of which could result in the acceleration of obligations under the facility. The New Credit Agreement also modified the then Existing Credit Agreement in certain respects, including by temporarily reducing the minimum liquidity maintenance covenant from $30 million to $15 million during the period from October 28, 2025 until February 20, 2027, which would revert thereafter to $30 million.
In October 2025, the Company also completed a rights offering and issued an aggregate of 3,063,725 shares of the Company’s Class A Common Stock at a price of $4.08 per share, totaling proceeds of $12.5 million.
For a full description of the Recapitalization Transactions and the Company’s debt facility, see the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
On January 28, 2026, the Company entered into the First Amendment to the New Credit Agreement. The First Amendment removed the minimum liquidity maintenance covenant. On April 1, 2026, the Company entered into the Second Amendment to the New Credit Agreement. The Second Amendment provides the Company with the ability to capitalize interest in lieu of cash payments until May 3, 2027. Pursuant to the Second Amendment, from April 1, 2026 to May 3, 2027, interest payable on the term loans under the New Credit Agreement will be capitalized and added to the principal amount of the term loan outstanding at the end of each fiscal quarter. This transaction was accounted for as a debt modification. The effective interest rate of the new term loans issued to the Lender as of April 30, 2026 was 0.48%. The effective interest rate of the new term loans issued to Nexus and STORY3 as of April 30, 2026 was 9.63%.
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
The amount of unrecognized tax benefits as of April 30, 2026 and January 31, 2026 was $1.1 million and $1.1 million, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized benefits relating to the Company’s tax position is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The outcomes and timing of such events are highly uncertain and a reasonable estimate of the range of gross unrecognized tax benefits, excluding interest and penalties, that could potentially be reduced during the next 12 months cannot be made at this time.
8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	April 30,	January 31,
	2026	2026
Revenue share payable	$15.9	$11.5
Accrued operating and general expenses	11.5	8.6
Accrued payroll related expenses	2.6	3.5
Accrued interest	—	2.8
Sales and other taxes	2.7	2.3
Short-term financing	0.1	0.4
Accrued expenses and other current liabilities	$32.8	$29.1
The borrowing rate for the short-term financing obligation was 8.00% as of April 30, 2026 and January 31, 2026, respectively.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
9.Fair Value Measurements
As of April 30, 2026 and January 31, 2026, the carrying amounts of the Company’s cash and cash equivalents, current and noncurrent restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximated their estimated fair value due to their relatively short maturities.
The Company’s long-term debt is reported at carrying value on the Condensed Consolidated Balance Sheets. See “Note 6 — Long-Term Debt”. The Company estimates the fair value of its long-term debt using a Black-Derman-Toy (BDT) model based on the Company’s implied credit spread using the median of option adjusted spreads for similar financial instruments with similar credit ratings, and, as such, long-term debt is classified as Level 3 within the fair value hierarchy. As of April 30, 2026, the estimated fair value of the Company’s long-term debt was $117.9 million.
10.Stockholders’ Equity

ATM Offering

On April 15, 2026, the Company entered into an at-the-market sales agreement for the sale of shares of the Company’s Class A common stock (the “ATM offering”). During the three months ended April 30, 2026, the Company sold 45,358 shares of Class A common stock at a weighted average price of $5.52 per share for proceeds of $0.2 million, net of commissions of 3% and allocated equity issuance costs. The Company may sell shares up to an aggregate offering price of $40 million. As of the date of this Form 10-Q, our public float was less than $75 million. As a result, we are subject to the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under our registration statement on Form S-3, including the ATM offering, in any 12-month period.

Rights Offering

See “Note 6 - Long-Term Debt” and “Note 12 - Net Loss per Share Attributable to Common Stockholders” for information regarding the rights offering.
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

In connection with the closing of the Recapitalization Transactions, all outstanding shares of the Company’s Class B common stock were converted into shares of Class A common stock on a one-for-one basis, such that no shares of Class B common stock remain outstanding. See “Note 6 - Long-Term Debt” and “Note 11 — Share-based Compensation Plans” in the Notes to the Condensed Consolidated Financial Statements for more information.

Preferred Stock
The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. No shares were issued or outstanding as of April 30, 2026.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Warrants
As of April 30, 2026 and January 31, 2026, the Company had the following outstanding warrants:

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
As of April 30, 2026 and January 31, 2026, all outstanding warrants were equity-classified and recorded as additional paid-in capital. Equity-classified contracts are not subsequently remeasured unless reclassification is required from equity to liability classification.
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
11.Share-based Compensation Plans

2009 Stock Incentive Plan and 2019 Stock Incentive Plan
In 2009, the Company adopted its stock incentive plan (the “2009 Plan”) to grant equity to employees and service providers. In 2019, the Company adopted a new stock incentive plan (the “2019 Plan”) which replaced the 2009 Plan. The Company has granted RSUs and stock options, each of which is settleable in shares. Options are generally granted for a 10-year term, and generally vest and become fully exercisable over four years of service. While no shares are available for future issuance under the 2009 Plan or the 2019 Plan, they continue to govern outstanding equity awards granted thereunder. Outstanding awards granted under the 2009 Plan and 2019 Plan are exercisable for or settled in shares of Class A common stock. There are no outstanding RSUs under the 2009 Plan and 2019 Plan as of April 30, 2026. There will not be any further equity grants under the 2009 and 2019 Plans.

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
Second Amended and Restated 2021 Incentive Award Plan

In October 2025, the Company’s stockholders approved the Second Amended and Restated 2021 Incentive Award Plan (the “Amended 2021 Plan”), which the Board approved in September 2025, to increase the number of shares of Class A common stock reserved for issuance thereunder by 6,130,499 shares of Class A common stock and to extend the expiration date to the tenth anniversary of the closing date, October 28, 2035. Further, effective on December 15, 2025, the Board increased the number of shares of Class A common stock reserved for issuance thereunder by 3,899,439 shares of Class A common stock, which increase is subject to approval by the Company’s stockholders at the Company’s 2026 annual meeting of stockholders. As of April 30, 2026, there were 3,797,654 shares of Class A common stock available for issuance under the Amended 2021 Plan. RSUs granted under the Amended 2021 Plan generally vest over a four-year period and PSUs vest based on the satisfaction of time-vesting requirements, achievement of performance targets, and market-based conditions where applicable. The PSU awards have been included assuming payout at target level. There will not be any further equity grants of Class B common stock. Shares of Class B common stock are not available for issuance under the Amended 2021 Plan.
In addition, we have granted RSUs outside of the Amended 2021 Plan in reliance on the employment inducement award exemption set forth in Nasdaq Listing Rule 5635(c)(4). These RSUs are generally subject to the terms of the Amended 2021 Plan and vest over a four-year period.

The grant date fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The option pricing model considers several variables and assumptions in estimating the fair value of share-based awards. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. There were no stock options granted during the three months ended April 30, 2026 or year ended January 31, 2026.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Stock Options
Stock option activity during the period indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balances as of January 31, 2026	12,089	$175.64	2.55	$—
Granted	—	—
Exercised	—	—
Forfeited	(1,005)	144.67
Balances as of April 30, 2026	11,084	$178.45	2.30	$—
Exercisable as of April 30, 2026	11,084	$178.45	2.30	$—

During the year ended January 31, 2024, the Company completed an option exchange designed to incentivize and retain employees, directors and other service providers by providing the ability to exchange outstanding stock options for RSUs representing the right to receive Class A common stock. Stock options relating to 331,370 shares of Class A and Class B common stock were forfeited in exchange for 132,546 RSUs which generally vest over two years. The Company recognized $0.8 million of incremental stock compensation expense from the RSUs granted as a result of the option exchange which will be recognized over the two year vesting period.

The Company currently uses authorized and unissued shares to satisfy the exercise of stock option awards.
RSUs
RSUs activity during the period indicated is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of January 31, 2026	2,343,505	$8.38
Granted	802,395	5.97
Vested/Released	(28,509)	8.96
Forfeited	(35,318)	8.41
Unvested and outstanding as of April 30, 2026	3,082,073	$7.74
As of April 30, 2026, there was $14.0 million of unrecognized compensation cost related to RSUs granted that is expected to be recognized over a weighted average period of 3.5 years. Of the total unrecognized compensation cost, an immaterial amount related to RSUs granted as a result of the option exchange.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
Performance RSUs
Fiscal Year 2026
During the three months ended April 30, 2026, the Company granted 2,005,988 PSU awards to an employee. The awards vest upon the satisfaction of performance-based and market conditions, subject to continued employment through such date. The performance-based condition requires the occurrence of a liquidity event, which is not considered probable as of April 30, 2026. The awards also include a market condition based on achieving a target equity value of the Company. The performance condition is applicable through October 28, 2029, after which time the awards vest solely on the market condition, which is assessed as of October 28, 2029 and as of each subsequent fiscal quarter. Share-based compensation expense related to these awards was nominal for the three months ended April 30, 2026. The PSU awards have been excluded from the calculation of weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted, as the performance-based and market conditions have not been met.
Fiscal Year 2025
PSU awards require the achievement of certain performance targets established by the Company’s Board of Directors during a three-year performance period. PSU awards vest following the last day of the performance period, subject to continued employment through such date. Share-based compensation expense is recognized based on the Company’s best estimate of expected performance.

During the year ended January 31, 2026, the Company’s Board of Directors approved 2,206,540 PSU awards for employees. These awards were not deemed granted during the three months ended April 30, 2026 and year ended January 31, 2026 as the performance metrics and targets have not been established. There were no PSU awards granted prior to fiscal year 2025. The Company recognized no share-based compensation expense for the PSU awards during the three months ended April 30, 2026 and year ended January 31, 2026 as the performance metrics and targets have not been established or met. The PSU awards have been excluded from the calculation of weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted, as the performance-based condition has not been met. The PSU awards may vest up to 200% of the number of awards granted based on the achievement of performance targets.
Share-Based Compensation Summary
The classification of share-based compensation for the three months ended April 30, 2026 and 2025, respectively, presented within each line item of the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended April 30,
	2026	2025
Technology	$0.2	$0.3
Marketing	—	—
General and administrative	1.3	1.2
Total share-based compensation	$1.5	$1.5

The Company recognized an immaterial amount and $0.4 million of share-based compensation expense during the three months ended April 30, 2026 and 2025, respectively, on the RSUs granted as a result of the option exchange discussed above.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
12.Net Loss per Share Attributable to Common Stockholders
The Company computes net loss per share attributable to common stockholders under the two-class method required for multiple classes of common stock and participating securities. The rights of the Class A common stock and Class B common stock were substantially identical, other than voting rights. Accordingly, the net loss per share attributable to common stockholders will be the same for Class A and Class B common stock on an individual or combined basis. The Company completed a rights offering in October 2025. As the exercise price for the rights offering was lower than the Company’s stock price, the rights offering contained a bonus element similar to a stock dividend. The Company adjusted the weighted-average shares used in computing net loss per share to reflect the bonus element for the first quarter of fiscal year 2025.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended April 30,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(18.9)	$(26.1)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	33,423,930	4,168,053
Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(6.26)
As the Company incurred net losses for the three months ended April 30, 2026 and 2025, weighted-average basic shares and weighted-average diluted shares outstanding are equal for these periods.
13.Related Party Transactions
As of April 30, 2026, the Company had outstanding long-term debt, net of $157.1 million with the Investor Group. The debt is presented as Long-term debt, net on the Condensed Consolidated Balance Sheets. The Investor Group held 85% of the voting power of the Company’s outstanding Class A Common Stock as of April 30, 2026. The Company recognized a nominal amount of interest expense related to the $10.0 million of new term loans held by other members of the Investor Group during the three months ended April 30, 2026. The Company recognized $2.7 million of paid-in-kind interest during the three months ended April 30, 2026. On January 28, 2026, the Company entered into the First Amendment. The First Amendment removed the minimum liquidity maintenance covenant. On April 1, 2026, the Company entered into the Second Amendment to the New Credit Agreement. The Second Amendment provides the Company with the ability to capitalize interest in lieu of cash payments until May 3, 2027. See “Note 6 - Long-Term Debt” for additional information.
14.Commitments and Contingencies

See “Note 2 - Summary of Significant Accounting Policies” for information regarding the Company’s restricted cash balances.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The Company had the following non-cancelable minimum purchase commitments related to technology services as of April 30, 2026:

Commitment
Fiscal year:
2026	$5.5
2027	4.2
Commitments as of April 30, 2026	$9.7

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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
On September 12, 2025, the Court issued an order granting in part and denying in part defendants’ motion for reconsideration, dismissing all remaining claims except those based on fulfillment costs. Following the order, defendants filed their answers to the amended complaint on October 6, 2025. On October 16, 2025, defendants requested, per the Court’s rules, a pre-motion conference in connection with their anticipated motion for judgment on the pleadings, which plaintiffs opposed. On October 24, 2025, the Court ordered briefing on defendants’ motion for judgment on the pleadings. On November 12, 2025, plaintiffs filed a letter motion seeking an order allowing discovery to proceed during the pendency of defendants’ motion for judgment on the pleadings, which defendants opposed on November 21, 2025. On December 3, 2025, the Court issued an order directing a limited “second phase” of discovery to proceed pending the outcome of defendants’ motion for judgment on the pleadings, focusing on a limited category of information appropriately cabined by the scope of plaintiffs’ remaining claims. On February 17, 2026, the parties submitted a joint letter to the court concerning plaintiffs’ request for further discovery. On March 3, 2026, the court issued an order requiring that, by March 31, 2026, the Company produce those documents it proposed to produce as part of the “second phase” discovery and rejected plaintiffs’ request for additional documents. The Company completed production of “second phase” documents on March 31, 2026. On May 19, 2026, the parties submitted a joint request to the court to stay all proceedings in the matter pending conclusion of the parties’ mediation process. On May 20, 2026, the court temporarily stayed the case until July 13, 2026 and directed the parties to file a status letter or stipulation of dismissal if settlement is reached by July 14, 2026. The Company intends to vigorously defend itself against these claims as necessary. The Company believes it has meritorious defenses to the claims asserted in the amended complaint and any liability for such claims is not currently probable and the potential loss or range of loss is not reasonably estimable.
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
15.Subsequent Events
On May 12, 2026, Jennifer Hyman, the Company’s Chief Executive Officer and President of the Company, resigned effective as of May 15, 2026. Pursuant to the Separation, Advisor and Release Agreement between Jennifer Hyman and the Company dated May 12, 2026, she will receive a monthly advisory fee of $62,500 through January 31, 2027, and the payment of $1,587,000 made in October 2025 will vest and no longer be subject to clawback. Additionally, 103,047 restricted stock units will accelerate and vest as of May 25, 2026 resulting in approximately $457,000 of share-based compensation expense to be recognized during the three months ended July 31, 2026. A number of the restricted stock units granted in December 2025, having an aggregate value of $375,000 will remain outstanding and eligible to vest on January, 31, 2027, subject to her continued service with the Company through January 31, 2027.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)
The Company will account for this award as a liability-classified award, remeasure its fair value at each subsequent reporting date, and recognize the related expense through January 31, 2027.
The Company appointed Teri Bariquit as interim Chief Executive Officer and President effective as of May 15, 2026. Pursuant to the Statement of Work between Teri Bariquit and the Company dated May 12, 2026, she will receive a monthly consulting fee of $50,000, an annual bonus of up to $125,000, and a performance stock unit award comprising 100,000 shares of the Company’s Class A common stock.
On May 18, 2026, Sid Thacker, the Company’s Chief Financial Officer, resigned effective on or about June 3, 2026.
On June 3, 2026, the Company appointed David Loretta as interim Chief Financial Officer and Treasurer effective as of June 8, 2026. He will receive an annual base salary of $540,000 and will be eligible to receive a target cash bonus of 35% of his annual base salary for the current fiscal year, pro-rated based on his tenure with the Company.
The Company is conducting a search for a permanent Chief Executive Officer and President and Chief Financial Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended January 31, 2026 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (the “2025 Annual Report on Form 10-K”).

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
Overview
We give customers ongoing access to our “unlimited closet” — with thousands of styles by hundreds of designer brands — through our Subscription offering or the ability to rent a-la-carte through our Reserve offering. We also give our subscribers and customers the ability to buy our products through our Resale offering, which offers customers pre-loved styles from our closet at a discount to retail price, up to 90% off of designer retail value. These offerings allow us to engage and serve our subscribers and customers across diverse use cases from everyday life to special occasions. We have served approximately 3.5 million lifetime customers across all of our offerings and we had 196,147 ending Total Subscribers1 (active and paused) as of April 30, 2026. We had 155,692 Active Subscribers as of April 30, 2026. The majority of our revenue is highly recurring and is generated by our subscribers. For the three months ended April 30, 2026 and 2025, respectively, 90% and 88% of our total revenue (including Reserve and Resale revenue) was generated by subscribers while they were active or paused.
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

Key Fiscal First Quarter and Recent Business Highlights:
•Expanded Personalized Discovery Across the RTR Platform: In April 2026, we launched personalized carousels across our platform, now live for all subscribers. Customers can now discover items similar to their recent favorites and explore a curated “For You” feed tailored to their individual style preferences. These enhancements are designed to reduce friction in discovery, save her time, and make every visit feel more personalized, and we are seeing a 11% increase in hearting behavior on the home page for active subscribers.
1 Ending Total Subscribers represents the number of subscribers with an active or paused membership as of the last day of the period and excludes subscribers who had an active or paused subscription during the period, but ended their subscription prior to the last day of the fiscal period.

•Enhanced Visual Experience with AI-Driven Imagery: In April 2026, we significantly improved imagery across our platform by moving away from outdated visuals and introducing more relatable, true-to-life imagery designed to help customers better envision themselves wearing each item. These updates are intended to improve engagement, product discovery, and rental confidence across the customer journey, and increased views on these tried and true styles by 129%.
•Advancing AI-Powered Outfit Discovery: In May 2026, we began internal testing of outfit generation capabilities, enabling RTR to recommend complete looks rather than individual items. We expect to roll out this functionality to subscribers in the coming months and believe it has the potential to meaningfully transform how customers discover and rent on RTR.
•Continued Progress Across New Revenue Stream Initiatives: We continue to advance a set of early-stage growth initiatives across our online marketplace, advertising and media platform, and B2B business. Across each initiative introduced last quarter, we have moved from pilot programs to early operational progress and revenue generation.

Key Operating and Financial Results. We have achieved the following operating and financial results for the three months ended April 30, 2026 and 2025, respectively:

•Revenue was $89.9 million and $69.6 million, respectively, representing 29.2% growth year-over-year;
•155,692 and 147,157 ending Active Subscribers2, respectively, representing an increase of 5.8% year-over-year;
•149,744 and 133,468 Average Active Subscribers3, respectively, representing an increase of 12.2% year-over-year;
•196,147 and 182,209 ending Total Subscribers (including paused subscribers), respectively, representing an increase of 7.6% year-over-year;
•Gross Profit was $23.3 million and $21.9 million, respectively, representing a gross margin of 25.9% and 31.5%, respectively;
•Net Loss was $(18.9) million and $(26.1) million, respectively. Net Loss as a percentage of revenue was (21.0)% and (37.5)%, respectively;
•Adjusted EBITDA was $(0.8) million and $(1.3) million, respectively, representing an Adjusted EBITDA margin of (0.9)% and (1.9)%, respectively;
•Net cash (used in) provided by operating activities was $(3.8) million and $8.3 million, and net cash used in investing activities was $(9.8) million and $(14.7) million, respectively;
•Net cash (used in) provided by financing activities was $(0.2) million and $(0.7) million, respectively;
•Net cash (used in) provided by operating activities as a percentage of revenue was (4.2)% and 11.9% and net cash used in investing activities as a percentage of revenue was (10.9)% and (21.1)%, respectively; and
•Cash and Cash Equivalents was $37.1 million and $70.4 million, respectively.
Our Product Acquisition Strategy
We acquire and monetize products in three ways: Wholesale, Share by RTR and Exclusive Designs. Wholesale items are acquired directly from brand partners, typically at a discount to Wholesale price. Share by RTR items are acquired directly from brand partners on consignment, at zero or a fraction of the Wholesale cost with performance-based revenue share payments to our brand partners over time. Exclusive Designs items are designed using our data in collaboration with our brand partners. These units are manufactured through third-party partners with an upfront fee and, in most cases, minimal revenue share payments to our brand partners over time.
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
In fiscal year 2025, 31% of new items were acquired through Wholesale, 57% through Share by RTR and 12% through Exclusive Designs, compared to 30% Wholesale, 48% Share by RTR and 22% Exclusive Designs in fiscal year 2024. In total, approximately 69% of new items were acquired through Share by RTR and Exclusive Designs, our more capital-efficient channels in fiscal year 2025 and approximately 70% in fiscal year 2024. Both our purchasing power and the diversification into Share by RTR and Exclusive Designs have led to a decrease in rental product capital expenditures (or Purchases of Rental Product as presented in the Condensed Consolidated Statement of Cash Flows) as a percentage of revenue over time. We plan to acquire fewer rental product units year-over-year in fiscal year 2026 and we expect the total percentage of units acquired through our more capital-efficient channels to increase in fiscal year 2026 versus fiscal year 2025, with an increase in the percentage of units acquired through our Share by RTR and Exclusive Designs programs versus fiscal year 2025. We plan to further decrease the percentage of units acquired through Wholesale and increase the percentage of units acquired through our more capital-efficient channels over the longer term. We expect to incur lower capital expenditures for purchases of rental product in fiscal year 2026 relative to fiscal year 2025 primarily due to a lower proportion of rental product acquired through Wholesale in fiscal year 2026.
For additional details about our business model and our product acquisition strategy, see our 2025 Annual Report on Form 10-K.
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

Purchases of rental product includes the cost of Wholesale products acquired in the period and other ancillary costs such as freight, where applicable. Many factors impact the purchases of rental product including our depth and acquisition mix strategy, the proportion of subscribers to total customers, timing of when those subscribers are acquired, the formality of styles, brand assortment, opportunities in the market and timing of when the rental product is received and paid for. Purchases of rental product as a percentage of revenue in fiscal year 2025 increased to 23% from 16% in fiscal year 2024, despite higher Share by RTR units as a percentage of total receipts, as a result of our strategy to approximately double the quantity of rental product purchases versus fiscal year 2024. Purchases of rental product as a percentage of revenue was 16% and 26% in fiscal year 2024 and 2023, respectively. We anticipate this percentage to decrease in fiscal year 2026 compared with fiscal year 2025 primarily due to a decrease in the proportion of units acquired through our Wholesale channel. Due to seasonality factors, we track our progress on purchases of rental product as a percentage of revenue on a full year basis, as quarterly expenditures are not necessarily reflective of full year trends.
Ability to Achieve Leverage in our Cost Structure. Improving operational efficiency of our platform is imperative to increasing profitability. We expect certain of our operating costs to increase as order volume increases and as we make investments to grow subscribers and revenue and to enhance the customer experience. Though we anticipate quarterly fluctuations in operating leverage, over time we anticipate that our operating costs will grow more slowly than our total revenue on an annual basis.
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
Over time, we expect to improve our margins, profitability and cash flow, and we believe we will continue to benefit from economies of scale. We are focused on driving additional efficiencies in our operating expenses and growing profitability to also cover rental product depreciation, in addition to fulfillment, revenue share and operating expenses.
We use Adjusted EBITDA to assess our operating performance and the operating leverage of our business prior to capital expenditures. We also measure the cash consumption of the business including capital expenditures by assessing net cash used in operating activities and net cash used in investing activities on a combined basis. See also “Note 3 — Liquidity” and “Note 6 - Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more details regarding our New Credit Agreement and Recapitalization Transactions, which we expect to improve our overall liquidity.

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
We continue to take actions to adjust to the changing business environment and related inflationary pressure. For example, we increased wage rates during the first quarter of fiscal years 2025 and 2026 to attract and retain talent at our fulfillment centers. We expect to continue to be impacted by rising labor costs in the future. In addition, we implemented a price increase for our subscription plans in August 2025 and implemented a new shipping charge for subscription plans in June 2026 in response to increasing shipping costs from carriers. We expect the shipping charge to be temporary; however, we expect to implement pricing increases and/or new or additional fees in the future if costs continue to rise. We aim to continue to mitigate longer-term rising costs through a variety of methods, including by seeking to optimize shipping methods and improve contractual and pricing terms. However, the global trade environment is unpredictable and evolving and macroeconomic or geopolitical developments have in the past and, may in the future, negatively impact our ability to meet our current expectations and objectives, including due to unfavorable policies and tariffs, and rising shipping costs. In addition, steps we take may not fully mitigate rising costs. For example, the conflict in the Middle East has led to fuel surcharges that have increased our shipping costs, which are likely to continue to increase if the conflict continues. As a result, it is also difficult to predict what transportation costs as a percentage of Revenue will be in fiscal year 2026. Although we continue to face a challenging and unpredictable environment, we plan to invest in our customers, manage our staffing, and further leverage our transportation partners to help to drive growth and efficiencies in our business.
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
For additional details about key factors affecting our performance, see our 2025 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

	Three Months Ended April 30,
	2026	2025
	($ in millions)
Active Subscribers	155,692	147,157
Average Active Subscribers	149,744	133,468
Gross Profit	$23.3	$21.9
Net Loss	$(18.9)	$(26.1)
Adjusted EBITDA (1)	$(0.8)	$(1.3)
__________
(1)Adjusted EBITDA is a non-GAAP financial measure; for a reconciliation to the most directly comparable U.S. GAAP financial measure, net loss, and why we consider Adjusted EBITDA to be a useful metric, see “—Non-GAAP Financial Metrics” below.
Active Subscribers: Active Subscribers represents the number of subscribers with an active membership as of the last day of any given period and excludes paused subscribers. As of April 30, 2026, we had 155,692 Active Subscribers, an increase from 147,157 as of April 30, 2025. The increase in Active Subscribers was driven primarily by a higher base of active subscribers at the end of the fourth quarter of fiscal year 2025 compared to the fourth quarter of fiscal year 2024, in addition to higher subscriber acquisitions partially offset by a year-over-year increase in the rate of pause and year-over-year decrease in retention.

Average Active Subscribers: Average Active Subscribers represents the mean of the beginning of quarter and end of quarter Active Subscribers for a quarterly period; and for other periods, represents the mean of the Average Active Subscribers of every quarter within that period. As of April 30, 2026, we had 149,744 Average Active Subscribers, an increase from 133,468 as of April 30, 2025. The year-over-year increase in Average Active Subscribers was primarily due to a higher base of active subscribers at the end of the fourth quarter of fiscal year 2025 compared to the fourth quarter of fiscal year 2024, in addition to higher subscriber acquisitions partially offset by a year-over-year increase in the rate of pause and year-over-year decrease in retention.

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

Gross Profit was $23.3 million for the three months ended April 30, 2026 compared to $21.9 million for the three months ended April 30, 2025, representing Gross Margins of 25.9% and 31.5%, respectively. Gross Profit for the three months ended April 30, 2026 increased primarily due to higher Revenue partially offset by higher Rental Product Depreciation and Revenue Share costs, as well as higher Fulfillment expenses. Gross Margin for the three months ended April 30, 2026 decreased primarily due to higher Rental Product Depreciation and Revenue Share costs as a percentage of Revenue partially offset by lower Fulfillment costs as a percentage of Revenue.

Adjusted EBITDA and Adjusted EBITDA Margin: We define Adjusted EBITDA as net loss, adjusted to exclude interest expense, rental product depreciation, other depreciation and amortization, share-based compensation expense, write-off of liquidated assets, non-recurring adjustments, non-ordinary course legal expenses, income tax (benefit) expense, other income and expense, and other gains / losses. Adjusted EBITDA margin is defined as Adjusted EBITDA calculated as a percentage of total revenue, net for a period.

Net Loss was $(18.9) million for the three months ended April 30, 2026 compared to $(26.1) million for the three months ended April 30, 2025, representing margins of (21.0)% and (37.5)%, respectively. Net Loss decreased year-over-year primarily due to lower reported Interest Expense, higher Gross Profit, and lower Marketing and Technology costs partially offset by higher General and Administrative expenses. Adjusted EBITDA was $(0.8) million for the three months ended April 30, 2026 compared to $(1.3) million for the three months ended April 30, 2025, representing margins of (0.9)% and (1.9)%, respectively. Adjusted EBITDA increased year-over-year primarily due to higher Revenue partially offset by higher Revenue Share costs within Rental Product Depreciation and Revenue Share, Fulfillment costs, and higher General and Administrative Expenses. Adjusted EBITDA Margin increased year-over-year primarily due to lower Technology, Marketing, and General and Administrative expenses as a percentage of Revenue partially offset by higher Revenue Share expenses as a percentage of Revenue.

We believe we have the opportunity to improve Adjusted EBITDA and offset cost increases as we increase Revenue and drive operating expense leverage.
Components of Results of Operations
Total Revenue, Net. Our total revenue, net consists of Subscription and Reserve rental revenue and Other revenue. Total revenue is presented net of promotional discounts, credits and refunds and taxes.
Subscription and Reserve Rental Revenue.    We generate Subscription and Reserve rental revenue from Subscription and Reserve rental fees. The majority of our revenue is generated by our Subscription offering, which we are prioritizing. We recognize subscription fees ratably over the subscription period, commencing on the date the subscriber enrolls in a subscription program. These fees are collected upon enrollment and any revenue from an unrecognized portion of the subscription period is deferred to the following fiscal period. We implemented a price increase for our subscription plans in August 2025, which increased revenue per subscriber in the third quarter of fiscal year 2025 and which we expect will continue to do so over the coming quarters. We also implemented a shipping charge for subscription plans in June 2026 which we expect to be temporary. This charge is expected to increase revenue per subscriber beginning in Q2 2026. We recognize Reserve fees over the rental period, which starts on the date of delivery of the product to the customer. Reserve orders can be placed up to four months prior to the rental start date and the customer’s payment form is charged upon order confirmation. We defer recognizing the rental fees and any related promotions for Reserve rentals until the date of delivery, and then recognize those fees evenly over the four- or eight-day rental period.
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

Costs and Expenses

Fulfillment.    Fulfillment expenses consist of all costs to receive, process and fulfill customer orders. This primarily includes shipping costs to/from customers and personnel and related costs, which include salaries and bonuses, and employee benefit costs. Personnel and related costs are related to processing inbound and outbound customer orders, cleaning, restoring and repairing items received from customers, tracking and managing items within our fulfillment center network and ingesting new items received from brands. Fulfillment expenses also include costs of packing materials, cleaning supplies, and other fulfillment-related expenses. Fulfillment expense may fluctuate due to various factors including commercial terms and market trends. See section “Impact of Macro and Consumer Environment on Our Business” for discussion of macroeconomic considerations. Fulfillment expense may also increase due to competitive pressures in the labor market which could lead to continued higher wage rates. We expect to continue to invest in automation and other process improvements to support and drive efficiencies in our operations. To the extent we are successful in becoming more efficient in fulfilling orders, and at a magnitude that is able to offset long-term increases in shipping costs, wage rates and cleaning/packing supply price increases, we would expect these expenses to decrease as a percentage of total revenue over the longer term.
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

Interest Income / (Expense). Interest income / (expense) consists primarily of accrued paid-in-kind interest, cash interest and debt (premium) discount amortization associated with our New Credit Agreement going forward. The 2023 Amended Temasek Facility eliminated all interest (both payment-in-kind and cash interest) for a period of six full fiscal quarters beginning with the fourth quarter of fiscal year 2023.

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
Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented:

	Three Months Ended April 30,
	2026	2025
	(in millions)
Revenue:
Subscription and Reserve rental revenue	$77.7	$62.0
Other revenue	12.2	7.6
Total revenue, net	89.9	69.6
Costs and expenses:
Fulfillment	23.6	20.4
Technology	9.4	9.6
Marketing	8.0	8.6
General and administrative	23.4	20.7
Rental product depreciation and revenue share	43.0	27.3
Other depreciation and amortization	2.2	2.7
Total costs and expenses	109.6	89.3
Operating loss	(19.7)	(19.7)
Interest income / (expense), net	(0.3)	(6.3)
Other income / (expense), net	1.1	0.1
Net loss before income tax benefit / (expense)	(18.9)	(25.9)
Income tax benefit / (expense)	—	(0.2)
Net loss	$(18.9)	$(26.1)
Comparison of the three months ended April 30, 2026 and 2025
Total Revenue, Net.    Total revenue, net was $89.9 million for the three months ended April 30, 2026, an increase of $20.3 million, or 29.2%, compared to $69.6 million for the three months ended April 30, 2025. This increase was driven by higher Subscription and Reserve rental revenue and higher Other revenue. In fiscal year 2026, we expect revenue to increase due to higher Subscription prices and a larger subscription customer base due to a particular focus on increasing our Active Subscribers year-over-year.
Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $77.7 million for the three months ended April 30, 2026, an increase of $15.7 million, or 25.3%, compared to $62.0 million for the three months ended April 30, 2025. This increase was primarily driven by higher revenue per subscriber and higher average active subscribers, partially offset by lower Reserve rental revenue.

Other Revenue.    Other revenue was $12.2 million for the three months ended April 30, 2026, an increase of $4.6 million, or 60.5%, compared to $7.6 million for the three months ended April 30, 2025. This increase was primarily driven by higher items purchased per Average Active Subscriber, higher average selling price per item and higher Average Active Subscribers. Other revenue represented 13.6% of total revenue, compared to 10.9% in the same period last year.
Costs and Expenses.    Total costs and expenses were $109.6 million for the three months ended April 30, 2026, an increase of $20.3 million, or 22.7%, compared to $89.3 million for the three months ended April 30, 2025. This increase was primarily driven by higher Rental Product Depreciation and Revenue Share costs, higher Fulfillment costs, higher G&A costs, partially offset by lower Marketing, Other Depreciation & Amortization and Technology costs.
Fulfillment.    Fulfillment expenses were $23.6 million for the three months ended April 30, 2026, an increase of $3.2 million, or 15.7%, representing 26.3% of revenue, compared to $20.4 million for the three months ended April 30, 2025, representing 29.3% of revenue. The increase in fulfillment dollars was primarily driven by an increase in orders due to higher average active subscribers, higher transportation costs due to carrier rate increases, and increases in warehouse processing costs. Fulfillment costs decreased as a percentage of revenue due primarily to higher revenue per order partially offset by higher transportation and processing costs per order.

For fiscal year 2026, it is difficult to predict fulfillment costs as a percentage of Revenue.
Technology.    Technology expenses were $9.4 million for the three months ended April 30, 2026, a decrease of $(0.2) million, or (2.1)%, compared to $9.6 million for the three months ended April 30, 2025. Technology expenses were 10.5% of revenue for the three months ended April 30, 2026 compared to 13.8% for the same period last year primarily due to operating leverage from higher Revenue. Technology related share-based compensation expense was $0.2 million for the three months ended April 30, 2026 and was $0.3 million for the same period last year.

In fiscal year 2026, we expect technology expenses to decrease as a percentage of total revenue compared to fiscal year 2025.
Marketing.    Marketing expenses were $8.0 million for the three months ended April 30, 2026, a decrease of $(0.6) million, or (7.0)%, compared to $8.6 million for the three months ended April 30, 2025. This decrease was driven primarily by lower paid marketing expenses and lower marketing employee expenses. Marketing expenses unrelated to personnel costs were $7.3 million in the three months ended April 30, 2026 and 8.1% of revenue, compared to $7.9 million and 11.4% of total revenue for the same period last year.

In fiscal year 2026, we expect marketing expenses to increase in dollars but decrease as a percentage of total revenue compared to fiscal year 2025. The timing of our marketing expenses during the year will depend in part on the timing of marketing campaigns.

General and Administrative.    General and administrative (“G&A”) expenses were $23.4 million for the three months ended April 30, 2026, an increase of $2.7 million, or 13.0%, compared to $20.7 million for the three months ended April 30, 2025. This increase was driven primarily by an increase in credit card fees due to the increase in revenue, an increase in employee, occupancy and other G&A expenses. G&A expenses as a percentage of revenue were 26.0%, compared to 29.7% last year, as we saw increased operating leverage. G&A related share-based compensation expense was $1.3 million for the three months ended April 30, 2026 and was $1.2 million for the three months ended April 30, 2025.

In fiscal year 2026, we expect G&A expenses to decrease as a percentage of total revenue compared to fiscal year 2025.

Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $43.0 million for the three months ended April 30, 2026, an increase of $15.7 million, or 57.5%, compared to $27.3 million for the three months ended April 30, 2025. The increase was primarily driven by higher revenue share expenses due to higher Share by RTR units acquired and utilized during the period. Rental product depreciation and revenue share was 47.8% of revenue in the three months ended April 30, 2026, up from 39.2% in the same period last year primarily due to the factors discussed above.
Other Depreciation and Amortization.    Other depreciation and amortization was $2.2 million for the three months ended April 30, 2026, a decrease of $(0.5) million, or (18.5)%, compared to $2.7 million for the three months ended April 30, 2025. This decrease was primarily driven by lower depreciation and amortization associated with machinery and equipment.
Interest Income / (Expense), Net.    Interest expense, net was $(0.3) million for the three months ended April 30, 2026, a decrease in expense of $6.0 million, or (95.2)%, compared to $(6.3) million for the three months ended April 30, 2025. The decrease was driven by reduced interest expense following the New Credit Agreement, as the modification of the existing debt, which was part of the October 2025 recapitalization transactions, was accounted for as a troubled debt restructuring. This decrease was partially offset by interest expense recognized on the new term loans issued to Nexus and STORY3 as part of the recapitalization transactions and lower interest income. Of the $(0.3) million total interest expense in the three months ended April 30, 2026, $2.2 million related to debt premium amortization, $(2.7) million related to paid-in-kind interest, and $0.2 million was the net of interest earned, financing lease and other interest, compared to $0.6 million of the net of cash interest, interest earned, financing lease and other interest and $(6.9) million of debt discount amortization in the three months ended April 30, 2025.

Other Income / (Expense), Net. Other income / (expense), net was $1.1 million for the three months ended April 30, 2026, an increase from $0.1 million for the three months ended April 30, 2025 primarily due to tax credits and recoveries on lost shipments.
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

Net Loss was $(18.9) million for the three months ended April 30, 2026 compared to $(26.1) million for the three months ended April 30, 2025. Net Loss as a percentage of revenue was (21.0)%, and (37.5)% for the three months ended April 30, 2026 and 2025, respectively. Net Loss decreased year-over-year primarily due to lower reported Interest Expense, higher Gross Profit, and lower Marketing and Technology costs partially offset by higher General and Administrative expenses.

Our Adjusted EBITDA was $(0.8) million for the three months ended April 30, 2026 compared to $(1.3) million for the three months ended April 30, 2025, representing margins of (0.9)% and (1.9)%, respectively. Adjusted EBITDA increased year-over-year primarily due to higher Revenue partially offset by higher Revenue Share costs within Rental Product Depreciation and Revenue Share, Fulfillment costs, and higher General and Administrative Expenses. Adjusted EBITDA Margin increased year-over-year primarily due to lower Technology, Marketing, and General and Administrative expenses as a percentage of Revenue partially offset by higher Revenue Share expenses as a percentage of Revenue.
The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended April 30,
	2026	2025
	(in millions)
Net loss	$(18.9)	$(26.1)
Interest (income) / expense, net (1)	0.3	6.3
Rental product depreciation	13.8	13.2
Other depreciation and amortization (2)	2.2	2.7
Share-based compensation (3)	1.5	1.5
Write-off of liquidated assets (4)	0.6	0.7
Non-recurring adjustments (5)	0.1	—
Non-ordinary course legal fees (6)	0.6	0.6
Income tax (benefit) / expense	—	0.2
Other (income) / expense, net (7)	(1.1)	(0.1)
Other (gains) / losses (8)	0.1	(0.3)
Adjusted EBITDA	$(0.8)	$(1.3)
Net Loss as a percentage of revenue	(21.0)%	(37.5)%
Adjusted EBITDA Margin (9)	(0.9)%	(1.9)%
__________
(1)Includes debt (premium) discount amortization of $(2.2) million in the three months ended April 30, 2026 and $6.9 million in the three months ended April 30, 2025.
(2)Reflects non-rental product depreciation and capitalized software amortization.
(3)Reflects the non-cash expense for share-based compensation.
(4)Reflects the write-off of the remaining book value of liquidated rental product that had previously been held for sale.
(5)Non-recurring adjustments for the three months ended April 30, 2026 includes $0.1 million of costs related to public company SOX readiness.
(6)Non-ordinary course legal fees for the three months ended April 30, 2026 and 2025 includes $0.6 million and $0.6 million of costs related to securities lawsuits and non-recurring legal fees, respectively.
(7)Includes other (income) / expense recognized in the period.
(8)Includes gains / losses recognized in relation to foreign exchange, operating lease terminations and the related surrender of fixed assets (see “Note 4 - Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements).
(9)Adjusted EBITDA Margin calculated as Adjusted EBITDA as a percentage of revenue.

Liquidity and Capital Resources
We have incurred net losses from operations of $(18.9) million for the three months ended April 30, 2026. We have incurred significant recurring net operating losses since inception and have an accumulated deficit of $(1,119.3) million as of April 30, 2026. We have historically relied upon debt and equity financing to fund our operations. Our cash flows (used in) provided by operations for the three months ended April 30, 2026 were $(3.8) million. Cash outflows from investing activities were $(9.8) million for the three months ended April 30, 2026. As of April 30, 2026, we had cash and cash equivalents of $37.1 million, restricted cash of $8.2 million, current liabilities of $72.8 million as of April 30, 2026 and $157.1 million of long-term debt that matures in October 2029. We currently expect that our cash and cash equivalents balance will decline in fiscal year 2026 as a result of our business plans and strategy to continue to invest in improving the experience of our customers.

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

On May 28, 2024, we filed a “shelf” registration statement on Form S-3 (Reg. No. 333-279757) with the SEC, which was declared effective on June 6, 2024. This shelf registration statement, which includes a base prospectus, allows us at any time to offer any combination of securities described in the prospectus in one or more offerings for our own account in an aggregate amount up to $40 million. The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any future offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering. As of the date of this Form 10-Q, our public float was less than $75.0 million. As a result, we are subject to the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under our registration statement on Form S-3 in any 12-month period.

The issuance of additional equity, including securities convertible into equity, would result in additional dilution to our stockholders and could reduce the market price of our stock. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. There can be no assurances that we will be able to raise additional capital which could negatively affect our liquidity in the future. In the event that additional financing is required from outside sources, we may not be able to negotiate terms acceptable to us or at all. If this occurs, our repayment obligations under the New Credit Agreement may be accelerated and we may be unable to meet such obligations. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.

Our future capital requirements will depend on many factors, including, but not limited to, demand for our business, rental product spend and the timing of investments in technology and personnel to support the overall growth of our business. We believe our existing cash and cash equivalents, and cash generated from our operations, will be sufficient to sustain our business operations and satisfy our debt service obligations for at least the next twelve months from the date of this Form 10-Q.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2026	2025
	(in millions)
Net cash (used in) provided by operating activities	$(3.8)	$8.3
Net cash (used in) provided by investing activities	(9.8)	(14.7)
Net cash (used in) provided by financing activities	(0.2)	(0.7)
Net (decrease) increase in cash and cash equivalents and restricted cash	(13.8)	(7.1)
Cash and cash equivalents and restricted cash at beginning of period	59.1	86.5
Cash and cash equivalents and restricted cash at end of period	$45.3	$79.4
We also measure the cash consumption of the business including capital expenditures, by assessing net cash used in operating activities and net cash used in investing activities on a combined basis, which was $(13.6) million for the three months ended April 30, 2026 and $(6.4) million for the three months ended April 30, 2025. The cash consumption of the business was higher in the first quarter of fiscal year 2026 compared with the same period of fiscal year 2025 primarily due to timing of payments partially offset by lower purchases of rental product. The sum of net cash used in operating activities and net cash used in investing activities, as a percentage of revenue, was (15.1)% for the three months ended April 30, 2026 and (9.2)% for the three months ended April 30, 2025.

Net cash (used in) provided by operating activities.    For the three months ended April 30, 2026, net cash provided by operating activities was $(3.8) million, which consisted of a net loss of $(18.9) million, non-cash charges of $18.2 million, the reclassification of the proceeds from the sale of rental product of $6.4 million and a net change of $3.3 million in our operating assets and liabilities. The non-cash items were primarily comprised of $14.0 million of rental product depreciation and write-off expenses, $2.7 million of payment-in-kind interest, $1.5 million of share-based compensation, $(2.2) million of debt discount amortization, and $2.2 million of other fixed and intangible asset depreciation.
For the three months ended April 30, 2025, net cash provided by operating activities was $8.3 million, which consisted of a net loss of $(26.1) million, non-cash charges of $24.1 million, the reclassification of the proceeds from the sale of rental product of $4.9 million, and a net change of $15.2 million in our operating assets and liabilities. The non-cash charges were primarily comprised of $13.0 million of rental product depreciation and write-off expenses, $1.5 million of share-based compensation, $6.9 million of debt discount amortization and $2.7 million of other fixed and intangible asset depreciation.
Net cash (used in) provided by investing activities.    For the three months ended April 30, 2026, net cash used in investing activities was $(9.8) million, primarily consisting of $(15.2) million of purchases of rental product incurred in the period and $(1.4) million of purchases of fixed and intangible assets. The investment in rental product does not include an additional $(6.4) million of cost for units received in the current period but not yet paid for, but does include $1.6 million of cost for units paid for in the current period but received in the prior period (see the Supplemental Cash Flow Information in Part I, Item 1. “Financial Statements (Unaudited)”). The investment in rental product was to support our rental product strategy. The majority of the investment in fixed and intangible assets was primarily related to machinery and equipment. The cash used in investing activities was partially offset by $6.4 million of proceeds from the sale of owned rental product and $0.4 million of proceeds from the liquidation of rental product.

For the three months ended April 30, 2025, net cash used in investing activities was $(14.7) million, primarily consisting of $(19.3) million of purchases of rental product incurred in the period and $(1.2) million of purchases of fixed and intangible assets. The investment in rental product did not include an additional $(11.3) million of cost for units received in the current period but not yet paid for, but did include $2.7 million of cost for units paid for in the current period but received in the prior period (see Supplemental Cash Flow Information in Part I, Item 1. “Financial Statements (Unaudited)”). The investment in rental product was to support our rental product strategy. The majority of the investment in fixed and intangible assets was primarily related to machinery and equipment. The cash used in investing activities was partially offset by $4.9 million of proceeds from sales of owned rental products and $0.9 million of proceeds from the liquidation of rental product.
Net cash provided by (used in) financing activities.    During the three months ended April 30, 2026, net cash used in financing activities was $(0.2) million, consisting of other financing payments and net cash proceeds from the issuance of common stock. During the three months ended April 30, 2025, net cash used in financing activities was $(0.7) million, consisting of other financing payments.
Contractual Obligations and Commitments
As of April 30, 2026, we had approximately $157.1 million of long-term debt, net, none of which matures within the next 12 months. In October 2025, the Company completed the recapitalization transactions to enhance the Company’s financial position and financial flexibility by significantly reducing its existing indebtedness, improving its borrowing rate and extending the maturity of its remaining indebtedness. See “Note 6 - Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information. See “Note 4 – Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements for our minimum fixed lease obligations under existing lease agreements as of April 30, 2026. See “Note 14 - Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for our minimum purchase commitments for technology services as of April 30, 2026.
Critical Accounting Estimates
Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our 2025 Annual Report on Form 10-K. In the three months ended April 30, 2026, there were no material changes to our critical accounting estimates from those discussed in our 2025 Annual Report on Form 10-K except as discussed below.

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

Given the Company’s stock price decline during the first quarter of fiscal year 2026 and fiscal year 2025, the Company concluded a triggering event had occurred and performed an impairment analysis of its long-lived assets as of April 30, 2026 and January 31, 2026. Based on the quantitative assessments performed, undiscounted cash flows expected to be generated by the use and eventual disposition of the Company’s long-lived assets exceeded their carrying values and therefore no impairment was recognized for the three months ended April 30, 2026 and year ended January 31, 2026.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our quantitative and qualitative disclosures about market risk are described under the heading “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report on Form 10-K. In the three months ended April 30, 2026, there were no material changes to our quantitative and qualitative disclosures about market risk from those discussed in our 2025 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of April 30, 2026 because of the material weaknesses in our internal control over financial reporting described below.
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
Material Weaknesses in Internal Control Over Financial Reporting
We identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of April 30, 2026, these material weaknesses remain unremediated.
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
During fiscal year 2025, we established a comprehensive framework for our IT general controls and substantially completed the design of these controls across our key financial systems.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In response to the changing business environment and related inflationary pressure, we have implemented pricing increases and expect to do so in the future if our costs continue to increase. Such price increases may include, but are not limited to, higher Subscription fees and/or Reserve rental fees, new or increased shipping fees, or other types of fees or surcharges. For example, in June 2026, we implemented a new shipping charge on our subscription plans to address rising shipping costs from carriers, which may have a negative impact on subscriber acquisition and retention even though it is intended to be a temporary charge. Such pricing changes may be negatively perceived by customers, particularly in a period of economic uncertainty, and/or may fail to adequately mitigate cost increases we face, and our business and financial results could be harmed. Furthermore, increases in consumer discretionary spending tend to fluctuate and may decrease, particularly if there is a recession, a weaker jobs market, and/or higher inflation leading to increased price sensitivity. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; geopolitical conditions, including wars, terrorism and political tensions; and other major unforeseen events. Although we believe the value proposition of our offering and business model may be strengthened in an inflationary environment where the cost of purchasing clothing and accessories increases, consumer purchases or rental of discretionary items, including the products that we offer, frequently decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.
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
•the perceived value of our offerings, especially in response to price increases and surcharges and changes in the macroeconomic environment;
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

If existing customers no longer find our offerings and products appealing, appropriately priced or easy to use, or if we are unable to provide high-quality support to customers to help them resolve issues in a timely and acceptable manner, they may stop using our offerings, we may experience negative publicity and word-of-mouth and other referrals may be hampered. For example, we implemented a price increase for our Subscription plans and began enforcing a more stringent late fee policy in fiscal year 2025. We also added a new shipping charge on our Subscription plans in June 2026. We anticipate that we will likely increase prices again in the future. If our customers no longer perceive our Subscription plans as appropriately priced and cancel or pause their subscriptions, our business and financial results could be harmed. We are focused on investing in the customer experience and delivering greater value to her, including by nearly doubling our rental product selection in fiscal year 2025 and maintaining these levels in fiscal year 2026, and emphasizing the value proposition of our offering in our marketing materials, among other initiatives; however these or other initiatives to retain customers may not be successful at improving customer satisfaction, subscriber retention and/or revenues and may require additional costs or lead to unanticipated consequences. For example, we may offer discounts to retain subscribers who have heightened price sensitivity and who may not be willing to continue to pay full price for a Subscription. Reductions or changes to when and under what circumstances such Subscription discounts are offered may impact retention. Even if our existing customers continue to find our offerings and products appealing and our customer service satisfactory, they may decide to downgrade to a less frequent, lower cost subscription and/or rent fewer items due to price sensitivity and/or changing demand or other reasons. If customers downgrade their subscriptions or make fewer or lower priced rentals, our financial results could be negatively affected.
We have a history of losses, and we may be unable to achieve or sustain profitability.
We had a net income (loss) of $(18.9) million and $22.6 million for the three months ended April 30, 2026 and year ended January 31, 2026, respectively, and have in the past had net losses. We reported net income for the year ended January 31, 2026 due to the recognition of a Gain on Debt Restructuring of $96.3 million. As of April 30, 2026, we had an accumulated deficit of $(1,119.3) million. Further, for a variety of reasons, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to sustain or increase our profitability.
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

We have not always predicted our customers’ preferences and acceptance levels of our products with accuracy. We may misjudge demand and over or under purchase rental product. In addition, external events may disrupt or change customer preferences and behaviors in ways we are not able to anticipate. Lower availability, including depth and breadth levels, has negatively impacted active subscriber retention in the past. Although we are focused on ensuring that there are adequate quantities of rental product on our site, we plan to acquire fewer rental product units year-over-year in fiscal year 2026 and we expect that new rental product levels will fluctuate quarterly due to the timing of our purchases, seasonality and other factors within or outside of our control, which may negatively impact customer retention and, therefore, revenue. Any decreases in our rental product availability levels or perceived availability levels, including in connection with other business objectives, may negatively impact active subscribers.
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

Our ability to receive inbound products efficiently and ship products to and from customers may be negatively affected by many events outside of our control, including inclement weather, public health crises, governmental regulations, labor disputes and other factors. We are also subject to risks of damage or loss during delivery by our shipping vendors. Customers who do not receive their orders in good condition or on time, or perceive our shipping promise as too slow, often become dissatisfied and even cease using our services, which may adversely affect our business and operating results if the issues become persistent or impact a significant amount of customers. Our shipping vendors have faced and may continue to face increased volumes which, in turn, has caused and could in the future cause a decrease in their service levels, including shipping delays, or result in an increase in their prices. We have experienced increased shipping costs in recent months and years, and these costs may continue to increase in the future, particularly in light of the current macroeconomic landscape and global conflicts. In addition, although we have achieved efficiencies in our supply chain operations in recent years, these efficiencies may not be sustainable or meet our broader business objectives. Increases in shipping costs, in particular for our primary shipping vendor, are likely to result in increased costs to us and adversely impact our business. In addition, significant shipping difficulties or disruptions or any failure by our brand partners or third-party carriers to deliver high-quality products to us or to our customers, as applicable, in a timely manner or to otherwise adequately serve our customers could damage our reputation and brand and may substantially harm our business.
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
We are currently conducting a search for a new permanent CEO and CFO and managing our CEO and CFO transitions with interim leadership. We rely on the experience and expertise of our senior management team, key technical and strategic employees and hourly personnel.
We believe that our success and future growth depend largely upon the leadership and services of our senior management team. From time to time, there have been and may be future changes in our executive management team resulting from the hiring or departure of these executives. Following the recent resignations of our CEO and CFO, we have appointed an interim CEO [and interim CFO] and, ultimately, intend to appoint permanent hires to these roles. If we do not successfully manage these leadership transitions and timely hire new executives, we could experience increased regrettable attrition and fail to achieve our business goals. All employees, including our executive officers are employed on an at-will basis, which means they may terminate their employment with us at any time. Further, in addition to the CEO and CFO transition, uncertainty during the current transition period following the Recapitalization Transactions, including the related Board transitions, or a perception that the new management incentive plan and compensation in general is not sufficiently motivating, could result in regrettable attrition. The loss of additional senior leaders, the failure to appropriately manage the current executive and Board transitions, or the failure of the management team and Board to collaborate effectively and lead our Company could materially harm our business. We do not maintain key man life insurance with respect to any member of management or other employee.

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

Disruptions in the supply chain due to a variety of macroeconomic factors and the recent inflationary environment have increased raw material costs, impacted pricing of our products, and caused shipping delays. In addition to the general uncertainty and overall risk from changes in global trade policies, tariffs, treatises and supply chains, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to such changes. For example, to respond to inflationary and tariff pressures, in August 2025, we implemented increased prices for our Subscription plans and, in June 2026 implemented a new shipping charge for Subscription plans. Any future developments of these issues, or the perception regarding such developments, could increase the costs associated with procuring rental product, negatively impact our brand partners’ business operations which could in turn negatively impact us, reduce the supply of materials used in the design and manufacture of our rental products; and negatively impact customer demand for our products, any of which could have a material adverse effect on our business, financial condition and results of operation.
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

On October 28, 2025, we completed the recapitalization transactions to strengthen our financial position and financial flexibility by significantly reducing our existing indebtedness and adding capital to the business (the “Recapitalization Transactions”). See “Note 3 — Liquidity” and “Note 6 - Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information. We may fail to fully realize the anticipated benefits of the Recapitalization Transactions or such benefits may be short-lived or insufficient for our future needs due to factors within or outside our control. Our ability to continue to grow our business depends, among other things, upon our ability to successfully execute on our business strategies, hire, retain and motivate key talent, obtain financing for our capital needs, scale our systems efficiently and effectively, control costs, comply with our debt covenants, and manage the pressures on our management and administrative, operational and financial infrastructure. If we fail to realize the anticipated benefits of the Recapitalization Transactions, or if those benefits are short-lived or insufficient for our future needs, it could have an adverse effect on our business, financial condition and results of operations.

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

The potential uncertainty and disruption resulting from the Board transition and related changes, along with the ongoing efforts to identify a third Investor Group director, could have an adverse effect on our business, financial condition and results of operations. For more information on the Board transition, see “Note 6 - Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information.

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

As of April 30, 2026, we had $157.1 million aggregate amount of borrowings, consisting of principal and debt (premium) discount under the New Credit Agreement. If we are unable to successfully manage our long-term debt obligations, our liquidity, results of operations, cash flows, and financial condition may be materially adversely impacted. See Risks Related to the Recapitalization Transactions and Note 6 —Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements for more information on our indebtedness and the Recapitalization Transactions.

Our ability to make interest and principal payments and to fund our planned capital expenditures will depend on our ability to generate cash flows. Our ability to generate cash flows is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising or continuously high interest rates. To the extent we are impacted by macroeconomic trends, or other factors, including, but not limited to, lower demand for our business, increased rental product spend or tariffs, we plan to reduce fixed and variable costs accordingly and have established plans to preserve existing cash liquidity, which includes additional reductions to labor, operating expenses, and/or capital expenditures. However, these actions may not provide sufficient incremental liquidity to fund our debt service obligations when they become current. If our cash flows, capital resources and any measures to reduce fixed and variable costs are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt, if needed, will depend on the condition of the capital markets and our financial condition at such time, as well as cooperation with our lender. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot provide assurance that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. If we need to generate additional levels of cash to service our indebtedness or meet our covenant obligations, we may need to undertake additional cost-cutting measures. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See “Note 6 —Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information on our indebtedness and the Recapitalization Transactions.
Our New Credit Agreement contains covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our business, financial condition and results of operations.

The terms of our New Credit Agreement include a number of covenants that limit our ability to (subject to negotiated exceptions), among other things, incur additional indebtedness, incur liens on assets, enter into agreements related to mergers and acquisitions, dispose of assets or pay dividends and make distributions. These and other restrictions may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies which are not subject to such restrictions. See Risks Related to the Recapitalization Transactions and Note 6 —Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements for more information on our indebtedness and the Recapitalization Transactions.
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
We identified material weaknesses in our internal control over financial reporting, as described below. As of April 30, 2026, these material weaknesses remain unremediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, data privacy, data security and data protection, consumer protection, securities, tax, labor and employment, commercial disputes, environmental regulations, and other matters that could adversely affect our business operations and financial condition. For example, on November 14, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the Eastern District of New York against the Company, certain of its officers and directors, and the underwriters of its IPO, entitled Rajat Sharma v. Rent the Runway, Inc., et al. The complaint, which has since been amended, alleges that we violated sections of the Securities Act of 1933, as amended, by making allegedly materially misleading statements, and by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory damages, attorneys’ fees and costs and such other relief as deemed just and proper by the court. See “Note 14, Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for more details about the class action and other matters.

In addition, in recent years, we have seen a rise in the number and potential significance of these disputes and inquiries and evolving areas of focus for regulators and private plaintiffs. For example, there has been an increase in consumer class action lawsuits and mass arbitrations relating to subscription products. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, the costs we incur could be significant and our insurance coverage and assets may be insufficient to cover these cost. Adverse outcomes with respect to claims, litigation or any of these legal proceedings may result in significant settlement costs or judgments, damages, penalties and fines, or require us to modify our products and offerings or other business processes, which could negatively affect our financial performance or our revenue growth and/or cash balances. The results of litigation, investigations, claims, and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition, and results of operations.
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
As of January 31, 2026, we had federal net operating loss carryforwards of $507.3 million, $7.8 million of which will expire at various times through 2038. Furthermore, we had state net operating loss carryforwards of $537.9 million, which will expire at various times through 2045. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. While our U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, the utilization of such losses is subject to limitations. In addition, for state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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
Our insurance coverage may be insufficient to cover all of our liabilities and coverage needs. If our insurance coverage is insufficient for the needs of our business or otherwise or our insurance providers are unable or unwilling to meet their obligations, it could have an adverse effect on our business, financial condition and results of operations and/or we may not be able to mitigate the risks facing our business.
We procure third-party insurance policies that are intended to cover various operations-related risks including employment practices liability, workers’ compensation, property and business interruptions, cybersecurity and data security incidents, crime, directors’ and officers’ liability, and general business liabilities; however our insurance policies may fail to meet all of our coverage needs and liabilities. In addition, we are required to maintain certain levels of insurance coverage in certain commercial agreements, such as our real estate leases, and in our New Credit Agreement; however, we cannot guarantee that we will continue to maintain adequate insurance coverage on favorable terms that meets our contractual obligations. Insurance providers may discontinue their coverage or significantly increase the cost of coverage, and we cannot guarantee that we would be able to secure replacement coverage on reasonable terms or at all. In addition, if our insurance carriers change the terms of our policies in a manner not favorable to us, our insurance and/or liability costs could increase. Further, if the insurance coverage we maintain is not adequate to cover losses that occur, or if we are required to purchase additional insurance for other aspects of our business (including due to contractual requirements), we could be liable for significant additional costs. Additionally, if any of our insurance providers becomes insolvent, it would be unable to pay any operations-related claims that we make.

Insurance providers have also raised premiums, self-insured retentions, and deductibles for many businesses in the past, including ours, and may do so in the future. As a result, our insurance and claims expense could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition, and results of operations could be adversely affected if the cost per claim, premiums, the severity of claims, or the number of claims significantly exceeds our historical experience and coverage limits; we experience a claim in excess of our coverage limits; our insurance providers fail to pay on our insurance claims; we experience a claim for which coverage is not provided; or the number of claims under our deductibles or self-insured retentions differs from historical averages.
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
See Risks Related to the Recapitalization Transactions and “Note 6 - Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information on the Recapitalization Transactions, including the sale and issuance of our common stock.
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

Item 2. Unregistered Sales Of Equity Securities and Use Of Proceeds
Unregistered Sales of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Appointment of Interim Chief Financial Officer

On June 3, 2026, the Company announced the appointment of David Loretta as interim Chief Financial Officer and Treasurer, effective June 8, 2026, to serve until a permanent Chief Financial Officer and Treasurer is appointed. Mr. Loretta, age 58, served as Chief Financial Officer of The Honest Company, Inc., a consumer products company, from September 2023 to June 2025. Prior to that, from July 2017 to September 2023, Mr. Loretta served as Senior Vice President and Chief Financial Officer of Duluth Trading Company, a workwear and accessories company where he led and supported the finance, accounting, audit, inventory planning, real estate, risk management, legal, strategy, and investor relations teams. Prior to joining Duluth, Mr. Loretta founded and operated his own specialty food and beverage business, Pacific Time, LLC, from 2014 to 2016. Prior to that, Mr. Loretta spent more than a decade at Nordstrom, Inc. in various leadership roles from 2000 to 2013, including serving as President and Chief Financial Officer of Nordstrom Bank from 2009 to 2013. During his tenure, Mr. Loretta was responsible for financial reporting, budgeting, forecasting and long-range strategic planning as well as operational leadership. Previously at Nordstrom he served as corporate Vice President and Treasurer from 2005 to 2009 overseeing treasury, investor relations and corporate development. Before Nordstrom, Mr. Loretta was Director of Planning and Analysis for Restoration Hardware, Inc., where he developed a companywide budgeting, forecasting and reporting process for the retail stores, catalog direct mail and e-commerce. Mr. Loretta holds a B.A. from the University of California, Riverside, and an M.B.A. from San Diego State University.

In connection with his temporary employment, Mr. Loretta will be paid an annual base salary of $540,000 and will be eligible to receive bonus compensation under our cash incentive program for fiscal year 2026 with a target cash bonus of 35% of his annual base salary for the current fiscal year, pro-rated based on his tenure with us. Mr. Loretta will be eligible to participate in our benefits as may be offered from time to time to other similarly situated employees. There are no arrangements between Mr. Loretta and any other persons pursuant to which he was appointed to serve as our interim Chief Financial Officer and Treasurer. There are no family relationships between Mr. Loretta and any director or executive officer of the Company, and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Rule 10b5-1 Trading Arrangements

Dhiren Fonseca, Executive Chairman adopted a Rule 10b5-1 trading arrangement on April 24, 2026, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act solely for the sale of the appropriate number of shares of our Class A common stock needed to satisfy minimum required federal, state, local, and foreign income and/or employment taxes in connection with the vesting of restricted stock units and performance stock units. The arrangement does not have a termination date.

On April 17, 2026, Cara Schembri, Chief Legal & Administrative Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act for the sale of up to 20,335 shares of our Class A stock and up to 16,636 restricted stock units (on a net share basis following the vesting, settlement, and sell-to-cover transactions) until April 16, 2027.

Item 6. Exhibits
(a)Exhibits.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing date

3.1	Amended & Restated Certificate of Incorporation	8-K	001-40958	3.1	10/29/2021

3.2	Certificate of Amendment to Twelfth Amended & Restated Certificate of Incorporation	8-K	001-40958	3.1	04/02/2024

3.3	Amended & Restated Bylaws	8-K	001-40958	3.2	10/29/2021
10.1	At-the-Market Sales Agreement, dated as of April 15, 2026, by and between Rent the Runway, Inc. and BTIG, LLC	8-K	001-40958	1.1	04/15/2026
10.2+	Separation, Advisor and Release Agreement, by and between the Company and Ms. Hyman, dated as of May 12, 2026	8-K	001-40958	10.1	05/13/2026
10.3+	Side Letter, by and between the Company, Ms. Hyman and her affiliates, dated as of May 12, 2026	8-K	001-40958	10.2	05/13/2026
10.4+	Statement of Work No. 2 under the Consulting Services Agreement, by and between the Company and Ms. Bariquit, dated as of May 12, 2026	8-K	001-40958	10.3	05/13/2026
10.5+	Statement of Work No. 3 under the Consulting Services Agreement, by and between the Company and Ms. Bariquit, dated as of May 12, 2026	8-K	001-40958	10.4	05/13/2026
10.6+	Form of Performance Stock Unit Award Agreement (Second Amended and Restated 2021 Incentive Award Plan) (Special Executive)					*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

RENT THE RUNWAY, INC.

Date: June 3, 2026	By:	/s/ Siddharth Thacker
Siddharth Thacker
Chief Financial Officer
(Principal Financial and Accounting Officer)