Form 10-Q
period 2026-07-31
Rent the Runway, Inc.
filed 2026-09-11
CIK 1468327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No ☒
The registrant had outstanding 33,774,121 shares of Class A common stock as of September 4, 2026.

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
•Failure to successfully integrate our new CEO, recruit a permanent CFO, and effectively manage these leadership transitions could materially adversely affect our business.
•We face risks associated with our indebtedness and with any future need to raise additional capital, including the risk that new financing or the restructuring or refinancing of our existing indebtedness may not be available on acceptable terms or at all and that our operations may be adversely impacted by the covenants in our current debt agreement or future financing agreements.
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
•We may be unable to successfully implement our business strategy, and changes in market, economic, competitive or other conditions may require us to modify or adapt our strategy.
•Failure to manage our Board-related changes could materially adversely affect our business.
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
•A significant technology disruption or failure, cyberattack or data security incident could adversely affect our business, financial condition and operations.
•We face risks associated with brand and manufacturing partners from whom our products are sourced or co-manufactured.
•We rely on third parties to provide payment processing infrastructure underlying our business. If these third-party providers become unavailable or unavailable on favorable terms, our business could be adversely affected.
•We depend on search engines, social media platforms, mobile application stores, content-based online advertising and other online sources, which may be affected by third-party interference beyond our control and, as we grow, our marketing and/or customer acquisition costs may rise.
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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aims,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, share-based compensation, business strategy and initiatives, including rental product acquisition plans, initiatives, leadership transitions, AI initiatives, business plans, promotional and marketing strategy, anticipated future expenditures, compliance with our debt covenants, liquidity position, market growth and our objectives for future operations.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report for the quarter ended July 31, 2026. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

Part I - Financial Information
Item 1. Financial Statements

RENT THE RUNWAY, INC. Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts, unaudited)

	July 31,	January 31,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$29.0	$50.4
Restricted cash, current	4.0	4.5
Prepaid expenses and other current assets	11.5	11.8
Total current assets	44.5	66.7
Restricted cash	4.2	4.2
Rental product, net	84.1	86.0
Fixed assets, net	22.9	24.0
Intangible assets, net	1.9	2.0
Operating lease right-of-use assets	27.5	29.3
Other assets	7.3	8.8
Total assets	$192.4	$221.0
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4.4	$9.9
Accrued expenses and other current liabilities	36.5	29.1
Deferred revenue	13.0	12.0
Customer credit and gift card liabilities	6.5	6.6
Operating lease liabilities	5.7	5.6
Total current liabilities	66.1	63.2
Long-term debt, net	157.5	156.6
Operating lease liabilities	32.8	35.7
Other liabilities	1.5	1.6
Total liabilities	257.9	257.1
Commitments and Contingencies (Note 14)
Stockholders’ equity (deficit)
Class A common stock, $0.001 par value; 300,000,000 shares authorized as of July 31, 2026 and January 31, 2026; 33,757,416 and 33,390,904 shares issued and outstanding as of July 31, 2026 and January 31, 2026, respectively	—	—
Class B common stock, $0.001 par value; no shares authorized as of July 31, 2026 and 50,000,000 shares authorized as of January 31, 2026; 0 shares issued and outstanding as of July 31, 2026 and January 31, 2026 (1)	—	—
Preferred stock, $0.001 par value; no shares authorized as of July 31, 2026 and 10,000,000 shares authorized as of January 31, 2026; 0 shares issued and outstanding as of July 31, 2026 and January 31, 2026 (1)	—	—
Additional paid-in capital	1,066.7	1,064.3
Accumulated deficit	(1,132.2)	(1,100.4)
Total stockholders’ equity (deficit)	(65.5)	(36.1)
Total liabilities and stockholders’ equity (deficit)	$192.4	$221.0
(1) In July 2026, the Company’s stockholders approved the elimination of the Company’s authorized shares of Class B common stock and preferred stock. See Note 2, “Summary of Significant Accounting Policies” and Note 10, “Stockholders’ Equity” for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Operations
(In millions, except share and per share amounts, unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue:
Subscription and Reserve rental revenue	$83.8	$69.2	$161.5	$131.2
Other revenue	13.9	11.7	26.1	19.3
Total revenue, net	97.7	80.9	187.6	150.5
Costs and expenses:
Fulfillment	23.5	22.5	47.1	42.9
Technology	9.8	9.8	19.2	19.4
Marketing	7.4	7.4	15.4	16.0
General and administrative	23.8	24.6	47.2	45.3
Rental product depreciation and revenue share	38.9	34.1	81.9	61.4
Other depreciation and amortization	2.1	2.6	4.3	5.3
Total costs and expenses	105.5	101.0	215.1	190.3
Operating loss	(7.8)	(20.1)	(27.5)	(39.8)
Interest income / (expense), net	(0.2)	(6.9)	(0.5)	(13.2)
Other income / (expense), net	1.3	0.6	2.4	0.7
Securities litigation expense	(6.1)	—	(6.1)	—
Net loss before income tax benefit / (expense)	(12.8)	(26.4)	(31.7)	(52.3)
Income tax benefit / (expense)	(0.1)	—	(0.1)	(0.2)
Net loss	$(12.9)	$(26.4)	$(31.8)	$(52.5)
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(6.23)	$(0.95)	$(12.49)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	33,576,091	4,237,890	33,501,272	4,203,550
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of April 30, 2026	33,464,771	$—	$1,066.0	$(1,119.3)	$(53.3)
Stock issued under stock incentive plan	292,645	—	—	—	—
Share-based compensation expense	—	—	0.7	—	0.7
Net loss	—	—	—	(12.9)	(12.9)
Balances as of July 31, 2026	33,757,416	$—	$1,066.7	$(1,132.2)	$(65.5)

Balances as of April 30, 2025	3,981,495	$—	$942.0	$(1,149.1)	$(207.1)
Stock issued under stock incentive plan	73,263	—	—	—	—
Share-based compensation expense	—	—	1.4	—	1.4
Net loss	—	—	—	(26.4)	(26.4)
Balances as of July 31, 2025	4,054,758	$—	$943.4	$(1,175.5)	$(232.1)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In millions, except share amounts, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of January 31, 2026	33,390,904	$—	$1,064.3	$(1,100.4)	$(36.1)
Stock issued under stock incentive plan	321,154	—	—	—	—
Stock issued related to the ATM offering, net of issuance costs	45,358	—	0.2	—	0.2
Share-based compensation expense	—	—	2.2	—	2.2
Net loss	—	—	—	(31.8)	(31.8)
Balances as of July 31, 2026	33,757,416	$—	$1,066.7	$(1,132.2)	$(65.5)

Balances as of January 31, 2025	3,916,932	$—	$940.5	$(1,123.0)	$(182.5)
Stock issued under stock incentive plan	137,826	—	—	—	—
Share-based compensation expense	—	—	2.9	—	2.9
Net loss	—	—	—	(52.5)	(52.5)
Balances as of July 31, 2025	4,054,758	$—	$943.4	$(1,175.5)	$(232.1)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Six Months Ended July 31,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(31.8)	$(52.5)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Rental product depreciation and write-offs	20.8	21.6
Write-off of rental product sold	7.7	7.5
Other depreciation and amortization	4.3	5.3
Proceeds from rental product sold	(13.3)	(11.8)
(Gain) / loss from liquidation of rental product	0.1	(0.4)
Accrual of paid-in-kind interest	5.4	7.2
Amortization of debt (premium) discount	(4.5)	3.0
Share-based compensation expense	2.2	2.9
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	0.3	(3.2)
Operating lease right-of-use assets	1.8	1.4
Other assets	1.5	(1.2)
Accounts payable, accrued expenses and other current liabilities	2.5	18.7
Deferred revenue and customer credit liabilities	0.9	1.3
Operating lease liabilities	(2.8)	(2.2)
Other liabilities	(0.1)	0.2
Net cash (used in) provided by operating activities	(5.0)	(2.2)
INVESTING ACTIVITIES
Purchases of rental product	(27.7)	(42.0)
Proceeds from liquidation of rental product	0.8	1.6
Proceeds from sale of rental product	13.3	11.8
Purchases of fixed and intangible assets	(3.0)	(2.1)
Net cash (used in) provided by investing activities	(16.6)	(30.7)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	0.2	—
Other financing payments	(0.5)	(1.4)
Net cash (used in) provided by financing activities	(0.3)	(1.4)
Net (decrease) increase in cash and cash equivalents and restricted cash	(21.9)	(34.3)
Cash and cash equivalents and restricted cash at beginning of period	59.1	86.5
Cash and cash equivalents and restricted cash at end of period	$37.2	$52.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RENT THE RUNWAY, INC. Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Six Months Ended July 31,
	2026	2025
Supplemental Cash Flow Information:
Cash payments (receipts) for:
Interest paid on loans	$2.8	$—
Fixed operating lease payments, net	5.9	5.7
Fixed assets and intangibles received in the prior period	0.2	—
Rental product received in the prior period	1.6	2.7
Non-cash financing and investing activities:
Purchases of fixed assets and intangibles not yet settled	$0.3	$0.1
Purchases of rental product not yet settled	1.4	4.4
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
The results for the three and six months ended July 31, 2026 are not necessarily indicative of the operating results expected for the year ending January 31, 2027 or any future period. The condensed consolidated balance sheet as of January 31, 2026 is derived from the audited consolidated financial statements. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Accordingly, the unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended January 31, 2026 which can be found in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2026.

Common and Preferred Stock

In July 2026, the Company’s stockholders approved the elimination of the Company’s authorized shares of Class B common stock and preferred stock. Prior to the elimination, the Company had 50,000,000 authorized shares of Class B common stock and 10,000,000 authorized shares of preferred stock. There were no shares of Class B common stock and no shares of preferred stock issued or outstanding. The Company filed the Thirteenth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on July 15, 2026 to implement the elimination of authorized Class B common stock and preferred stock.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements

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
As of July 31, 2026, the effects of the macroeconomic environment on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As additional information becomes available, the Company’s estimates may change materially in future periods.
Concentrations of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash investments with high credit quality financial institutions. The Company believes no significant credit risk exists with respect to these financial instruments.
No single customer accounted for more than 5% of the Company’s revenue during the three or six months ended July 31, 2026 and 2025.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements

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

Cash, Cash Equivalents and Restricted Cash

The Company had restricted cash balances for cash collateralized standby letters of credit as of July 31, 2026 and January 31, 2026 of $8.2 million and $8.7 million, respectively, primarily to satisfy security deposit requirements on its leases, as well as for rental product purchases and credit card transactions.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s Condensed Consolidated Balance Sheets, which sum to the total of the same amounts shown in the Company’s Condensed Consolidated Statements of Cash Flows (in millions):

	July 31,	January 31,
	2026	2026
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$29.0	$50.4
Restricted cash, current	4.0	4.5
Restricted cash, noncurrent	4.2	4.2
Total cash and cash equivalents and restricted cash	$37.2	$59.1

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of insurance receivable, shipping rebates, accounts receivable, net, prepaid insurance, and other prepaid expenses incurred in the normal course of business. Insurance receivable was $2.9 million as of July 31, 2026.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements

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
Once it is no longer considered rentable, rental product in a sellable condition is classified as held for sale and written down to salvage value. The value of rental product held for sale as of July 31, 2026 and January 31, 2026 was $1.6 million and $1.8 million, respectively. The accelerated depreciation related to rental product held for sale was $0.7 million and $1.5 million for the three months ended July 31, 2026 and 2025, respectively, and $1.4 million and $3.0 million for the six months ended July 31, 2026 and 2025, respectively. The accelerated depreciation is presented on the condensed consolidated statements of operations within Rental product depreciation and revenue share.
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
The purchases of rental product as well as the proceeds from the sale and liquidation of rental product are classified as cash flows from investing activities on the condensed consolidated statements of cash flows because the predominant activity of the rental product purchased is to generate rental revenue and such classification is consistent with the classification of long-term asset activity. Proceeds from the sale of rental product were $13.3 million and $11.8 million for the six months ended July 31, 2026 and 2025, respectively. Proceeds from the liquidation of rental product, net of costs to sell, were $0.8 million and $1.6 million for the six months ended July 31, 2026 and 2025, respectively.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements

Revenue Recognition
Subscription and a-la-carte rental fees (“Subscription and Reserve rental revenue”) are recognized in accordance with Leases, Topic 842 (“ASC 842”). Other revenue, primarily related to the sale of rental product, is recognized under Revenue from Contracts with Customers, Topic 606 (“ASC 606”) at the date of delivery of the product to the customer. Other revenue represented 14% and 14% of total revenue for the three months ended July 31, 2026 and 2025, respectively, and 14% and 13% of total revenue for the six months ended July 31, 2026 and 2025, respectively. Sales of rental product to customers within Other revenue represented 14% and 13% of total revenue for the three and six months ended July 31, 2026, respectively. Sales of rental product to customers within Other revenue represented 13% and 11% of total revenue for the three and six months ended July 31, 2025, respectively.
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
The Company issued gift cards and customer credits during the six months ended July 31, 2026 and the years ended January 31, 2026 and 2025. In the year ended January 31, 2026, the Company modified its arrangement with its third-party gift card partner. Under the current model, the partner maintains the legal obligation to the holder and holds the associated cash until the customer applies the gift card to their Rent the Runway account. Upon application, the gift card is converted into a customer credit, at which point the Company recognizes a liability and corresponding receivable from the partner. In the year ended January 31, 2025, the Company operated under a different model with the same third-party gift card partner where the Company received cash and recognized a liability at the time of gift card issuance. The gift cards issued during the six months ended July 31, 2026 and the years ended January 31, 2026 and 2025 were immaterial to the Company’s condensed consolidated financial statements. Upon redemption of the gift card or credit, revenue is recognized in line with the customer’s rental or item purchase. The Company’s gift card liability and customer credit liability are presented within Customer credit and gift card liabilities on the Condensed Consolidated Balance Sheets. During the three months ended July 31, 2026 and 2025, $0.4 million and $0.3 million of credits included in the customer credit liability as of April 30, 2026 and 2025, respectively, were redeemed. During the six months ended July 31, 2026 and 2025, $0.7 million and $0.6 million of credits included in the customer credit liability as of January 31, 2026 and 2025, respectively, were redeemed. Gift cards and customer credits do not have expiration dates. Over time, a portion of these instruments is not redeemed. The Company recognizes breakage income related to these instruments based on the redemption pattern method. The Company continues to maintain the full liability for the unredeemed portion of the gift cards and credits when the Company has any legal obligation to remit such credits to government authorities in relevant jurisdictions.
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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements

The Company accrues for credits and refunds issued subsequent to the balance sheet date that relate to rentals prior to the balance sheet date. These amounts were not material as of July 31, 2026 and January 31, 2026.
Other Revenue
Other revenue consists primarily of revenue from the sale of rental product. The Company recognizes revenue from the sale of rental product in accordance with ASC 606. Sale of rental product occurs when a customer purchases rental product at a discounted price, calculated as a percentage of retail value. Payment is due upon order confirmation and there is no financing component. The single performance obligation associated with rental product sales is generally satisfied upon delivery of the rental product to the customer. The Company does not have any material contractual receivables, assets or liabilities with respect to other revenue as of July 31, 2026 and January 31, 2026.
From time to time, other revenue may include revenue generated from pilots and other growth initiatives which may cause quarterly fluctuations in the Other revenue line.
Share-Based Compensation
The Company recognizes all employee share-based compensation as an expense in the condensed consolidated financial statements. Equity classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service period of the award. Determining the fair value of options at the grant date requires judgment, including the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividend yield. The fair value of common stock is based on the closing price of the common stock on the date of grant as reported on Nasdaq. Upon grant of awards, the Company also estimates an amount of forfeitures that will occur prior to vesting. There were no stock options granted during the three and six months ended July 31, 2026 and 2025.

The Company has granted two types of restricted stock units denominated in shares of Class A common stock: RSUs which vest upon satisfaction of time-based service conditions and performance-based RSUs (“PSUs”) which will vest upon satisfaction of time-based service and performance-based conditions. We also grant certain PSUs to certain executives which also include market-based conditions. The Company records share-based compensation expense for these RSUs on a straight-line basis over the requisite service period. Stock-based compensation expense for PSUs with performance-based conditions will be recognized based on estimated performance against established performance targets and revisions will be recorded as a cumulative adjustment to earnings in the period of the revision. For PSUs with market-based conditions, the grant date fair value is determined using a valuation model that incorporates the probability of achieving the market condition, and expense is recognized over the requisite service period. The Company also estimates an amount of forfeitures that will occur prior to vesting. See “Note 11—Share-based Compensation Plans” for a description of the accounting for share-based awards.

Interest Income and Expense
Interest income and expense consist primarily of interest on the Company’s debt facility, debt discount (premium) amortization, and financing lease interest expense offset by interest income earned. The Company recognized interest and debt discount (premium) amortization expense of $0.4 million and $7.2 million during the three months ended July 31, 2026 and 2025, respectively, and $0.9 million and $14.2 million during the six months ended July 31, 2026 and 2025, respectively.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements

Interim Impairment Evaluation
During the six months ended July 31, 2026 and year ended January 31, 2026, the Company concluded a triggering event had occurred during the first and second quarters of fiscal year 2026 and fiscal year 2025 due to a decline in the Company’s stock price. For the six months ended July 31, 2026 and year ended January 31, 2026, the Company performed a quantitative assessment and concluded the undiscounted cash flows expected to be generated by the use and/or eventual disposition of the Company’s long-lived assets exceeded their carrying values. Therefore, no impairment was recognized for the six months ended July 31, 2026 and year ended January 31, 2026.
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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements

3.Liquidity
The Company has incurred net losses of $(12.9) million and $(31.8) million for the three and six months ended July 31, 2026, respectively. The Company has incurred significant recurring net operating losses since inception and has an accumulated deficit of $(1,132.2) million as of July 31, 2026. The Company has historically relied on debt and equity financing to fund its operations. The Company’s principal sources of liquidity are existing cash and cash equivalents and cash flows from operating activities. There is no remaining borrowing availability under the Company’s New Credit Agreement, as defined below. The Company’s cash flows (used in) provided by operations for the six months ended July 31, 2026 were $(5.0) million compared to $(2.2) million for the six months ended July 31, 2025. Cash out flows from investing activities for the six months ended July 31, 2026 were $(16.6) million compared to $(30.7) million for the six months ended July 31, 2025. The decrease in cash flows (used) in investing activities during the six months ended July 31, 2026 as compared to the six months ended July 31, 2025 was due to a strategic, intentional increase in rental product purchases during fiscal year 2025. As of July 31, 2026, the Company held cash and cash equivalents of $29.0 million and long-term debt of $157.5 million with a maturity date in October 2029.
The Company experienced net operating losses for the last three years and an increase in such losses during the year ended January 31, 2026 as compared to the year ended January 31, 2025. The Company also experienced positive cash flows from operations in fiscal years 2025 and 2024, though it continued to have cash outflows related to its investing activities. To the extent the Company is impacted by macroeconomic trends, or other factors, including, but not limited to, lower demand for our business, increased rental product costs, or tariffs, the Company plans to preserve liquidity by reducing fixed and variable costs, which may include additional reductions to labor, operating expenses, and/or capital expenditures. However, these actions may not provide sufficient incremental liquidity to fund the Company’s long-term obligations.

See “Note 6 - Long-Term Debt” for a description of the Company’s Recapitalization Transactions completed in October 2025. On January 28, 2026, the Company entered into the First Amendment to the New Credit Agreement (the “First Amendment”), which permanently removed the minimum liquidity maintenance covenant. The Second Amendment to the New Credit Agreement (the “Second Amendment”) was executed on April 1, 2026 and provides the Company with the ability to capitalize interest in lieu of cash payments until May 3, 2027. On September 1, 2026, the Company entered into the Third Amendment to the New Credit Agreement (the “Third Amendment”). The Third Amendment provides an additional $10.0 million of new term loans from the Investor Group (as defined below) to support the Company’s working capital needs and other general corporate purposes and improve its overall liquidity. The Company expects that its existing resources and future cash flows from operations and cash and cash equivalents, will provide it with sufficient liquidity to meet its obligations for at least the next twelve months from the issuance date of these financial statements. The Company plans to explore additional funding sources to increase liquidity and strengthen its balance sheet. However, there can be no assurance plans will be completed.

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
The following table summarizes the Company’s minimum fixed lease obligations under existing agreements as a lessee, excluding variable payments and short-term lease payments, as of July 31, 2026:

	Operating	Financing
Fiscal year:
2026	$5.7	$0.1
2027	11.3	0.2
2028	11.4	0.2
2029	10.0	0.1
2030	6.9	0.1
Thereafter	11.9	0.2
Total minimum lease payments	57.2	0.9
Imputed interest	(18.7)	(0.2)
Lease liabilities as of July 31, 2026	$38.5	$0.7

Amortization of financing lease right-of-use assets were $0.1 million and $0.2 million for the six months ended July 31, 2026 and 2025, respectively.
5.Rental Product, Net
Rental product, net consisted of the following:

	July 31,	January 31,
	2026	2026

Apparel	$156.0	$155.5
Accessories	4.4	4.7
	160.4	160.2
Less: accumulated depreciation	(76.3)	(74.2)
Rental product, net	$84.1	$86.0
Depreciation and write-offs related to rental product, including write-offs of rental products sold, was $14.7 million and $15.9 million for the three months ended July 31, 2026 and 2025, respectively, and $28.5 million and $29.1 million for the six months ended July 31, 2026 and 2025, respectively.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements

6.Long-Term Debt
Summary
The following table summarizes the Company’s long-term debt outstanding as of July 31, 2026 and January 31, 2026:

	July 31,	January 31,
	2026	2026

Debt Facility principal outstanding	$120.0	$120.0
Add: payment-in-kind interest	5.4	—
Add: unamortized debt premium	32.1	36.6
Debt Facility, net	157.5	156.6
Less: current portion of long-term debt	—	—
Total noncurrent long-term debt	$157.5	$156.6
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
The New Credit Agreement requires the Company to comply with specified non-financial covenants including, but not limited to, restrictions on the incurrence of debt, payment of dividends, making of investments, sale of assets, mergers and acquisitions, modifications of certain agreements and its fiscal year, and granting of liens. Term loans under the New Credit Agreement will mature on October 28, 2029, and will bear interest, at the Company’s option, at either (i) a bank reference rate, plus 4.00% or (ii) term SOFR plus 5.00%, in each case per annum. The New Credit Agreement contains various events of default, the occurrence of which could result in the acceleration of obligations under the facility. The New Credit Agreement also modified the prior credit agreement in certain respects, including by temporarily reducing the minimum liquidity maintenance covenant from $30 million to $15 million during the period from October 28, 2025 until February 20, 2027, which would revert thereafter to $30 million.
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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements

On January 28, 2026, the Company entered into the First Amendment to the New Credit Agreement. The First Amendment removed the minimum liquidity maintenance covenant. On April 1, 2026, the Company entered into the Second Amendment to the New Credit Agreement. The Second Amendment provides the Company with the ability to capitalize interest in lieu of cash payments until May 3, 2027. Pursuant to the Second Amendment, from April 1, 2026 to May 3, 2027, interest payable on the term loans under the New Credit Agreement will be capitalized and added to the principal amount of the term loan outstanding at the end of each fiscal quarter. This transaction was accounted for as a debt modification. The effective interest rate of the new term loans issued to the Lender as of July 31, 2026 was 0.48%. The effective interest rate of the new term loans issued to Nexus and STORY3 as of July 31, 2026 was 9.63%. On September 1, 2026, the Company entered into the Third Amendment to the New Credit Agreement. The Third Amendment provides an additional $10.0 million of new term loans from the Investor Group.
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
The amount of unrecognized tax benefits as of July 31, 2026 and January 31, 2026 was $1.1 million and $1.1 million, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of unrecognized benefits relating to the Company’s tax position is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations.
8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	July 31,	January 31,
	2026	2026
Revenue share payable	$13.7	$11.5
Accrued securities litigation expense	9.0	—
Accrued operating and general expenses	8.8	8.6
Accrued payroll related expenses	2.6	3.5
Accrued interest	—	2.8
Sales and other taxes	2.4	2.3
Short-term financing	—	0.4
Accrued expenses and other current liabilities	$36.5	$29.1
The borrowing rate for the short-term financing obligation was 8.00% as of January 31, 2026.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements

9.Fair Value Measurements
As of July 31, 2026 and January 31, 2026, the carrying amounts of the Company’s cash and cash equivalents, current and noncurrent restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximated their estimated fair value due to their relatively short maturities.
The Company’s long-term debt is reported at carrying value on the Condensed Consolidated Balance Sheets. See “Note 6 — Long-Term Debt”. The Company estimates the fair value of its long-term debt using a Black-Derman-Toy (BDT) model based on the Company’s implied credit spread using the lower end of option adjusted spreads for similar financial instruments with similar credit ratings, and, as such, long-term debt is classified as Level 3 within the fair value hierarchy. As of July 31, 2026, the estimated fair value of the Company’s long-term debt was $115.9 million.
10.Stockholders’ Equity

ATM Offering

On April 15, 2026, the Company entered into an at-the-market sales agreement for the sale of shares of the Company’s Class A common stock (the “ATM offering”). During the six months ended July 31, 2026, the Company sold 45,358 shares of Class A common stock at a weighted average price of $5.52 per share for proceeds of $0.2 million, net of commissions of 3% and allocated equity issuance costs. The Company sold no shares during the three months ended July 31, 2026. The Company may sell shares up to an aggregate offering price of $40 million. As of the date of this Form 10-Q, the Company’s public float was less than $75 million. As a result, the Company is subject to the limitations of General Instruction I.B.6 to Form S-3 until such time as the Company’s public float exceeds $75 million, which means the Company only has the capacity to sell shares up to one-third of its public float under its registration statement on Form S-3, including the ATM offering, in any 12-month period.

Rights Offering

See “Note 6 - Long-Term Debt” and “Note 12 - Net Loss per Share Attributable to Common Stockholders” for information regarding the rights offering.

Common Stock
Holders of Class A common stock are entitled to one vote per share, as well as dividends if and when declared by the Board and, upon liquidation, dissolution, winding up or other liquidation event of the Company, all assets available for distribution to common stockholders. There are no redemption provisions with respect to common stock.

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

In July 2026, the Company’s stockholders approved the elimination of the Company’s authorized shares of Class B common stock. Prior to the elimination, the Company had 50,000,000 authorized shares of Class B common stock and no shares were issued or outstanding. See “Note 2 - Summary of Significant Accounting Policies” for more information.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements

Preferred Stock
In July 2026, the Company’s stockholders approved the elimination of the Company’s authorized shares of preferred stock. Prior to the elimination, the Company had 10,000,000 authorized shares of preferred stock and no shares were issued or outstanding. See “Note 2 - Summary of Significant Accounting Policies” for more information.

Warrants
As of July 31, 2026 and January 31, 2026, the Company had the following outstanding warrants:

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
As of July 31, 2026 and January 31, 2026, all outstanding warrants were equity-classified and recorded as additional paid-in capital. Equity-classified contracts are not subsequently remeasured unless reclassification is required from equity to liability classification.
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
11.Share-based Compensation Plans

2009 Stock Incentive Plan and 2019 Stock Incentive Plan
In 2009, the Company adopted its stock incentive plan (the “2009 Plan”) to grant equity to employees and service providers. In 2019, the Company adopted a new stock incentive plan (the “2019 Plan”) which replaced the 2009 Plan. The Company has granted RSUs and stock options, each of which is settleable in shares. Options are generally granted for a 10-year term, and generally vest and become fully exercisable over four years of service. While no shares are available for future issuance under the 2009 Plan or the 2019 Plan, they continue to govern outstanding equity awards granted thereunder. Outstanding awards granted under the 2009 Plan and 2019 Plan are exercisable for or settled in shares of Class A common stock. There are no outstanding RSUs under the 2009 Plan and 2019 Plan as of July 31, 2026. There will not be any further equity grants under the 2009 and 2019 Plans.

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
Second Amended and Restated 2021 Incentive Award Plan

In October 2025, the Company’s stockholders approved the Second Amended and Restated 2021 Incentive Award Plan (the “Amended 2021 Plan”), which the Board approved in September 2025, to increase the number of shares of Class A common stock reserved for issuance thereunder by 6,130,499 shares of Class A common stock and to extend the expiration date to the tenth anniversary of the closing date, October 28, 2035. Further, on July 14, 2026, the Company’s stockholders approved an amendment to increase the number of shares of Class A common stock reserved for issuance thereunder by 3,899,439 shares of Class A common stock, which the Board approved on December 15, 2025. As of July 31, 2026, there were 6,365,246 shares of Class A common stock available for issuance under the Amended 2021 Plan. RSUs granted under the Amended 2021 Plan generally vest over a four-year period and PSUs vest based on the satisfaction of time-vesting requirements, achievement of performance targets, and market-based conditions where applicable. The PSU awards have been included assuming payout at target level. There will not be any further equity grants of Class B common stock. Shares of Class B common stock are not available for issuance under the Amended 2021 Plan.
In addition, we have granted RSUs outside of the Amended 2021 Plan in reliance on the employment inducement award exemption set forth in Nasdaq Listing Rule 5635(c)(4). These RSUs are generally subject to the terms of the Amended 2021 Plan and vest over a four-year period.
The grant date fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The option pricing model considers several variables and assumptions in estimating the fair value of share-based awards. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. There were no stock options granted during the six months ended July 31, 2026 or year ended January 31, 2026.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements

Stock Options
Stock option activity during the period indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balances as of January 31, 2026	12,089	$175.64	2.55	$—
Granted	—	—
Exercised	—	—
Forfeited	(3,482)	144.31
Balances as of July 31, 2026	8,607	$188.32	2.66	$—
Exercisable as of July 31, 2026	8,607	$188.32	2.66	$—

During the year ended January 31, 2024, the Company completed an option exchange designed to incentivize and retain employees, directors and other service providers by providing the ability to exchange outstanding stock options for RSUs representing the right to receive Class A common stock. Stock options relating to 331,370 shares of Class A and Class B common stock were forfeited in exchange for 132,546 RSUs which generally vest over two years. The Company recognized $0.8 million of incremental stock compensation expense from the RSUs granted as a result of the option exchange over the two year vesting period.

The Company currently uses authorized and unissued shares to satisfy the exercise of stock option awards.
RSUs
RSUs activity during the period indicated is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of January 31, 2026	2,343,505	$8.38
Granted	1,338,995	5.05
Vested/Released	(321,154)	7.34
Forfeited	(961,527)	6.65
Unvested and outstanding as of July 31, 2026	2,399,819	$7.35
As of July 31, 2026, there was $5.8 million of unrecognized compensation cost related to RSUs granted that is expected to be recognized over a weighted average period of 3 years. Of the total unrecognized compensation cost, an immaterial amount related to RSUs granted as a result of the option exchange.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements

Performance RSUs
Fiscal Year 2026
During the three and six months ended July 31, 2026, the Company granted 100,000 and 2,105,988 PSU awards, respectively. The awards were granted to employees and non-employees and vest upon the satisfaction of performance-based and market conditions, subject to continued service through such date. The performance-based condition requires the occurrence of a liquidity event, which is not considered probable as of July 31, 2026. The awards also include a market condition based on achieving a target equity value of the Company. The performance condition is applicable through October 28, 2029, after which time the awards vest solely on the market condition, which is assessed as of October 28, 2029 and as of each subsequent fiscal quarter. Share-based compensation expense related to these awards was nominal for the three and six months ended July 31, 2026. During the three and six months ended July 31, 2026, 2,005,988 PSU awards were forfeited. The PSU awards have been excluded from the calculation of weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted, as the performance-based and market conditions have not been met.
During the three and six months ended July 31, 2026, the Company’s Board of Directors approved 316,100 PSU awards for employees, which vest based upon the attainment of performance targets and metrics to be set by the Board. These awards were not deemed granted during the three and six months ended July 31, 2026 as the performance metrics and targets have not been established. The Company recognized no share-based compensation expense for such PSU awards during the three and six months ended July 31, 2026 as the performance metrics and targets had not yet been established. During the three and six months ended July 31, 2026, 10,000 PSU awards were cancelled. The PSU awards have been excluded from the calculation of weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted, as the performance-based condition has not been met. The PSU awards may vest up to 200% of the number of awards granted based on the achievement of performance targets.
Fiscal Year 2025
PSU awards require the achievement of certain performance targets established by the Company’s Board of Directors during a three-year performance period. PSU awards vest following the last day of the performance period, subject to continued employment through such date. Share-based compensation expense is recognized based on the Company’s best estimate of expected performance.

During the year ended January 31, 2026, the Company’s Board of Directors approved 2,206,540 PSU awards for employees. These awards were not deemed granted during the three and six months ended July 31, 2026 and year ended January 31, 2026 as the performance metrics and targets have not been established. There were no PSU awards granted prior to fiscal year 2025. The Company recognized no share-based compensation expense for the PSU awards during the three and six months ended July 31, 2026 and year ended January 31, 2026 as the performance metrics and targets have not been established or met. During the three and six months ended July 31, 2026, 1,243,365 and 1,275,458 PSU awards were forfeited, respectively. The PSU awards have been excluded from the calculation of weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted, as the performance-based condition has not been met. The PSU awards may vest up to 200% of the number of awards granted based on the achievement of performance targets.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements

Share-Based Compensation Summary
The classification of share-based compensation for the three and six months ended July 31, 2026 and 2025, respectively, presented within each line item of the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Technology	$0.1	$0.2	$0.3	$0.5
Marketing	—	—	—	—
General and administrative	0.6	1.2	1.9	2.4
Total share-based compensation	$0.7	$1.4	$2.2	$2.9

The Company recognized an immaterial amount of share-based compensation expense during the three and six months ended July 31, 2026, respectively, on the RSUs granted as a result of the option exchange discussed above. The Company recognized $0.3 million and $0.7 million of share-based compensation expense during the three and six months ended July 31, 2025, respectively, on the RSUs granted as a result of the option exchange discussed above.
12.Net Loss per Share Attributable to Common Stockholders
The Company computed net loss per share attributable to common stockholders under the two-class method required for multiple classes of common stock and participating securities for the three and six months ended July 31, 2025. The rights of the Class A common stock and Class B common stock were substantially identical, other than voting rights. Accordingly, the net loss per share attributable to common stockholders was the same for Class A and Class B common stock on an individual or combined basis. In July 2026, the Company’s stockholders approved the elimination of the Company’s authorized shares of Class B common stock. See “Note 2 - Summary of Significant Accounting Policies” for more information. The Company completed a rights offering in October 2025. As the exercise price for the rights offering was lower than the Company’s stock price, the rights offering contained a bonus element similar to a stock dividend. The Company adjusted the weighted-average shares used in computing net loss per share to reflect the bonus element for the second quarter of fiscal year 2025.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(12.9)	$(26.4)	$(31.8)	$(52.5)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	33,576,091	4,237,890	33,501,272	4,203,550
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(6.23)	$(0.95)	$(12.49)
As the Company incurred net losses for the three and six months ended July 31, 2026 and 2025, weighted-average basic shares and weighted-average diluted shares outstanding are equal for these periods.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements

13.Related Party Transactions
As of July 31, 2026, the Company had outstanding long-term debt, net of $157.5 million with the Investor Group. The debt is presented as Long-term debt, net on the Condensed Consolidated Balance Sheets. The Investor Group held 84% of the voting power of the Company’s outstanding Class A Common Stock as of July 31, 2026. The Company recognized a nominal amount of interest expense related to the $10.0 million of new term loans held by other members of the Investor Group during the three and six months ended July 31, 2026. The Company recognized $2.7 million and $5.4 million of paid-in-kind interest during the three and six months ended July 31, 2026, respectively. On January 28, 2026, the Company entered into the First Amendment to the New Credit Agreement. The First Amendment removed the minimum liquidity maintenance covenant. On April 1, 2026, the Company entered into the Second Amendment to the New Credit Agreement. The Second Amendment provides the Company with the ability to capitalize interest in lieu of cash payments until May 3, 2027. On September 1, 2026, the Company entered into the Third Amendment to the New Credit Agreement. The Third Amendment provides an additional $10.0 million of new term loans from the Investor Group. See “Note 6 - Long-Term Debt” for additional information.
14.Commitments and Contingencies
See “Note 2 - Summary of Significant Accounting Policies” for information regarding the Company’s restricted cash balances.

The Company had the following non-cancelable minimum purchase commitments related to technology services as of July 31, 2026:

Commitment
Fiscal year:
2026	$4.3
2027	4.2
Commitments as of July 31, 2026	$8.5

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements

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

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements

On September 12, 2025, the Court issued an order granting in part and denying in part defendants’ motion for reconsideration, dismissing all remaining claims except those based on fulfillment costs. Following the order, defendants filed their answers to the amended complaint on October 6, 2025. On October 16, 2025, defendants requested, per the Court’s rules, a pre-motion conference in connection with their anticipated motion for judgment on the pleadings, which plaintiffs opposed. On October 24, 2025, the Court ordered briefing on defendants’ motion for judgment on the pleadings. On November 12, 2025, plaintiffs filed a letter motion seeking an order allowing discovery to proceed during the pendency of defendants’ motion for judgment on the pleadings, which defendants opposed on November 21, 2025. On December 3, 2025, the Court issued an order directing a limited “second phase” of discovery to proceed pending the outcome of defendants’ motion for judgment on the pleadings, focusing on a limited category of information appropriately cabined by the scope of plaintiffs’ remaining claims. On February 17, 2026, the parties submitted a joint letter to the court concerning plaintiffs’ request for further discovery. On March 3, 2026, the court issued an order requiring that, by March 31, 2026, the Company produce those documents it proposed to produce as part of the “second phase” discovery and rejected plaintiffs’ request for additional documents. The Company completed production of “second phase” documents on March 31, 2026. On May 19, 2026, the parties submitted a joint request to the court to stay all proceedings in the matter pending conclusion of the parties’ mediation process. On May 20, 2026, the court temporarily stayed the case until July 13, 2026 and directed the parties to file a status letter or stipulation of dismissal if settlement is reached by July 14, 2026. Thereafter, the parties kept the Court informed of the progress of their discussions and requested that all proceedings be stayed pending the Court’s consideration of a proposed settlement. On August 7, 2026, the Court administratively terminated Defendants’ pending motion for judgment on the pleadings without prejudice to its renewal should settlement not be consummated and directed lead plaintiffs to file their motion for preliminary approval of the proposed settlement by August 28, 2026, which date was later extended until September 3, 2026.
On September 3, 2026, the Company entered into a Stipulation and Agreement of Settlement (the “Stipulation of Settlement”) to settle the Securities Action. The Stipulation of Settlement has been attached as an exhibit to the motion for preliminary approval of the proposed settlement, filed by the lead plaintiffs with the Court on September 3, 2026. On September 10, 2026, the Court granted preliminary approval of the settlement. The preliminary approval order set a hearing on December 15, 2026 to consider final approval of the settlement.
Pursuant to the Stipulation of Settlement, the parties have agreed to resolve all claims brought against the defendants, subject to certain conditions including the approval of the Court. The Stipulation of Settlement provides that the Company shall pay, or shall cause to be paid, total settlement consideration with an aggregate value of $9.0 million (the “Settlement Amount”), consisting of (i) $6.0 million in cash (the “Cash Settlement Amount”), and (ii) shares of the Company’s Class A common stock, with an aggregate value of $3.0 million (the “Stock Component Amount”) (of which the Company may, in its sole discretion, pay all or a portion in cash instead). The Cash Settlement Amount will include a contribution of approximately $3.1 million from the Company and a contribution of approximately $2.9 million from the Company’s insurers. The Stipulation of Settlement contemplates that the resolution of the matter would be without any admission of liability, wrongdoing, damages, negligence, or fault by the Company.
The proposed settlement is subject to, among other things, final approval by the Court. There can be no assurance that the Court will approve the proposed settlement on its current or any other terms. If the Court provides final approval of the settlement, the settlement would resolve all claims asserted against the Company in the lawsuit.

RENT THE RUNWAY, INC. Notes to Condensed Consolidated Financial Statements

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
15.Subsequent Events

On September 1, 2026, the Company entered into the Third Amendment to the New Credit Agreement. The Third Amendment provides an additional $10.0 million of new term loans from the Investor Group, the proceeds of which will be used for working capital and other general corporate purposes.

On September 3, 2026, the Company entered into a Stipulation and Agreement of Settlement (the “Stipulation of Settlement”) to settle the previously-disclosed putative class action lawsuit filed by a purported stockholder of the Company on November 14, 2022 in the Eastern District of New York against the Company, certain of its officers and directors, and the underwriters of its IPO, entitled Rajat Sharma v. Rent the Runway, Inc., et al., 22-cv-6935. See “Note 14 - Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for a summary of the settlement. In accordance with ASC 855, Subsequent Events, the Settlement Amount and expected insurance proceeds have been recognized in the Company’s financial statements for the three months ended July 31, 2026.

On September 11, 2026 (the “Appointment Date”), the Company’s Board of Directors (the “Board”) appointed Paige Thomas as the Company’s Chief Executive Officer, principal executive officer,President and member of the Board, effective as of September 14, 2026 (the “Effective Date”). Pursuant to the Employment Agreement between Paige Thomas and the Company dated September 11, 2026, she will receive an annual base salary of $650,000, a target annual bonus equal to 100% of her annual base salary, and a grant of restricted stock units and performance stock units pursuant to the Company’s Amended 2021 Plan.

In connection with Ms. Thomas’ appointment, on the Appointment Date, Ms. Bariquit stepped down as the Company’s Interim Chief Executive Officer and President and was appointed by the Board to serve as non-executive Chair of the Board, effective as of the Effective Date. In connection with Ms. Bariquit’s appointment, Dhiren Fonseca stepped down as Executive Chairman and will continue to serve as a Class III director of the Board.

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
Overview
We give customers ongoing access to our “unlimited closet” — with thousands of styles by hundreds of designer brands — through our Subscription offering or the ability to rent a-la-carte through our Reserve offering. We also give our subscribers and customers the ability to buy our products through our Resale offering, which offers customers pre-loved styles from our closet at a discount to retail price, up to 90% off of designer retail value. These offerings allow us to engage and serve our subscribers and customers across diverse use cases from everyday life to special occasions. We have served approximately 3.5 million lifetime customers across all of our offerings and we had 186,019 ending Total Subscribers1 (active and paused) as of July 31, 2026. We had 140,826 Active Subscribers as of July 31, 2026. The majority of our revenue is highly recurring and is generated by our subscribers. For the six months ended July 31, 2026 and 2025, respectively, 90% and 89% of our total revenue (including Reserve and Resale revenue) was generated by subscribers while they were active or paused.
The variety, breadth and quantity of products we carry is important to our business, and we strategically manage the capital efficient acquisition of a high volume of items every year. The fashion apparel items and accessories we offer often last beyond one season as we are able to rent or “turn” our products multiple times over multiple years. We price our rental items at a fraction of their retail or comparable value, aiming to create an attractive price and value proposition for our subscribers and customers.
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

Key Fiscal Second Quarter and Recent Business Highlights:
•AI-Powered Outfits Generation Now Live to All Customers: In May 2026, we piloted outfits generation, and by the end of June the experience was live to all customers. Customers can now discover complete looks rather than individual items, making it easier to imagine what to wear together. Engagement with the feature in our app is running approximately 35% and during the pilot, customers with the experience added items to their bag approximately 12% more often than those without it.
•Using AI to Help Customers See Themselves in the Product: In August 2026, we rolled out avatars within the outfits experience to all customers, so they can see recommended looks on a variety of figures. We also began piloting virtual try-on tools, designed to show a customer how a specific item will look on them before renting or buying.
1 Ending Total Subscribers represents the number of subscribers with an active or paused membership as of the last day of the period and excludes subscribers who had an active or paused subscription during the period, but ended their subscription prior to the last day of the fiscal period.

•Sharpened Focus on the Core Business: We concentrated our resources on our rental and selling offerings this quarter. We paused the online marketplace pilot until it can be fully integrated with the core rental experience, we paused on-site advertising and monetization to prioritize a premium experience, and we are no longer pursuing new B2B dry cleaning business opportunities while continuing to serve our existing partner. Those resources are moving to the parts of the business our customer values most, including Reserve, which carries our strongest satisfaction scores.

Key Operating and Financial Results. We have achieved the following operating and financial results for the three months ended July 31, 2026 and 2025, respectively:

•Revenue was $97.7 million and $80.9 million, respectively, representing 20.8% growth year-over-year;
•140,826 and 146,373 ending Active Subscribers2, respectively, representing a change of (3.8)% year-over-year;
•148,259 and 146,765 Average Active Subscribers3, respectively, representing an increase of 1.0% year-over-year;
•186,019 and 185,102 ending Total Subscribers (including paused subscribers), respectively, representing an increase of 0.5% year-over-year;
•Gross Profit was $35.3 million and $24.3 million, respectively, representing a gross margin of 36.1% and 30.0%, respectively;
•Net Loss was $(12.9) million and $(26.4) million, respectively. Net Loss as a percentage of revenue was (13.2)% and (32.6)%, respectively; and
•Adjusted EBITDA was $12.6 million and $3.6 million, respectively, representing an Adjusted EBITDA Margin of 12.9% and 4.4%, respectively.

We have achieved the following operating and financial results for the six months ended July 31, 2026 and 2025, respectively:

•Revenue was $187.6 million and $150.5 million, respectively, representing 24.7% growth year-over-year;
•Gross Profit was $58.6 million and $46.2 million, respectively, representing a gross margin of 31.2% and 30.7%, respectively;
•Net Loss was $(31.8) million and $(52.5) million, respectively. Net Loss as a percentage of revenue was (17.0)% and (34.9)%, respectively;
•Adjusted EBITDA was $11.8 million and $2.3 million, respectively, representing an Adjusted EBITDA margin of 6.3% and 1.5%, respectively;
•Net cash (used in) provided by operating activities was $(5.0) million and $(2.2) million, and net cash used in investing activities was $(16.6) million and $(30.7) million, respectively;
•Net cash (used in) provided by financing activities was $(0.3) million and $(1.4) million, respectively;
•Net cash (used in) provided by operating activities as a percentage of revenue was (2.7)% and (1.5)% and net cash used in investing activities as a percentage of revenue was (8.8)% and (20.4)%, respectively; and
•Cash and Cash Equivalents was $29.0 million and $43.6 million, respectively.
2 Active Subscribers is defined as ending Total Subscribers as of period end, excluding paused subscribers.
3 Average Active Subscribers represents the mean of the beginning of quarter and end of quarter Active Subscribers for a quarterly period; and for other periods, represents the mean of the Average Active Subscribers of every quarter within that period.

Our Product Acquisition Strategy
We acquire and monetize products in three primary ways: Wholesale, Share by RTR and Exclusive Designs. Wholesale items are acquired directly from brand partners, typically at a discount to Wholesale price. Share by RTR items are acquired directly from brand partners on consignment, at zero or a fraction of the Wholesale cost with performance-based revenue share payments to our brand partners over time. Exclusive Designs items are designed using our data in collaboration with our brand partners. These units are manufactured through third-party partners with an upfront fee and, in most cases, minimal revenue share payments to our brand partners over time.
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
We provide a flexible offering that allows our subscribers to customize their subscription as their everyday life changes, choosing to pause and reactivate their membership as needed. We have also historically seen that many subscribers who cancel their subscription will return and resubscribe when membership again makes sense for their everyday life. Customer acquisition is dependent on organic growth, the effectiveness of our paid marketing strategy and the availability of and satisfaction with our product. In the second half of fiscal year 2026, we are focused on prioritizing paid marketing optimization and efficiency. Our acquisitions are also reliant on new customer promotions. Our promotional strategy is subject to change depending on business and market conditions.

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
Ability to Achieve Leverage in our Cost Structure. Improving operational efficiency of our platform is imperative to improving profitability. We expect certain of our operating costs to increase as order volume increases and as we make investments to grow subscribers and revenue and to enhance the customer experience. Though we anticipate quarterly fluctuations in operating leverage, over time we anticipate that our operating costs will grow more slowly than our total revenue on an annual basis.
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
Over time, we expect to improve our margins, profitability and cash flow, and we believe we will continue to benefit from economies of scale. We are focused on driving additional efficiencies in our operating expenses and improving profitability to also cover rental product depreciation, in addition to fulfillment, revenue share and operating expenses.
We use Adjusted EBITDA to assess our operating performance and the operating leverage of our business prior to capital expenditures. We also measure the cash consumption of the business including capital expenditures by assessing net cash used in operating activities and net cash used in investing activities on a combined basis. See also “Note 3 - Liquidity” and “Note 6 - Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more details regarding our New Credit Agreement and Recapitalization Transactions, which we expect to improve our overall liquidity.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	($ in millions)		($ in millions)
Active Subscribers	140,826	146,373	140,826	146,373
Average Active Subscribers	148,259	146,765	149,002	140,116
Gross Profit	$35.3	$24.3	$58.6	$46.2
Net Loss	$(12.9)	$(26.4)	$(31.8)	$(52.5)
Adjusted EBITDA (1)	$12.6	$3.6	$11.8	$2.3
__________
(1)Adjusted EBITDA is a non-GAAP financial measure; for a reconciliation to the most directly comparable U.S. GAAP financial measure, net loss, and why we consider Adjusted EBITDA to be a useful metric, see “—Non-GAAP Financial Metrics” below.
Active Subscribers: Active Subscribers represents the number of subscribers with an active membership as of the last day of any given period and excludes paused subscribers. As of July 31, 2026, we had 140,826 Active Subscribers, a decrease from 146,373 as of July 31, 2025. The decrease in Active Subscribers was driven primarily by a year-over-year increase in the rate of pause and a year-over-year decrease in the number of subscribers acquired, partially offset by a higher base of active subscribers at the end of the first quarter of fiscal year 2026 compared to the first quarter of fiscal year 2025, in addition to a year-over-year increase in retention.

Average Active Subscribers: Average Active Subscribers represents the mean of the beginning of quarter and end of quarter Active Subscribers for a quarterly period; and for other periods, represents the mean of the Average Active Subscribers of every quarter within that period. As of July 31, 2026, we had 148,259 Average Active Subscribers, an increase from 146,765 as of July 31, 2025. The year-over-year increase in Average Active Subscribers was primarily due to a higher base of active subscribers at the end of the first quarter of fiscal year 2026 compared to the first quarter of fiscal year 2025, partially offset by a lower base of active subscribers at the end of the second quarter of fiscal year 2026 compared to the second quarter of fiscal year 2026.

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

Gross Profit was $35.3 million for the three months ended July 31, 2026 compared to $24.3 million for the three months ended July 31, 2025, representing Gross Margins of 36.1% and 30.0%, respectively. Gross Profit was $58.6 million for the six months ended July 31, 2026 compared to $46.2 million for the six months ended July 31, 2025, representing Gross Margins of 31.2% and 30.7%, respectively. Gross Profit for the three and six months ended July 31, 2026 increased primarily due to higher Revenue partially offset by higher Rental Product Depreciation and Revenue Share costs, as well as higher Fulfillment expenses. Gross Margin for the three months ended July 31, 2026 increased because of lower Fulfillment costs and lower Rental Product Deprecation and Revenue Share costs as a percentage of Revenue. Gross Margin for the six months ended July 31, 2026 increased primarily due to lower Fulfillment costs as a percentage of revenue partially offset by higher Rental Product Depreciation and Revenue Share costs as a percentage of Revenue.

Adjusted EBITDA and Adjusted EBITDA Margin: We define Adjusted EBITDA as net loss, adjusted to exclude interest expense, rental product depreciation, other depreciation and amortization, share-based compensation expense, write-off of liquidated assets, non-recurring adjustments, non-ordinary course legal expenses, non-ordinary course executive transition costs, income tax (benefit) expense, other income and expense, and other gains / losses. Adjusted EBITDA margin is defined as Adjusted EBITDA calculated as a percentage of total revenue, net for a period.

Net Loss was $(12.9) million for the three months ended July 31, 2026 compared to $(26.4) million for the three months ended July 31, 2025, representing margins of (13.2)% and (32.6)%, respectively. Net Loss decreased year-over-year primarily due to higher Gross Profit, lower reported Interest Expense, and lower General and Administrative expenses partially offset by higher Securities Litigation Expenses. Net Loss was $(31.8) million for the six months ended July 31, 2026 compared to $(52.5) million for the six months ended July 31, 2025, representing margins of (17.0)% and (34.9)%, respectively. Net Loss decreased year-over-year primarily due to lower reported Interest Expense and higher Gross Profit partially offset by higher General and Administrative expenses and higher Securities Litigation Expenses.

Adjusted EBITDA was $12.6 million for the three months ended July 31, 2026 compared to $3.6 million for the three months ended July 31, 2025, representing margins of 12.9% and 4.4%, respectively. Adjusted EBITDA increased year-over-year primarily due to higher Revenue partially offset by higher Revenue Share costs within Rental Product Depreciation and Revenue Share and higher Fulfillment costs. Adjusted EBITDA Margin increased year-over-year primarily due to lower General and Administrative, Fulfillment, Technology, and Marketing expenses as a percentage of Revenue partially offset by higher Revenue Share expenses as a percentage of Revenue. Adjusted EBITDA was $11.8 million for the six months ended July 31, 2026 compared to $2.3 million for the six months ended July 31, 2025, representing margins of 6.3% and 1.5%, respectively. Adjusted EBITDA increased year-over-year primarily due to higher Revenue partially offset by higher Revenue Share costs within Rental Product Depreciation and Revenue Share and higher General and Administrative Expenses. Adjusted EBITDA Margin increased year-over-year primarily due to lower General and Administrative, Fulfillment, Technology, and Marketing expenses as a percentage of Revenue partially offset by higher Revenue Share expenses as a percentage of Revenue.

We believe we have the opportunity to improve Adjusted EBITDA and offset cost increases as we increase Revenue and drive operating expense leverage.

Components of Results of Operations
Total Revenue, Net. Our total revenue, net consists of Subscription and Reserve rental revenue and Other revenue. Total revenue is presented net of promotional discounts, credits and refunds and taxes.
Subscription and Reserve Rental Revenue.    We generate Subscription and Reserve rental revenue from Subscription and Reserve rental fees. The majority of our revenue is generated by our Subscription offering. We recognize Subscription fees ratably over the subscription period, commencing on the date the subscriber enrolls in a Subscription program. These fees are collected upon enrollment and any revenue from an unrecognized portion of the subscription period is deferred to the following fiscal period. We implemented a price increase for our Subscription plans in August 2025, which increased revenue per subscriber in the third quarter of fiscal year 2025 and subsequent quarters. We also implemented a shipping charge for Subscription plans in June 2026 which we expect to be temporary. This charge increased revenue per subscriber beginning in Q2 2026. We recognize Reserve fees over the rental period, which starts on the date of delivery of the product to the customer. Reserve orders can be placed up to four months prior to the rental start date and the customer’s payment form is charged upon order confirmation. We defer recognizing the rental fees and any related promotions for Reserve rentals until the date of delivery, and then recognize those fees evenly over the four- or eight-day rental period.
Other Revenue.    We generate Other revenue primarily from our Resale offering, i.e., the sale of products while they are in rental condition. We offer the ability for subscribers and customers to purchase products at a discount to retail price. Payment for the sale of products occurs upon order confirmation while the associated revenue is recognized either at the time the sold product is delivered or when purchased, if the item is already at home with the customer. From time to time, Other revenue may include revenue generated from pilots and other growth and business development initiatives which may cause quarterly fluctuations in the Other revenue line.
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

Other Income / (Expense). Other income / (expense) consists primarily of recoveries on lost shipments and tax credits.

Securities Litigation Expense. Securities litigation expense consists of the settlement of the class action lawsuit described in “Note 14 - Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements.
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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our results of operations for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in millions)		(in millions)
Revenue:
Subscription and Reserve rental revenue	$83.8	$69.2	$161.5	$131.2
Other revenue	13.9	11.7	26.1	19.3
Total revenue, net	97.7	80.9	187.6	150.5
Costs and expenses:
Fulfillment	23.5	22.5	47.1	42.9
Technology	9.8	9.8	19.2	19.4
Marketing	7.4	7.4	15.4	16.0
General and administrative	23.8	24.6	47.2	45.3
Rental product depreciation and revenue share	38.9	34.1	81.9	61.4
Other depreciation and amortization	2.1	2.6	4.3	5.3
Total costs and expenses	105.5	101.0	215.1	190.3
Operating loss	(7.8)	(20.1)	(27.5)	(39.8)
Interest income / (expense), net	(0.2)	(6.9)	(0.5)	(13.2)
Other income / (expense), net	1.3	0.6	2.4	0.7
Securities litigation expense	(6.1)	—	(6.1)	—
Net loss before income tax benefit / (expense)	(12.8)	(26.4)	(31.7)	(52.3)
Income tax benefit / (expense)	(0.1)	—	(0.1)	(0.2)
Net loss	$(12.9)	$(26.4)	$(31.8)	$(52.5)
Comparison of the three months ended July 31, 2026 and 2025
Total Revenue, Net.    Total revenue, net was $97.7 million for the three months ended July 31, 2026, an increase of $16.8 million, or 20.8%, compared to $80.9 million for the three months ended July 31, 2025. This increase was driven by higher Subscription and Reserve rental revenue and higher Other revenue. In fiscal year 2026, we expect revenue to increase due to higher Subscription prices and a larger Subscription customer base due to a particular focus on increasing our Active Subscribers year-over-year.
Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $83.8 million for the three months ended July 31, 2026, an increase of $14.6 million, or 21.1%, compared to $69.2 million for the three months ended July 31, 2025. This increase was primarily driven by higher revenue per subscriber and higher average Active Subscribers, partially offset by lower Reserve rental revenue.
Other Revenue.    Other revenue was $13.9 million for the three months ended July 31, 2026, an increase of $2.2 million, or 18.8%, compared to $11.7 million for the three months ended July 31, 2025. This increase was primarily driven by an increase in items purchased per Average Active Subscriber, higher average selling price per item and higher Average Active Subscribers. Other revenue represented 14.2% of total revenue, compared to 14.5% in the same period last year.
Costs and Expenses.    Total costs and expenses were $105.5 million for the three months ended July 31, 2026, an increase of $4.5 million, or 4.5%, compared to $101.0 million for the three months ended July 31, 2025. This increase was primarily driven by higher Rental Product Depreciation and Revenue Share costs and higher Fulfillment expenses, partially offset by lower G&A expenses and Other Depreciation and Amortization costs.

Fulfillment.    Fulfillment expenses were $23.5 million for the three months ended July 31, 2026, an increase of $1.0 million, or 4.4%, representing 24.1% of revenue, compared to $22.5 million for the three months ended July 31, 2025, representing 27.8% of revenue. The increase in fulfillment dollars was primarily driven by higher transportation costs due to carrier rate increases and increases in warehouse processing costs. Fulfillment costs decreased as a percentage of revenue due primarily to higher revenue per order partially offset by higher transportation and processing costs per order.
Technology.    Technology expenses were $9.8 million for the three months ended July 31, 2026, flat to the three months ended July 31, 2025. Technology expenses were 10.0% of revenue for the three months ended July 31, 2026 compared to 12.1% for the same period last year primarily due to operating leverage from higher Revenue. Technology related share-based compensation expense was $0.1 million for the three months ended July 31, 2026 and was $0.2 million for the same period last year.

In fiscal year 2026, we expect technology expenses to decrease as a percentage of total revenue compared to fiscal year 2025.
Marketing.    Marketing expenses were $7.4 million for the three months ended July 31, 2026, flat to the three months ended July 31, 2025. Minimal increases in paid marketing expenses were offset by decreases in marketing employee expenses. Marketing expenses unrelated to personnel costs were $6.7 million in the three months ended July 31, 2026 and 6.9% of revenue, compared to $6.5 million and 8.0% of total revenue for the same period last year.

In fiscal year 2026, we expect marketing expenses to increase in dollars but decrease as a percentage of total revenue compared to fiscal year 2025. The timing of our marketing expenses during the year will depend in part on the timing of marketing campaigns.

General and Administrative.    General and administrative (“G&A”) expenses were $23.8 million for the three months ended July 31, 2026, a decrease of $(0.8) million, or (3.3)%, compared to $24.6 million for the three months ended July 31, 2025. This decrease was driven primarily by expenses relating to the Recapitalization Transactions that occurred in July 2025. G&A expenses as a percentage of revenue were 24.4%, compared to 30.4% last year. G&A related share-based compensation expense was $0.6 million for the three months ended July 31, 2026 and was $1.2 million for the three months ended July 31, 2025.

In fiscal year 2026, we expect G&A expenses to decrease as a percentage of total revenue compared to fiscal year 2025.
Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $38.9 million for the three months ended July 31, 2026, an increase of $4.8 million, or 14.1%, compared to $34.1 million for the three months ended July 31, 2025. The increase was primarily driven by higher revenue share expenses due to higher Share by RTR units utilized during the period. Rental product depreciation and revenue share was 39.8% of revenue in the three months ended July 31, 2026, down from 42.2% in the same period last year.
Other Depreciation and Amortization.    Other depreciation and amortization was $2.1 million for the three months ended July 31, 2026, a decrease of $(0.5) million, or (19.2)%, compared to $2.6 million for the three months ended July 31, 2025. This decrease was primarily driven by lower depreciation and amortization associated with machinery and equipment.

Interest Income / (Expense), Net.    Interest expense, net was $(0.2) million for the three months ended July 31, 2026, a decrease in expense of $6.7 million, or (97.1)%, compared to $(6.9) million for the three months ended July 31, 2025. The decrease was driven by reduced interest expense following the New Credit Agreement, as the modification of the existing debt, which was part of the October 2025 recapitalization transactions, was accounted for as a troubled debt restructuring. This decrease was partially offset by interest expense recognized on the new term loans issued to Nexus and STORY3 as part of the recapitalization transactions, interest expense recognized as a result of the Second Amendment to the New Credit Agreement, and lower interest income. Of the $(0.2) million total interest expense in the three months ended July 31, 2026, $2.3 million related to debt premium amortization, $(2.7) million related to paid-in-kind interest, and $0.2 million was the net of interest earned, financing lease and other interest, compared to $(7.2) million related to paid-in-kind interest, $(3.6) million of the net of cash interest, interest earned, financing lease and other interest and $3.9 million of debt discount amortization in the three months ended July 31, 2025.

Other Income / (Expense), Net. Other income / (expense), net was $1.3 million for the three months ended July 31, 2026, an increase from $0.6 million for the three months ended July 31, 2025 primarily due to tariff refunds and recoveries on lost shipments.

Securities Litigation Expense. Securities litigation expense was $(6.1) million for the three months ended July 31, 2026 due to the settlement of the class action lawsuit described in “Note 14 - Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements.
Comparison of the six months ended July 31, 2026 and 2025
Total Revenue, Net.    Total revenue, net was $187.6 million for the six months ended July 31, 2026, an increase of $37.1 million, or 24.7%, compared to $150.5 million for the six months ended July 31, 2025. This increase was driven by higher Subscription and Reserve rental revenue and higher Other revenue. In fiscal year 2026, we expect revenue to increase due to higher Subscription prices and a larger Subscription customer base due to a particular focus on increasing our Active Subscribers year-over-year.

Subscription and Reserve Rental Revenue.    Subscription and Reserve rental revenue was $161.5 million for the six months ended July 31, 2026, an increase of $30.3 million, or 23.1%, compared to $131.2 million for the six months ended July 31, 2025. This increase was primarily driven by higher revenue per subscriber and higher average Active Subscribers, partially offset by lower Reserve rental revenue.
Other Revenue.    Other revenue was $26.1 million for the six months ended July 31, 2026, an increase of $6.8 million, or 35.2%, compared to $19.3 million for the six months ended July 31, 2025. This increase was primarily driven by an increase in items purchased per Average Active Subscriber, higher average selling price per item and higher Average Active Subscribers. Other revenue represented 13.9% of total revenue, up from 12.8% in the same period last year.
Costs and Expenses.    Total costs and expenses were $215.1 million for the six months ended July 31, 2026, an increase of $24.8 million, or 13.0%, compared to $190.3 million for the six months ended July 31, 2025. This increase was driven by higher Rental Product Depreciation and Revenue Share costs, higher Fulfillment expenses, and higher G&A expenses, partially offset by lower Other Depreciation and Amortization costs, Marketing expenses and Technology expenses.
Fulfillment.    Fulfillment expenses were $47.1 million for the six months ended July 31, 2026, an increase of $4.2 million, or 9.8%, representing 25.1% of revenue, compared to $42.9 million for the six months ended July 31, 2025, representing 28.5% of revenue. The increase in fulfillment dollars was primarily driven by an increase in orders due to higher average active subscribers, higher transportation costs due to carrier rate increases, and increases in warehouse processing costs. Fulfillment costs decreased as a percentage of revenue due primarily to higher revenue per order partially offset by higher transportation and processing costs per order.

Technology.    Technology expenses were $19.2 million for the six months ended July 31, 2026, a decrease of $(0.2) million, or (1.0)%, compared to $19.4 million for the six months ended July 31, 2025. Technology expenses were 10.2% of revenue for the six months ended July 31, 2026 compared to 12.9% for the same period last year primarily due to operating leverage from higher Revenue. Technology related share-based compensation expense was $0.3 million for the six months ended July 31, 2026 and was $0.5 million for the same period last year.

In fiscal year 2026, we expect technology expenses to decrease as a percentage of total revenue compared to fiscal year 2025.
Marketing.    Marketing expenses were $15.4 million for the six months ended July 31, 2026, a decrease of $(0.6) million, or (3.8)%, compared to $16.0 million for the six months ended July 31, 2025. This decrease was driven primarily by lower paid marketing expenses and lower marketing employee expenses. Marketing expenses unrelated to personnel costs were $14.0 million in the six months ended July 31, 2026 and 7.5% of revenue, compared to $14.4 million and 9.6% of total revenue for the same period last year.

In fiscal year 2026, we expect marketing expenses to increase in dollars but decrease as a percentage of total revenue compared to fiscal year 2025. The timing of our marketing expenses during the year will depend in part on the timing of marketing campaigns.

General and Administrative.    General and administrative (“G&A”) expenses were $47.2 million for the six months ended July 31, 2026, an increase of $1.9 million, or 4.2%, compared to $45.3 million for the six months ended July 31, 2025. This increase was driven primarily by an increase in credit card fees due to the increase in revenue and an increase occupancy and other G&A expenses. G&A expenses as a percentage of revenue were 25.2%, compared to 30.1% last year, as we saw increased operating leverage. G&A related share-based compensation expense was $1.9 million for the six months ended July 31, 2026 and was $2.4 million for the six months ended July 31, 2025.

In fiscal year 2026, we expect G&A expenses to decrease as a percentage of total revenue compared to fiscal year 2025.
Rental Product Depreciation and Revenue Share.    Rental product depreciation and revenue share was $81.9 million for the six months ended July 31, 2026, an increase of $20.5 million, or 33.4%, compared to $61.4 million for the six months ended July 31, 2025. The increase was primarily driven by higher revenue share expenses due to higher Share by RTR units acquired and utilized during the period. Rental product depreciation and revenue share was 43.7% of revenue in the six months ended July 31, 2026, up from 40.8% in the same period last year.
Other Depreciation and Amortization.    Other depreciation and amortization was $4.3 million for the six months ended July 31, 2026, a decrease of $(1.0) million, or (18.9)%, compared to $5.3 million for the six months ended July 31, 2025. This decrease was primarily driven by lower depreciation and amortization associated with machinery and equipment.
Interest Income / (Expense), Net.    Interest expense, net was $(0.5) million for the six months ended July 31, 2026, a decrease in expense of $(12.7) million, or (96.2)%, compared to $(13.2) million for the six months ended July 31, 2025. This decrease was driven by reduced interest expense following the New Credit Agreement, as the modification of the existing debt, which was part of the October 2025 recapitalization transactions, was accounted for as a troubled debt restructuring. This decrease was partially offset by interest expense recognized on the new term loans issued to Nexus and STORY3 as part of the recapitalization transactions, interest expense recognized as a result of the Second Amendment to the New Credit Agreement, and lower interest income. Of the $(0.5) million total interest expense in the six months ended July 31, 2026, $4.5 million related to debt premium amortization, $(5.4) million related to paid-in-kind interest, $0.4 million was the net of interest earned, financing lease and other interest, compared to $(7.2) million related to paid-in-kind interest, $(3.0) million of the net of interest earned, financing lease and other interest and ($3.0) million of debt discount amortization in the six months ended July 31, 2025.

Other Income / (Expense), Net. Other income / (expense), net was $2.4 million for the six months ended July 31, 2026, an increase of $1.7 million, compared to $0.7 million for the six months ended July 31, 2025 primarily due to recoveries on lost shipments and tariff refunds.

Securities Litigation Expense. Securities litigation expense was $(6.1) million for the six months ended July 31, 2026 due to the settlement of the class action lawsuit described in “Note 14 - Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements.
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

Net Loss was $(12.9) million for the three months ended July 31, 2026 compared to $(26.4) million for the three months ended July 31, 2025. Net Loss as a percentage of revenue was (13.2)%, and (32.6)% for the three months ended July 31, 2026 and 2025, respectively. Net Loss was $(31.8) million for the six months ended July 31, 2026 compared to $(52.5) million for the six months ended July 31, 2025. Net Loss as a percentage of revenue was (17.0)%, and (34.9)% for the six months ended July 31, 2026 and 2025, respectively. Net Loss decreased year-over-year primarily due to lower reported Interest Expense and higher Gross Profit partially offset by higher General and Administrative and Securities Litigation expenses.

Our Adjusted EBITDA was $12.6 million for the three months ended July 31, 2026 compared to $3.6 million for the three months ended July 31, 2025, representing margins of 12.9% and 4.4%, respectively. Our Adjusted EBITDA was $11.8 million for the six months ended July 31, 2026 compared to $2.3 million for the six months ended July 31, 2025, representing margins of 6.3% and 1.5%, respectively. Adjusted EBITDA increased year-over-year primarily due to higher Revenue partially offset by higher Revenue Share costs within Rental Product Depreciation and Revenue Share and Fulfillment costs. Adjusted EBITDA Margin increased year-over-year primarily due to lower General and Administrative, Fulfillment, Technology, and Marketing expenses as a percentage of Revenue partially offset by higher Revenue Share expenses as a percentage of Revenue.

The following table presents a reconciliation of net loss, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in millions)		(in millions)
Net loss	$(12.9)	$(26.4)	$(31.8)	$(52.5)
Interest (income) / expense, net (1)	0.2	6.9	0.5	13.2
Rental product depreciation	14.7	15.9	28.5	29.1
Other depreciation and amortization (2)	2.1	2.6	4.3	5.3
Share-based compensation (3)	0.7	1.4	2.2	2.9
Write-off of liquidated assets (4)	0.3	0.5	0.9	1.2
Non-recurring adjustments (5)	—	2.0	0.1	2.0
Non-ordinary course legal fees (6)	0.7	1.4	1.3	2.0
Executive transition (7)	1.8	—	1.8	—
Income tax (benefit) / expense	0.1	—	0.1	0.2
Other (income) / expense, net (8)	(1.3)	(0.6)	(2.4)	(0.7)
Securities litigation expense	6.1	—	6.1	—
Other (gains) / losses (9)	0.1	(0.1)	0.2	(0.4)
Adjusted EBITDA	$12.6	$3.6	$11.8	$2.3
Net Loss as a percentage of revenue	(13.2)%	(32.6)%	(17.0)%	(34.9)%
Adjusted EBITDA Margin (10)	12.9%	4.4%	6.3%	1.5%
__________
(1)Includes debt (premium) discount amortization of $(2.3) million in the three months ended July 31, 2026, $(3.9) million in the three months ended July 31, 2025, $(4.5) million in the six months ended July 31, 2026 and $3.0 million in the six months ended July 31, 2025.
(2)Reflects non-rental product depreciation and capitalized software amortization.
(3)Reflects the non-cash expense for share-based compensation.
(4)Reflects the write-off of the remaining book value of liquidated rental product that had previously been held for sale.
(5)Non-recurring adjustments for the three and six months ended July 31, 2026 includes none and $0.1 million of costs related to public company SOX readiness. Non-recurring adjustments for the three and six months ended July 31, 2025 includes $2.0 million of transaction related costs.
(6)Non-ordinary course legal fees for the three and six months ended July 31, 2026 includes $0.7 million and $1.3 million of costs related to securities lawsuits and non-recurring legal fees. Non-ordinary course legal fees for the three and six months ended July 31, 2025 includes $1.4 million and $2.0 million of costs related to securities lawsuits and non-recurring legal fees including transaction related costs.
(7)Executive transition for the three and six months ended July 31, 2026 includes $1.8 million of costs related to the transitions of the Chief Executive Officer and Executive Chair roles.
(8)Includes other (income) / expense recognized in the period.
(9)Includes gains / losses recognized in relation to foreign exchange, operating lease terminations and the related surrender of fixed assets (see “Note 4 - Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements).
(10)Adjusted EBITDA Margin calculated as Adjusted EBITDA as a percentage of revenue.
Liquidity and Capital Resources
We have incurred net losses of $(12.9) million and $(31.8) million for the three and six months ended July 31, 2026. We have incurred significant recurring net operating losses since inception and have an accumulated deficit of $(1,132.2) million as of July 31, 2026. We have historically relied upon debt and equity financing to fund our operations. Our cash flows (used in) provided by operations for the six months ended July 31, 2026 were $(5.0) million. Cash outflows from investing activities were $(16.6) million for the six months ended July 31, 2026. As of July 31, 2026, we had cash and cash equivalents of $29.0 million, restricted cash of $8.2 million, current liabilities of $66.1 million as of July 31, 2026 and $157.5 million of long-term debt that matures in October 2029. We currently expect that our cash and cash equivalents balance will decline in fiscal year 2026 as a result of our business plans and strategy to continue to invest in improving the experience of our customers.

On October 28, 2025, we completed recapitalization transactions to enhance our financial position and financial flexibility by significantly reducing our existing indebtedness, improving our borrowing rate and extending the maturity of our remaining indebtedness (the “Recapitalization Transactions”). Under the terms of the Recapitalization Transactions, we entered into the New Credit Agreement. The Lender exchanged $100 million of existing outstanding indebtedness on a dollar-for-dollar cashless basis for new term loans under the New Credit Agreement and exchanged the remaining indebtedness for 26,175,193 newly issued shares of our Class A Common Stock. The Investor Group also provided an additional $20 million of new term loans under the New Credit Agreement, resulting in a total aggregate principal amount of $120 million. Our minimum liquidity maintenance covenant was also reduced from $30 million to $15 million until February 20, 2027 prior to its removal pursuant to the First Amendment to the New Credit Agreement on January 28, 2026. We also received $12.5 million in proceeds from a concurrent rights offering. On April 1, 2026, we entered into the Second Amendment to the New Credit Agreement, which provides us with the ability to capitalize interest in lieu of cash payments until May 3, 2027. On September 1, 2026,we entered into the Third Amendment to the New Credit Agreement. The Third Amendment provides an additional $10.0 million of new term loans from the Investor Group.

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

Our future capital requirements will depend on many factors, including, but not limited to, customer demand for our offering, investment in rental product and the timing of investments in technology and personnel to support the overall growth of our business. We believe our existing cash and cash equivalents, and cash generated from our operations, will be sufficient to sustain our business operations and satisfy our debt service obligations for at least the next twelve months from the date of this Form 10-Q.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2026	2025
	(in millions)
Net cash (used in) provided by operating activities	$(5.0)	$(2.2)
Net cash (used in) provided by investing activities	(16.6)	(30.7)
Net cash (used in) provided by financing activities	(0.3)	(1.4)
Net (decrease) increase in cash and cash equivalents and restricted cash	(21.9)	(34.3)
Cash and cash equivalents and restricted cash at beginning of period	59.1	86.5
Cash and cash equivalents and restricted cash at end of period	$37.2	$52.2
We also measure the cash consumption of the business including capital expenditures, by assessing net cash used in operating activities and net cash used in investing activities on a combined basis, which was $(21.6) million for the six months ended July 31, 2026 and $(32.9) million for the six months ended July 31, 2025. The cash consumption of the business was lower in the first and second quarters of fiscal year 2026 compared with the same period of fiscal year 2025 primarily due to timing of vendor payments partially offset by lower purchases of rental product. The sum of net cash used in operating activities and net cash used in investing activities, as a percentage of revenue, was (11.5)% for the six months ended July 31, 2026 and (21.9)% for the six months ended July 31, 2025.

Net cash (used in) provided by operating activities.    For the six months ended July 31, 2026, net cash (used in) provided by operating activities was $(5.0) million, which consisted of a net loss of $(31.8) million, non-cash charges of $36.0 million, the reclassification of the proceeds from the sale of rental product of $13.3 million and a net change of $4.1 million in our operating assets and liabilities. The non-cash charges were primarily comprised of $28.6 million of rental product depreciation and write-off expenses, $5.4 million of payment-in-kind interest, $2.2 million of share-based compensation, $(4.5) million of debt discount amortization, and $4.3 million of other fixed and intangible asset depreciation.
For the six months ended July 31, 2025, net cash used in operating activities was $(2.2) million, which consisted of a net loss of $(52.5) million, non-cash charges of $47.1 million, the reclassification of the proceeds from the sale of rental product of $11.8 million and a net change of $15.0 million in our operating assets and liabilities. The non-cash charges were primarily comprised of $28.7 million of rental product depreciation and write-off expenses, $7.2 million of payment-in-kind interest, $2.9 million of share-based compensation, $3.0 million of debt discount amortization, and $5.3 million of other fixed and intangible asset depreciation.
Net cash (used in) provided by investing activities.    For the six months ended July 31, 2026, net cash used in investing activities was $(16.6) million, primarily consisting of $(27.7) million of purchases of rental product incurred in the period and $(3.0) million of purchases of fixed and intangible assets. The investment in rental product does not include an additional $(1.4) million of cost for units received in the current period but not yet paid for, but does include $1.6 million of cost for units paid for in the current period but received in the prior period (see the Supplemental Cash Flow Information in Part I, Item 1. “Financial Statements (Unaudited)”). The investment in rental product was to support our rental product strategy. The majority of the investment in fixed and intangible assets was primarily related to machinery and equipment. The cash used in investing activities was partially offset by $13.3 million of proceeds from the sale of owned rental product and $0.8 million of proceeds from the liquidation of rental product.

For the six months ended July 31, 2025, net cash used in investing activities was $(30.7) million, primarily consisting of $(42.0) million of purchases of rental product incurred in the period and $(2.1) million of purchases of fixed and intangible assets. The investment in rental product did not include an additional $(4.4) million of cost for units received in the current period but not yet paid for, but did include $2.7 million of cost for units paid for in the current period but received in the prior period (see Supplemental Cash Flow Information in Part I, Item 1. “Financial Statements (Unaudited)”). The investment in rental product was to support our rental product strategy. The majority of the investment in fixed and intangible assets was primarily related to machinery and equipment. The cash used in investing activities was partially offset by $11.8 million of proceeds from sales of owned rental products and $1.6 million of proceeds from the liquidation of rental product.
Net cash provided by (used in) financing activities.    During the six months ended July 31, 2026, net cash used in financing activities was $(0.3) million, consisting of other financing payments and net cash proceeds from the issuance of common stock.
During the six months ended July 31, 2025, net cash used in financing activities was $(1.4) million, consisting of other financing payments.
Contractual Obligations and Commitments
As of July 31, 2026, we had approximately $157.5 million of long-term debt, net, none of which matures within the next 12 months. In October 2025, the Company completed the recapitalization transactions to enhance the Company’s financial position and financial flexibility by significantly reducing its existing indebtedness, improving its borrowing rate and extending the maturity of its remaining indebtedness. See “Note 6 — Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information. See “Note 4 – Leases – Lessee Accounting” in the Notes to the Condensed Consolidated Financial Statements for our minimum fixed lease obligations under existing lease agreements as of July 31, 2026. See “Note 14 - Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for our minimum purchase commitments for technology services as of July 31, 2026.
Critical Accounting Estimates
Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our 2025 Annual Report on Form 10-K. In the six months ended July 31, 2026, there were no material changes to our critical accounting estimates from those discussed in our 2025 Annual Report on Form 10-K except as discussed below.

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

Given the Company’s stock price decline during the first and second quarters of fiscal year 2026 and fiscal year 2025, the Company concluded a triggering event had occurred and performed an impairment analysis of its long-lived assets as of July 31, 2026 and January 31, 2026. Based on the quantitative assessments performed, undiscounted cash flows expected to be generated by the use and eventual disposition of the Company’s long-lived assets exceeded their carrying values and therefore no impairment was recognized for the six months ended July 31, 2026 and year ended January 31, 2026.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our quantitative and qualitative disclosures about market risk are described under the heading “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report on Form 10-K. In the three months ended July 31, 2026, there were no material changes to our quantitative and qualitative disclosures about market risk from those discussed in our 2025 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of July 31, 2026 because of the material weaknesses in our internal control over financial reporting described below.
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
Material Weaknesses in Internal Control Over Financial Reporting
We identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of July 31, 2026, these material weaknesses remain unremediated.
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
Remediation Efforts to Address Material Weaknesses
We continue to implement measures designed to remediate the identified material weaknesses. The measures include (i) formalizing the Company’s framework and policies with respect to maintaining evidence in the operation of control procedures, and (ii) improving our control framework to include the appropriate segregation of duties and controls over the preparation and review of journal entries.
We have performed extensive work with personnel responsible for the design and operating effectiveness of internal control over financial reporting in our efforts to ensure that appropriate controls are in place and appropriate evidence is maintained. We are continuing to implement comprehensive access control protocols for our enterprise resource planning environment in order to establish additional controls over segregation of duties and the preparation and review of journal entries.
We believe we have substantially designed and implemented the internal controls necessary to remediate the material weakness related to IT general controls for information systems that are relevant to the preparation of our consolidated financial statements. During the quarter ended July 31, 2026, we continued to operate and monitor performance of these controls.

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

Changes in Internal Control Over Financial Reporting
As described in the “Remediation Efforts to Address Material Weaknesses” above, there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended July 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We must continue to drive revenue growth to be successful. To effectively drive growth, we must continue to enhance customer experience and attract and retain customers (particularly subscribers), invest in rental product, iterate our products and services, manage the interplay between our various offerings, invest in digital consumer innovation, maintain and expand our brand awareness and marketing, keep pace with customer preferences and expectations, evolve our marketing and product strategies to address emerging machine learning, automated decision-making and artificial intelligence algorithms, models and technologies (collectively, “AI”), including agentic AI, and maintain and upgrade our management information and reverse logistics systems and other processes. Our growth and growth strategies have in the past strained, and could in the future strain, our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing our broad employee base. Failure to scale and preserve our Company culture as we grow could also harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

Our growth strategy is focused on continuing to retain and grow our customer base, by focusing on our core business of renting and selling, continuing to invest in our rental product, offerings and technology to improve her experience, and continuing to drive acquisition through effective and efficient marketing. The majority of our revenue is generated by our subscribers. Our base Subscription plans range in price and customers can customize their Subscription monthly by purchasing additional slots and shipments. Although we often highlight certain Subscription plans over others in an attempt to optimize conversion and highlight opportunities to add shipments and spots to Subscription plans mid-month, we cannot be certain that these actions will be successful. Also, our Subscriptions renew automatically on a monthly basis and subscribers may disable automatic renewal by canceling or pausing their subscription prior to the next month’s bill date. As a result, even though a significant number of subscribers have historically renewed their monthly subscription, there can be no assurance that we will be able to retain a significant portion of subscribers beyond the existing monthly subscription periods. In addition, any limitation or restriction imposed on our ability to bill our subscribers on a recurring basis, enforce our terms of service, collect data or deliver relevant promotions or media, whether due to new regulations or otherwise, may significantly lower our subscription retention rate. We also offer our customers the option to rent or buy items via our Reserve offering and Resale offering, respectively, which we believe is a strong competitive advantage but adds complexity to our business that we must effectively manage to drive growth. For example, our Resale strategy shifts from time to time to optimize rental product in-stock and revenue by reducing or increasing our units sold via Resale. Further, in fiscal year 2025, we focused on Active Subscriber growth and experienced weakness in Reserve, which we anticipate will continue in fiscal year 2026 as we are in the process of revisiting our Reserve strategy and plans, and onboarding new leadership. Our Subscription plans and offerings do not have demonstrably long track records of success and may not grow as much or as fast as we expect. For example, our Active Subscriber count decreased year-over-year in fiscal year 2024 and, although we are focused on growth initiatives and our Active Subscriber count increased year-over-year in fiscal year 2025, it may decline in the future. In addition, our number of Active Subscribers may be higher or lower than the number of our actual individual subscribers, because some Active Subscribers may have multiple accounts (such as for professional and personal purposes), or some may share their plans with other individuals. Although we anticipate an increase in our year-over-year revenue growth rate in fiscal year 2026, if our growth and/or growth rates do not meet expectations, the perception of our business, financial condition and results of operations by investors and our third-party service providers and brand partners may be adversely affected.
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
•revitalize our Reserve offering and grow our Resale offering;
•acquire customers into varying levels of Subscription programs at different price points and promotions;
•improve our website and app performance and successfully identify and acquire, partner or invest in products, technologies, or businesses that we believe could complement or expand our business;
•successfully maintain and grow our relationships with existing and new brand partners, including continuing to leverage and evolve our Share by RTR and Exclusive Design offerings and explore new rental product acquisition strategies;
•avoid disruptions in acquiring and distributing our products and offerings;
•effectively manage our customer acquisition funnel to avoid disruption to our Subscription, Reserve, and Resale offerings;

•be effective and efficient in our marketing, particularly our paid marketing efforts;
•maintain and enhance our reputation and the value of our brand;
•keep pace with AI developments such as agentic search for shopping, styling and outfit recommendation capabilities, and successfully integrate and leverage AI tools and capabilities;
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
•effectively respond to changes in macroeconomic realities, including consumer confidence, inflation, labor markets, tariffs, rising fuel costs, and consolidation or disruption in the retail industry and our individual brand partners; and
•avoid or manage interruptions in our business from information technology downtime, global trade policies, cybersecurity or privacy incidents (including those resulting from our use of AI or others’ use of AI) and other factors that could affect our physical and digital infrastructure.
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
•our ability to acquire products on favorable and efficient terms, including leveraging and evolving our Share by RTR and Exclusive Design programs;
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
Our inability to respond effectively to competitive pressures, improved performance by our competitors, our failure to achieve broad acceptance or changes in consumer trends or in the fashion retail markets could result in lost market share and have a material adverse effect on our business, financial condition, and results of operations.
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
In response to the changing business environment and related inflationary pressure, we have implemented pricing increases and expect to do so in the future if our costs continue to increase. Such price increases may include, but are not limited to, higher Subscription fees and/or Reserve rental fees, new or increased shipping fees, or other types of fees or surcharges. For example, in June 2026, we implemented a new shipping charge on our Subscription plans to address rising shipping costs from carriers, which had a temporary negative impact to subscriber retention in June and may have a negative impact on subscriber retention in the future even though it is intended to be a temporary charge. Such pricing changes may be negatively perceived by customers, particularly in a period of economic uncertainty, and/or may fail to adequately mitigate cost increases we face, and our business and financial results could be harmed. Furthermore, increases in consumer discretionary spending tend to fluctuate and may decrease, particularly if there is a recession, a weaker jobs market, and/or higher inflation leading to increased price sensitivity. Economic conditions in certain regions may also be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; geopolitical conditions, including wars, terrorism and political tensions; and other major unforeseen events. Although we believe the value proposition of our offering and business model may be strengthened in an inflationary environment where the cost of purchasing clothing and accessories increases, consumer purchases or rental of discretionary items, including the products that we offer, frequently decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.
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
The growth of our business is dependent upon our ability to continue to grow by cost-effectively adding new customers and retaining existing customers. Historically, a substantial portion of new customer acquisition has originated from organic word-of-mouth and other non-paid referrals. Our marketing initiatives are generally focused on re-engaging lapsed and paused customers, retaining existing customers and growing our base of new customers. In addition, we continue to focus on growing traffic and conversion rates by optimizing our organic social media channels, improving our email marketing performance, refreshing our lifecycle marketing engine, increasing paid marketing efficiency, focusing on referrals and other community-driven “word of mouth” strategies, and aiming to optimize discovery via search engine optimization, agentic search, and enhanced iOS App Store presence. These efforts are ongoing and, although we have seen some positive results, they are subject to change and may not result in a sustained increase in customer conversion, loyalty or engagement.The impact of emerging technologies, including, but not limited to, AI tools such as agentic search, is not yet certain and may increase these risks. See “Our use of AI may subject us to new or heightened legal, regulatory, ethical, operational or other challenges.” As a result, our levels of paid and organic growth may continue to fluctuate and/or overall growth may decline.
We may determine that more significant investment in marketing will be required in the future. However, in light of cost constraints, we reduced our marketing spend, particularly in paid marketing, in fiscal years 2024 and 2025 (relative to years prior), which resulted in lower customer acquisitions in fiscal year 2024 and led us to invest more heavily in promotions in fiscal year 2025. Our marketing spend levels and prioritization of lower funnel marketing may have also negatively impacted brand awareness despite our efforts to revitalize our brand. In addition, we believe that our overall levels of marketing spend relative to our revenue - both historic and projected for fiscal year 2026 - indicate that we are underinvested in marketing relative to typical market practice for our industry and our competitors and have less channel diversification. Further, although we focus on full funnel marketing, our marketing spend has prioritized, and is expected to continue to prioritize, paid marketing over upper funnel, brand marketing investments, which may have a negative impact on brand awareness and growth. In addition, our marketing efforts may be unsuccessful for various reasons, including a failure to effectively reach potential customers or to be cost-effective (particularly as we have seen costs consistently increase for performance marketing), changes in regulations (e.g., privacy, pricing, and auto-renew regulations) or third-party actions that could limit the effectiveness of search engines, social media platforms, and other tools for marketing, and the possibility that potential customers may decide not to rent through our platform or the spend of new customers may not yield the intended return on investment, any of which could negatively affect our results of operations. Further, as described elsewhere in these Risk Factors, we rely on a third-party CRM and other marketing and communication vendors to execute our marketing strategies, manage customer lifecycles, and deliver timely communications via email and SMS to customers, the failure of which could have a negative impact on our business, We also may incur marketing expenses significantly in advance of the time we anticipate recognized revenue associated with such expenses. In addition, the success of our marketing initiatives overall depends upon our marketing team and leadership, which is lean and has experienced (and is expected to continue to experience) transition due to personnel and vendor changes and evolving priorities. If our team building efforts or marketing strategies are not successful or are not executed successfully, our growth may decline and we may not achieve our growth and/or profitability goals.
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

Further, customer preferences may change and customers may not rent through our platform as frequently or spend as much with us. Customers may also react negatively to policy changes that we make from time to time, such as pricing increases or more stringent late fees or customer service refund policies, which could cause them to cancel their subscriptions. We strive to drive conversion of new subscribers from current and former customers; however, if their behavior changes or they are not satisfied with our offering for any reason, our ability to grow subscribers may be impacted. If we are not able to continue to expand our customer base through cost-effective methods, we may not meet our revenue and profitability goals, our revenue may grow slower than expected or decline, and investors may lose confidence in our business. Relatedly, an inability to attract and retain customers could harm our ability to attract and retain brand partners, who may decide to partner with alternative platforms.
If we fail to retain customers, our business, financial condition, and results of operations would be harmed.
A decrease in the number of customers, their tenures with us, and/or a reduction in the amount customers spend on our offerings could negatively affect our operating results. Notably, a high proportion of our revenue comes from longer-tenured subscribers.
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
•changes in consumer preferences, such as regarding the use of pre-loved apparel;
•lack of market acceptance of our business model;
•a future outbreak of disease or public health concern, such as COVID-19; and
•the failure (or perceived failure) to meet different and sometimes conflicting stakeholder expectations regarding our environmental, social and governance (“ESG”) initiatives.

If existing customers no longer find our offerings and products appealing, appropriately priced or easy to use, or if we are unable to provide high-quality support to customers to help them resolve issues in a timely and acceptable manner, they may stop using our offerings, we may experience negative publicity and word-of-mouth and other referrals may be hampered. For example, we have increased the price of our Subscription plans in the past and added new or increased shipping charges across our offerings, which have caused short-term increases in Subscription cancellation rates in the past. We anticipate that we will likely increase prices again in the future. If our customers no longer perceive our offerings as appropriately priced and cancel or pause their Subscriptions, our business and financial results could be harmed. We are focused on investing in the customer experience and delivering greater value to her and emphasizing the value proposition of our offering in our marketing materials, among other initiatives; however these or other initiatives to retain customers may not be successful at improving customer satisfaction, retention and/or revenues and may require additional costs or lead to unanticipated consequences. For example, we may offer discounts to retain subscribers who have heightened price sensitivity and who may not be willing to continue to pay full price for a Subscription. Reductions or changes to when and under what circumstances such Subscription discounts are offered may impact retention. Even if our existing customers continue to find our offerings and products appealing and our customer service satisfactory, they may decide to downgrade to a lower cost Subscription plan, and/or rent or buy fewer or lower priced items due to price sensitivity and/or changing demand or other reasons. If customers downgrade their Subscription plan, reduce their add-on Subscription items, or make fewer or lower priced Reserve rentals or Resale purchases, our financial results could be negatively affected.
We have a history of losses, and we may be unable to achieve or sustain profitability.
We had a net income (loss) of $(31.8) million and $22.6 million for the six months ended July 31, 2026 and year ended January 31, 2026, respectively, and have in the past had recurring net losses. We reported net income for the year ended January 31, 2026 due to the recognition of a Gain on Debt Restructuring of $96.3 million. As of July 31, 2026, we had an accumulated deficit of $(1,132.2) million. Further, for a variety of reasons, it is difficult for us to predict our future operating results. We will need to generate and sustain increased revenue and manage our costs to achieve profitability. Even if we do, we may not be able to sustain or increase our profitability.
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
Additionally, our success is dependent on the ability of our brand partners to anticipate, identify and respond to the latest fashion trends and consumer demands and to translate such trends and demands into product options in a timely manner. The failure of our brand partners to anticipate, identify or respond swiftly and appropriately to new and changing styles, trends or desired consumer preferences, to accurately anticipate and forecast demand for certain product offerings or to provide relevant and timely product offerings to rent or buy on our platform may lead to lower demand for our offerings, which could have a material adverse effect on our business and financial condition.
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

We have been focused on expanding our relationships with brand partners and continuing to evolve our Exclusive Designs and Share by RTR arrangements, which are our more capital-efficient ways of acquiring rental product, particularly in light of our 2025 and 2026 rental product strategy. For our Exclusive Designs, RTR traditionally has sourced the materials and relied upon third-party manufacturing partners to produce products; however, we have updated our Exclusive Designs model and, starting in fiscal year 2025, certain brands source and manufacture the products themselves, which are exclusively available on our site for a period of time. This new Exclusive Designs approach is similar to the approach for Wholesale and Share by RTR items, for which we enter into contracts in advance of a particular season and brand partners frequently agree to incur costs related to sourcing and manufacturing products before we have paid for them, which requires the brand partners to continue to trust us. If we were viewed as less financially viable by our brand partners and/or their financing partners or factoring companies, we may receive less favorable terms and conditions from our brand partners, including requiring more upfront payments or other demonstrations of credit. The cash flow benefits we currently experience from our brand partners’ willingness to revenue share could be adversely affected if revenue share terms change or if brand partners no longer wish to revenue share due to lack of trust in us, lack of revenue earned in comparison to the projections we provided, or their inability to continue to spread their earnings out over the time period that the products are earning revenue on our website, among other reasons. For our Exclusive Design arrangements, we must ensure successful brand relationships, design an assortment of styles that meet customer demand, maintain and enhance our third-party manufacturing capabilities and partner relationships and ensure the products manufactured meets brand partners’, customers’ and our quality standards. Our ability to obtain a sufficient selection or volume of products on a timely basis at competitive prices could suffer as a result of any deterioration or change in our partner relationships or events that adversely affect them and, in turn, could have a material adverse effect on our business.
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
Furthermore, we must execute our cleaning and repair protocols and reverse logistics operations efficiently and at a significant scale to maximize the utilization of units and help ensure adequate availability levels the failure of which may adversely affect our operating results. We cannot control products while they are out of our possession or prevent all damage while in our fulfillment centers, during shipping, or while with customers, third-party suppliers or partners. We are focused on enhancing our automation and quality control processes to ensure that we are appropriately managing our rental product across our Subscription, Reserve, and Resale offerings; however, we may deactivate rental product prematurely, which could reduce availability to our customers, or we may deactivate rental product too slowly, which could increase costs and harm our reputation if customers and potential customers believe that our products are not of high quality or may be damaged.

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
Our industry is characterized by rapidly changing technology, new service and product introductions, and changing customer demands and preferences, and we are not able to predict the effect of these changes on our business. In addition, we believe that our future success depends, in part, on our ability to anticipate and respond effectively to new technology disruption and developments and keep pace more generally with technological changes and trends. These include new software applications or related services based on AI, including agentic search and machine learning, augmented reality, or robotics or more generally evolving trends in e-commerce. For example, we continue to focus on improving the performance and design of our website and mobile application for our customers, including by leveraging AI tools and capabilities and increased personalization and styling; however, our efforts may be unsuccessful. The technologies that we currently use to support our business platform are highly interconnected and complex (as discussed elsewhere in these risk factors) and may become inadequate or obsolete, the cost of incorporating new technologies into our offerings and services may be substantial, and third-party vendors providing technologies to us may experience their own business disruptions or challenges (as described elsewhere in these Risk Factors). In addition, any failure by us to adequately integrate technological developments in our approach to data management could harm our ability to leverage data, including customer data, collected through our technology and our systems, which could have a negative effect on our business. If we are unable to adequately utilize our data in support of our operations due to technical or other limitations, our ability to drive leverage in operational efficiencies and to attract new customers and retain existing customers could be impaired. In addition, if we are unable to successfully leverage new technology to automate and otherwise enhance and drive efficiencies in our operations, our business, results of operations and financial condition could be harmed. For risks related to our adoption and use of AI, see “Our use of AI may subject us to new or heightened legal, regulatory, ethical, operational or other challenges.”
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

We currently use AI in connection with our business and operations and expect to expand our uses of AI. There are significant risks involved in utilizing AI, and no assurance can be provided that such use will enhance our business or operations or result in our business or operations being more efficient or profitable. For example, AI models and algorithms, and the data and other material or content on which they rely, could be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable. AI has also been known to produce false or “hallucinatory” inferences or outputs and AI can subject users to new or heightened legal, regulatory, ethical, operational, or other challenges. Inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions. If the AI solutions that we use are or are perceived to be deficient, inaccurate or controversial, we could suffer operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business, operations and financial results. If we do not have sufficient rights to use the models, algorithms, data or other material or content on which our AI solutions rely, or the inputs or outputs thereof, we could also incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party. If any of our employees, contractors, vendors or service providers use any third-party AI solutions in connection with the services they provide to us, it may lead to the inadvertent disclosure of our confidential information, including inadvertent disclosure of our confidential information into publicly available third-party training sets, which may impact our ability to realize the benefit of, or adequately protect and enforce, our intellectual property rights or confidential information, harming our competitive position and business. Further, any content created by us using generative AI may not be subject to copyright protection which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content. Content created using generative AI may also be perceived by consumers to be deficient, received in the context of changing community sentiment regarding AI-generated content, or subject to rapidly evolving laws governing the use and disclosure of generative AI outputs. In addition, the use of AI solutions by companies has resulted in, and may in the future result in, failures, interruptions and security breaches of their information technology networks and systems and data privacy, data security, data protection and consumer protection violations that implicate the personal or confidential information of users of such AI solutions. Our competitors may also adopt or develop more effective AI-based tools, solutions or products, which could place us at a competitive disadvantage.

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
We rely heavily on the Internet, computer systems, hardware, in-house proprietary technology, third-party software and infrastructure, and customized off-the-shelf technology solutions across our business (collectively, our “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services. Our ability to effectively manage all areas of our business, particularly our product management, fulfillment operations, marketing tools, and financial systems, depends significantly on the reliability and capacity of these IT Systems. Implementing new systems, migrating services, or updating existing integrations of our IT Systems carries operational risks, which could delay and/or negatively impact our ability to execute our strategies effectively and operate our business. We are critically dependent on the integrity, connectivity, security and consistent operations of our IT Systems, which are highly dependent on coordination of our internal teams. For example, in September 2019, we experienced a software outage at our Secaucus, New Jersey facility, during which we were unable to fulfill thousands of Reserve and Subscription orders on a timely basis and made the decision to stop taking new orders until the issue was adequately resolved. We also experienced significant negative customer reviews and negative press as a result of the outage, which we believe damaged our customer relationships, reputation and brand. The outage also resulted in substantial financial losses and increased costs largely due to: lost revenues, customer refunds, credits, promotions and/or related payments, and incremental labor and shipping costs. Our insurance policy covered a substantial portion of these losses but not all of them. While we have taken remediation measures in response to the outage, additional outages or other disruptions have occurred from time to time and are likely to occur in the future, which could harm our ability to meet customer expectations, fulfill orders, manage our products, and achieve our objectives for operating efficiencies and profitability.

The technology underlying our platform is highly interconnected and complex, and we detect bugs, errors, and vulnerabilities from time to time in the ordinary course of business. Because of the complexity of our technology, it is likely to contain additional undetected bugs, errors or vulnerabilities, some of which may have a material adverse effect on our business or operations. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. Moreover, due to the interconnected nature of our IT Systems, updates to parts of our code (including for product launches), third-party code, and application programming interfaces, on which we rely and that maintain the functionality of our IT Systems, are often very complex and have an unintended impacts on other sections of our code, which have in the past resulted in errors or vulnerabilities to our platform and/or launch delays that negatively impact the customer experience and functionality of our offerings and could result in serious errors, vulnerabilities or delays in the future. Our use of AI-assisted coding may increase the potential for errors or vulnerabilities in our code base. In some cases, such as our mobile application, certain errors are only able to be correctable through updates distributed through slower, third-party mechanisms, such as app stores, and may need to comply with third-party policies and procedures to be made available, which may add additional delays due to app review and customer delay in updating their mobile apps. In addition, our IT Systems and business operations are increasingly reliant on AI systems and technologies, which are complex, expected to pose new or unknown cybersecurity risks and challenges, and may have errors or inadequacies that are not easily detectable. As discussed elsewhere in these risk factors, these systems and technologies may inadvertently reduce the efficiency of our IT Systems or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies, or otherwise are inconsistent with our brand, guiding principles and mission. Any errors or vulnerabilities discovered in our code or IT Systems generally could also result in damage to our reputation, loss of our customers, unauthorized disclosure of personal and confidential information, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business.

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
Additionally, despite various security measures that have been implemented, our IT Systems and those of our third-party service providers and business partners as well as the Confidential Information stored thereon are vulnerable to numerous and rapidly evolving cybersecurity risks that threaten their confidentiality, integrity and availability, including security incidents, technology developments (including, but not limited to, AI developments), attacks by a variety of threat actors (including hackers, hacktivists, and state-sponsored organizations), acts of vandalism, malware, social engineering, denial or degradation of service attacks, computer viruses, software bugs or vulnerabilities, supply chain attacks, phishing attacks, ransomware attacks, credential stuffing attacks, misplaced or lost data, human errors, malicious insiders, inadvertent disclosures or other similar events. Notably, AI technologies, including generative AI, agentic AI and AI-enabled automation technologies, have introduced new and complex cybersecurity risks, including, but not limited to, more sophisticated AI-powered social engineering and phishing campaigns, AI-driven generation and refinement of malicious code, accelerated discovery and exploitation of vulnerabilities, automated reconnaissance and targeting, rapid iteration on attack techniques, and the potential for novel attack vectors involving AI (such as prompt injection, model poisoning, and loop exploits to drain tokens), which broadens the scope, intensity and sophistication of campaigns, reduces the time available to identify and mitigate emerging threats, and presents a significant challenge for the Company and our third-party providers and business partners. Rapid development and increasing use of advanced AI models, algorithms and autonomous or semi-autonomous agents create new attack surfaces, methods for adversaries and cybersecurity risks and risks of employee non-compliance, with which our business policies and internal security controls may not keep pace. Additionally, our third-party AI service providers may fail to comply with their obligations regarding the confidentiality or security of inputs or outputs, otherwise use the data that we may provide in ways that may result in the unauthorized access to or disclosure of our Confidential Information, or experience security breaches or other incidents which may result in the unauthorized access to our Confidential Information or IT Systems. If unauthorized parties gain access to our Confidential Information, IT Systems or other information, or those of our third-party service providers or business partners, they may be able to steal, publish, sell, delete, use inappropriately or modify private and sensitive information, including credit card information and personally identifiable information or proprietary business information, any or all of which could harm our business, financial condition and results of operations.

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
Certain of the aforementioned types of cyberattacks and security incidents have occurred in the past to us and our third-party providers, and may occur in the future, resulting in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of Confidential Information. For example, although no sensitive information was affected, our platform has been the subject of phishing attempts, credential stuffing attacks and brute force attacks (i.e., attempts to try different username and password credentials to gain access to our platform), and other account takeover tactics. The security measures we employ to prevent, detect, and mitigate unauthorized use of user credentials and potential harm to our users from the theft of or misuse of user credentials on our network (including, but not limited to, our ability to keep pace with evolving AI capabilities and threats) may not be, and have not always been, effective in every instance.
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
As an e-commerce business, we encounter risks and difficulties frequently experienced by businesses with significant internet operations. The successful operation of our business as well as our ability to provide a positive customer experience that will generate Subscription, Reserve and Resale orders depend on efficient and uninterrupted e-commerce order-taking and fulfillment operations. If we are unable to allow real-time and accurate visibility to product availability when customers are ready to order, quickly and efficiently fulfill our customers’ orders using the fulfillment and payment methods they demand, provide a convenient and consistent experience for our customers regardless of the ultimate channel or effectively manage our online sales, our ability to compete and our results of operations could be adversely affected. We have two fulfillment centers in Arlington, Texas and Secaucus, New Jersey that we depend on for our fulfillment operations. We currently lease these facilities. We cannot guarantee that we will be able to renew or negotiate new or renewed leases in the future on terms acceptable to us or at all. If we are unable to secure such leases, or if we can only secure such leases on economic terms that are less than optimal for us, it may materially adversely impact our results of operations.
Risks associated with our e-commerce business include:
•our ability to provide a delightful and effective search and discovery experience for our customers;
•our failure to successfully execute planned enhancements to our website and mobile application performance in order to keep pace with industry standards and meet customer expectations, including with respect to the implementation of AI tools and capabilities;
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

We rely on third parties to support our business, including, among other things, portions of our technology development and support and certain payment processing services. We have experienced, and may in the future experience, adverse changes to the terms of our agreements with vendors and other commercial partners based on perception of our creditworthiness. If we are viewed as less financially viable by third-party providers, we may receive less favorable terms and conditions, including requiring upfront payments or other demonstrations of credit.

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
We are currently experiencing CEO and CFO transitions. We rely on the experience and expertise of our senior management team, key technical and strategic employees and hourly personnel.
We believe that our success and future growth depend largely upon the leadership and services of our senior management team. From time to time, there have been and may be future changes in our executive management team resulting from the hiring or departure of these executives. Following the recent resignations of our CEO and CFO, we have appointed a permanent CEO and interim CFO and, ultimately, intend to appoint a permanent hire to the CFO role. If we do not successfully manage these leadership transitions and timely hire new executives, we could experience increased regrettable attrition and fail to achieve our business goals. All employees, including our executive officers are employed on an at-will basis, which means they may terminate their employment with us at any time. These types of management changes have the potential to disrupt our operations due to the operational and administrative inefficiencies, added costs, increased likelihood of turnover, and the loss of personnel with vital institutional knowledge, experience and expertise, which could result in significant disruptions to our operations. The loss of additional senior leaders, the failure to appropriately manage and integrate the current executive and Board transitions, or the failure of the management team and Board to collaborate effectively and lead our Company could materially harm our business. We do not maintain key man life insurance with respect to any member of management or other employee.

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
•the failure to successfully integrate AI tools and capabilities into the day-to-day operations of our teams;
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

Disruptions in the supply chain due to a variety of macroeconomic factors and the recent inflationary environment have increased raw material costs, impacted pricing of our products, and caused shipping delays. In addition to the general uncertainty and overall risk from changes in global trade policies, tariffs, treatises and supply chains, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to such changes. For example, to respond to inflationary and tariff pressures, we have increased the price of our Subscription plans in the past and added new or increased shipping charges across our offerings. Any future developments of these issues, or the perception regarding such developments, could increase the costs associated with procuring rental product, negatively impact our brand partners’ business operations which could in turn negatively impact us, reduce the supply of materials used in the design and manufacture of our rental products; and negatively impact customer demand for our products, any of which could have a material adverse effect on our business, financial condition and results of operation.

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

Failure to manage updates to our Board could materially adversely affect our business.

To facilitate the Recapitalization Transactions, the Board was restructured in 2025, and has continued to experience changes, including new and departing members, changes to the Audit Committee composition, and updates to Board leadership, which may cause temporary uncertainty and disruption.

The potential uncertainty and disruption resulting from these Board updates could have an adverse effect on our business, financial condition and results of operations. For more information on the Board transition relating to the Recapitalization Transactions, see “Note 6 - Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information.

We may require additional capital to support the growth of our business and satisfy our debt obligations, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity and debt financings and revenue generated from our offerings. Our goal is to be a profitable company over time; however, we cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We also intend to continue to make investments to develop and grow our business. For example, in the future, we may need additional funding to satisfy our debt obligations, to obtain rental products, for marketing, and for headcount or other operating expenses and capital expenditures, to develop new features or enhance our offerings, to improve our operating infrastructure, and/or to acquire complementary businesses and technologies. However, our market capitalization, business performance and/or level of indebtedness and/or governance structure may adversely impact efforts to raise additional capital. Our principal sources of liquidity are existing cash and cash equivalents and cash flows from operating activities. There is no remaining borrowing availability under our New Credit Agreement. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to support our business growth, and respond to business challenges could be significantly impaired, and our business may be adversely affected. Additionally, in recent periods, there has been volatility in and disruptions to the global economy, including the equity and debt financial markets. Such weakness and volatility in capital markets and the economy in general could limit our access to capital markets and increase our costs of borrowing.

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

Under the terms of the Recapitalization Transactions, we entered into an amended and restated credit agreement (the “New Credit Agreement”), by and among the Company, as borrower, CHS (US) Management LLC, as administrative agent (the “Agent”), and CHS US Investments LLC (“Lender”), Gateway Runway, LLC (“Nexus”) and S3 RR Aggregator, LLC, as lenders (“STORY3” and, collectively with Lender and Nexus, the “Investor Group”). The New Credit Agreement amended and restated our prior credit agreement, dated as of July 23, 2018, by and among the Company, as borrower, the lenders from time to time party thereto and the Agent (as successor-in-interest to Double Helix Pte Ltd.) (the “Prior Credit Agreement”). The New Credit Agreement, including subsequent amendments thereto, contain negative covenants that limit our ability to, among other things, incur additional indebtedness, pay dividends, redeem stock or make other distributions, amend our material agreements, make investments, incur liens, make negative pledges, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, and enter into certain transactions with affiliates. Our obligation to comply with such covenants could decrease our operating flexibility and our ability to achieve our operating objectives, which could have an adverse effect on our business, financial condition and results of operations.

Further, in the past we have sought waivers and/or concessions from our Lender and the Investor Group to ensure our continued compliance with certain covenants under our Prior Credit Agreement and New Credit Agreement and/or to support our liquidity needs. If we were unable to comply with our covenants and successfully negotiate with the Investor Group for a waiver or dispensation of such covenants under the New Credit Agreement, the Agent would have the right to accelerate repayment of all outstanding obligations under the New Credit Agreement, which would become immediately due and payable, and exercise all other rights and remedies available under the New Credit Agreement. There can be no assurance that the Investor Group will be willing to provide waivers or concessions or negotiate our debt terms in the future. In addition, the rights of the Investor Group under the New Credit Agreement are transferable and assignable, and any transferee may not be willing to grant such waivers or enter into such amendments, or have interests that align with us and our stockholders. Therefore, any failure to comply with the covenants under the New Credit Agreement and negotiate with the Investor Group could have a material adverse effect on our business, financial condition and results of operations.

Our level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfill our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs.

As of July 31, 2026, we had $157.5 million aggregate amount of borrowings, consisting of principal and debt (premium) discount under the New Credit Agreement. If we are unable to successfully manage our long-term debt obligations, our liquidity, results of operations, cash flows, and financial condition may be materially adversely impacted. See Risks Related to the Recapitalization Transactions and Note 6 —Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements for more information on our indebtedness and the Recapitalization Transactions.

Our ability to make interest and principal payments and to fund our planned capital expenditures will depend on our ability to generate cash flows. Our ability to generate cash flows is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising or continuously high interest rates. To the extent we are impacted by macroeconomic trends, or other factors, including, but not limited to, lower demand for our business, increased rental product spend or tariffs, we plan to reduce fixed and variable costs accordingly and have established plans to preserve existing cash liquidity, which includes additional reductions to labor, operating expenses, and/or capital expenditures. However, these actions may not provide sufficient incremental liquidity to fund our debt service obligations when they become current. If our cash flows, capital resources and any measures to reduce fixed and variable costs are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt, if needed, will depend on the condition of the capital markets and our financial condition at such time, as well as cooperation with our Lenders. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot provide assurance that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. If we need to generate additional levels of cash to service our indebtedness or meet our covenant obligations, we may need to undertake additional cost-cutting measures. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See “Note 6 —Long-Term Debt” in the Notes to the Condensed Consolidated Financial Statements for more information on our indebtedness and the Recapitalization Transactions.
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
We identified material weaknesses in our internal control over financial reporting, as described below. As of July 31, 2026, these material weaknesses remain unremediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition and antitrust, intellectual property, data privacy, data security and data protection, consumer protection, securities, tax, labor and employment, commercial disputes, environmental regulations, and other matters that could adversely affect our business operations and financial condition. . See “Note 14, Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for more details about material litigation matters, including the settlement of our previously reported class action.

In addition, in recent years, we have seen a rise in the number and potential significance of these disputes and inquiries and evolving areas of focus for regulators and private plaintiffs. For example, there has been an increase in consumer class action lawsuits and mass arbitrations relating to subscription products, fees, and data privacy practices. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, the costs we incur could be significant and our insurance coverage and assets may be insufficient to cover these cost. Adverse outcomes with respect to claims, litigation or any of these legal proceedings may result in significant settlement costs or judgments, damages, penalties and fines, or require us to modify our products and offerings or other business processes, which could negatively affect our financial performance or our revenue growth and/or cash balances. The results of litigation, investigations, claims, and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition, and results of operations.
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
We rely on third parties to provide payment processing infrastructure, to accept card payments from customers, process and administer gift cards, and, through our banking partners, to remit payments to suppliers. These third parties may refuse to renew our agreements with them on commercially reasonable terms or at all. Furthermore, we rely on a single payment processor, which may increase our risks of being unable to process payments and deliver our products in a timely and cost-effective manner. In the event of interruption, we may not be able to develop alternate or secondary processing without incurring material additional costs and substantial delays. If these providers become unwilling or unable to provide these services to us on acceptable terms or at all, our business may be disrupted. For certain payment methods, including credit and debit cards, we pay interchange fees and other processing and gateway fees, and such fees result in significant costs. Online payment providers have also required, and may in the future require, us to provide demonstrations of credit based on providers’ perceptions of our creditworthiness. In addition, online payment providers pay fees to banks to settle funds, and there is no assurance that such online payment providers will not pass any costs on to us, as and when such costs increase. If these fees or other obligations increase over time, our operating costs will increase, which could adversely affect our business, financial condition, and results of operations.
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
•the impact of pandemics like COVID-19 on our business or the fashion industry and sharing economy generally;
•sales or expected sales of our Class A common stock by us, our officers, directors, principal stockholders, and employees;
•if securities or industry analysts publish research about our business, or if they publish unfavorable research; and
•other events or factors, including those resulting from geopolitical conditions, including war, incidents of terrorism, or responses to these events.
Our investors may not realize any return on their investment in us and may lose some or all of their investment. In addition, stock markets, and the trading of e-commerce companies’ and technology companies’ stocks in particular, have experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner often unrelated to the operating performance of those companies. It is common for stockholders to institute securities class action litigation following periods of stock volatility. Current or future securities litigation could divert resources and the attention of management from our business, and materially adversely affect our business, financial condition and results of operations.

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
In the future, we may sell additional Class A common stock, other series of common stock, convertible securities, or other equity securities, including preferred securities, in one or more transactions at prices and in a manner we determine from time to time, including but not limited to pursuant to our shelf registration statement on Form S-3. For example, on April 15, 2026, we entered into an At-the-Market Sales Agreement with BTIG, LLC, as agent, for the issuance and sale in an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act, of our Class A common stock with an aggregate offering price of up to $40,000,000. We also expect to issue Class A common stock to employees, consultants, and directors pursuant to our equity incentive plans. If we sell Class A common stock, other series of common stock, convertible securities, or other equity securities in subsequent transactions, or Class A common stock or Class B common stock is issued pursuant to equity incentive plans, investors may be materially diluted. New investors in subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our Class A common stock.
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

CHS is also a Lender pursuant to our New Credit Agreement. If CHS loses confidence in our business or if their investment strategy evolves and we are no longer an attractive investment, it could materially adversely affect our business, financial condition and results of operations. If at any time we cease to be a “controlled company” under Nasdaq listing rules, our board of directors will take all action necessary to comply with Nasdaq’s corporate governance rules, including establishing certain committees composed entirely of independent directors, subject to a permitted “phase-in” period. Notwithstanding our status as a controlled company, we will remain subject to the Nasdaq corporate governance standards that require us to have an audit committee with at least three independent directors, as well as to be composed entirely of independent directors.

Certain provisions in our corporate charter documents and under Delaware law may prevent or hinder attempts by our stockholders to change our Board or to acquire a controlling interest in us, and the trading price of our Class A common stock may be lower as a result.
There are provisions in our Amended Charter and Third Amended and Restated Bylaws (“Amended Bylaws”) that may make it difficult for a third party to acquire, or attempt to acquire, control of our Company, even if a change in control were considered favorable by our stockholders. These anti-takeover provisions include:
•a classified board of directors so that not all members of our board of directors are elected at one time;
•a requirement that our directors may only be removed for cause;
•the ability of our directors to fill all board vacancies, subject to the rights granted pursuant to the investor rights agreement;
•advance notice procedures for stockholder director nominees and annual meeting matters (other than the parties to our investor rights agreement), subject to certain exceptions;
•the ability of our directors to amend our Amended Bylaws without stockholder consent;and
•a prohibition on cumulative voting for directors.

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

Our Amended Charter provides that the doctrine of “corporate opportunity” does not apply with respect to any directors appointed to the Board by Nexus or STORY3 (or their affiliates) who are not our employees.
Our Amended Charter provides that the doctrine of “corporate opportunity” does not apply with respect to any directors appointed to the Board by Nexus or STORY3 (or their respective affiliates) who is not employed by us or our subsidiaries. The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources or information obtained in their corporate capacity for their personal advantage, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers, directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Pursuant to our Amended Charter, to the extent permitted by Delaware law, we renounce any present or expectancy interest that we have in, or right to be offered an opportunity to participate in, specified business opportunities that are from time to time presented to our directors, or their respective affiliates (other than those who are employed by us or our subsidiaries). Any directors appointed to the Board by Nexus or STORY3, or their respective affiliates, have no duty to communicate or present corporate opportunities to us, and have the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any directors, or their respective affiliates (other than those who are employed by us or our subsidiaries). Notwithstanding the foregoing, pursuant to our Amended Charter, we do not renounce our present or expectancy interest in any business opportunity that is expressly offered to a director, executive officer or employee of us or our subsidiaries, solely in his/her capacity as a director, executive officer or employee.
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

Item 2. Unregistered Sales Of Equity Securities and Use Of Proceeds
Unregistered Sales of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

On September 11, 2026 (the “Appointment Date”), our Board of Directors (the “Board”) appointed Paige Thomas as our Chief Executive Officer, principal executive officer, President and member of the Board, effective as of September 14, 2026 (the “Effective Date”).

Ms. Thomas, age 55, served as Chief Merchant & Product Innovation Officer at Signet Jewelers from June 2024 to August 2025. Prior to that, she served as President & CEO of Saks OFF 5th from 2020 to 2023. From 2012 to 2020, Ms. Thomas served in various executive roles at Nordstrom, most recently as Executive Vice President, General Merchandise Manager, Mens and Kids from 2017 to 2020, and Executive Vice President, General Merchandise Manager and Chief Merchant of Nordstrom Rack from 2012 to 2017. Ms. Thomas also held several roles of increasing seniority at Kohl’s Department Stores from 2003 to 2012, including Executive Vice President, General Merchandise Manager, Juniors, Jewelry, Accessories, Cosmetics. Ms. Thomas holds a B.A. in Business from the University of Washington.

In connection with her appointment as Chief Executive Officer and President, we entered into an offer letter with Ms. Thomas (the “Offer Letter”) providing for, among other things, (i) an annual base salary of $650,000, (ii) a target annual bonus opportunity equal to 100% of her annual base salary, (iii) a grant of restricted stock units and performance stock units pursuant to our Second Amended and Restated 2021 Incentive Award Plan, as amended, and (iv) severance payments and benefits upon certain qualifying terminations of employment pursuant to our Amended and Restated Executive Severance Plan. The foregoing summary of the terms of the Offer Letter is qualified in its entirety by reference to the complete text of the Offer Letter, a copy of which is filed as Exhibit 10.4 hereto, and is incorporated by reference herein.

There are no family relationships between Ms. Thomas and any director or executive officer of the Company, and other than as described above, there are no arrangements or understandings between Ms. Thomas and any other person pursuant to which she was selected as Chief Executive Officer, President or as a member of the Board. There are no related person transactions within the meaning of Item 404(a) of Regulation S-K between Ms. Thomas and the Company.

In connection with Ms. Thomas’ appointment, on the Appointment Date, Ms. Bariquit stepped down as our Interim Chief Executive Officer and President and was appointed by the Board to serve as non-executive Chair of the Board, effective as of the Effective Date. In connection with such appointment, Dhiren Fonseca stepped down as Executive Chairman and will continue to serve as a Class III director of the Board. In connection with Ms. Bariquit’s appointment as non-executive Chair of the Board, we entered into a letter agreement with Ms. Bariquit (the “Bariquit Letter”), providing for (i) annual cash compensation of $150,000, payable quarterly in arrears and (ii) a grant of restricted stock units pursuant to our Second Amended and Restated 2021 Incentive Award Plan, as amended. The foregoing summary of the terms of the Bariquit Letter is qualified in its entirety by reference to the complete text of the Bariquit Letter, a copy of which is filed as Exhibit 10.5 hereto, and is incorporated by reference herein.

Item 6. Exhibits
(a)Exhibits.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing date

3.1	Thirteenth Amended and Restated Certificate of Incorporation of Rent the Runway, Inc., dated July 15, 2026	8-K	001-40958	3.1	07/16/2026

3.2	Amended & Restated Bylaws	8-K	001-40958	3.1	8/13/2026

10.1	Transition and Board Service Agreement between Rent the Runway, Inc. and Dhiren Fonseca, effective July 1, 2026					*

10.2	Third Amendment to Amended and Restated Credit Agreement, dated September 1, 2026, by and among the Company, the Agent, and the Lenders	8-K	001-40958	10.1	9/1/2026

10.3	Stipulation and Agreement of Settlement, dated September 3, 2026	8-K	001-40958	10.1	9/4/2026
10.4	Employment Agreement between the Company and Paige Thomas, dated September 11, 2026					*
10.5	Letter Agreement between the Company and Teri Bariquit, dated September 11, 2026					*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENT THE RUNWAY, INC.

Date: September 11, 2026	By:	/s/ David Loretta
David Loretta
Interim Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)